Form 10-K
period 1993-12-31
EL PASO NATURAL GAS CO
filed 1994-02-02
CIK 31986

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    74-0608280
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

        ONE PAUL KAYSER CENTER
   304 TEXAS AVENUE, EL PASO, TEXAS                          79901
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (915) 541-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                      COMMON STOCK, PAR VALUE $3 PER SHARE

                        PREFERRED STOCK PURCHASE RIGHTS

                            6.90%  NOTES DUE 1997
                            9.45%  NOTES DUE 1999
                            7 3/4% NOTES DUE 2002
                          8 5/8% DEBENTURES DUE 2012
                          8 5/8% DEBENTURES DUE 2022

      THE ABOVE SECURITIES ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

 STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
                                THE REGISTRANT.

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of January 14, 1994, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date: $1,359,380,797.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: common stock, par value $3 per share. Shares outstanding on January 14, 1994: 36,864,564.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: El Paso Natural Gas Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

ITEM NO.                                       CAPTION                                    PAGE
- --------                                       -------                                    ----
                                            PART I
1. and 2.     Business and Properties....................................................    1
3.            Legal Proceedings..........................................................   10
4.            Submission of Matters to a Vote of Security Holders........................   10
                                            PART II
5.            Market for Registrant's Common Equity and Related Stockholder Matters......   11
6.            Selected Financial Data....................................................   12
7.            Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................   13
8.            Financial Statements and Supplementary Data................................   22
9.            Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...............................................................   51
                                           PART III
10.           Directors and Executive Officers of the Registrant.........................   51
11.           Executive Compensation.....................................................   51
12.           Security Ownership of Certain Beneficial Owners and Management.............   51
13.           Certain Relationships and Related Transactions.............................   51
                                            PART IV
14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K............   52
              Signatures.................................................................   56

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Introduction

     El Paso Natural Gas Company, incorporated in Delaware in 1928, owns and operates one of the nation's largest field and mainline natural gas transmission systems, connecting natural gas supply regions in New Mexico, Texas, Oklahoma and Colorado to markets in California, Nevada, Arizona, New Mexico, Texas and northern Mexico. As used herein, "Company" refers to El Paso Natural Gas Company and its subsidiaries and "EPG" refers to El Paso Natural Gas Company, unless the context otherwise requires.

     At December 31, 1991, EPG was a wholly owned subsidiary of Burlington Resources Inc. ("BR"). In March 1992, EPG completed an initial public offering of approximately 15 percent of its common stock in the form of newly issued shares (the "Offering"). On June 30, 1992, BR distributed all of EPG's common shares it held to BR shareholders, the effect of which was to place all of EPG's common stock in public ownership.

     El Paso Gas Marketing Company ("EPGM") was incorporated in October 1992 as a wholly owned subsidiary of EPG. EPGM commenced operations on November 1, 1992, for the purpose of conducting all of EPG's new gas marketing business, while also acting as EPG's agent in winding down its remaining role as a natural gas merchant.

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in Mojave Pipeline Company ("MPC"), a general partnership. This acquisition gives the Company 100 percent ownership of MPC. MPC is a general partnership formed pursuant to the Uniform Partnership Act of the State of Texas. MPC was formed for the construction, ownership and operation of a federally regulated interstate natural gas pipeline to serve the enhanced oil recovery operations and associated cogeneration projects in the heavy oil fields in central California.

Regulatory Environment

     EPG's and MPC's pipeline facilities, services and rates are regulated by the Federal Energy Regulatory Commission ("FERC") in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Prior to the mid-1980s, EPG, as was the case with virtually all other interstate pipelines, was engaged primarily in the business of purchasing gas from producers at the wellhead and reselling such gas to local distribution companies, such as Southern California Gas Company ("SoCal") and Pacific Gas & Electric Company ("PG&E"), for resale to retail customers and to large industrial and electric generation concerns for their own consumption. During this period, almost all of the gas that moved through EPG's system was gas that EPG purchased for resale to its customers ("sales service"). Gas that EPG transported for others ("transportation service") constituted a very small portion of EPG's total throughput.

     Since 1984, the natural gas transmission industry has undergone a major transformation in response to sweeping changes in market conditions and regulatory policies. These developments have resulted in: (i) the emergence of a nationwide spot market for natural gas and increasing competition in natural gas markets; (ii) a restructuring of the contractual relationships between pipelines and their traditional customers resulting in an increasing displacement of sales service by transportation service; and (iii) the renegotiation of gas purchase contracts between pipelines and producers to reduce purchase obligations, reform pricing provisions and settle take-or-pay claims.

     Beginning in April 1992, FERC issued a series of orders (the "Restructuring Rules") directing a number of significant changes to the structure of the services provided by interstate natural gas pipelines. The Restructuring Rules are intended principally to assure "comparability" (i.e., that pipeline and non-pipeline gas merchants are placed on an equal footing in competing for sales), to provide a mechanism for the allocation of pipeline capacity and to eliminate competitive distortions arising from rate design differences between United States and Canadian pipelines. Under the Restructuring Rules' rate design, all fixed pipeline costs (including return on equity and related income taxes) are recovered through reservation charges which do not vary with actual throughput. Under the previously required rate design, return on equity and related taxes were excluded from reservation charges but were recovered along with variable costs through volumetric rates, which were rates paid for actual volumes transported on the pipeline. Generally, under the Restructuring Rules' rate design volumetric rates are considerably lower than under the previously required rate design, and pipeline earnings are less sensitive to variations in actual throughput.

Components of Consolidated Revenues

     The following table sets forth the components of the Company's consolidated revenues:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                  (IN THOUSANDS)
    Reservation(a).....................................  $483,471     $346,027     $189,721
    Transportation.....................................    59,631      141,789      227,280
    Gas and liquid sales...............................   280,839      237,965      182,797
    All other(b).......................................    84,987       77,031      135,398
                                                         --------     --------     --------
              Total....................................  $908,928     $802,812     $735,196
                                                         --------     --------     --------
                                                         --------     --------     --------

- ------------

(a) Reservation revenue relates to the charge for firm transportation service or, prior to September 1991, firm sales service.

(b) Included in "All other" are revenues generated from gas gathering services on the field transmission systems.

     In 1993, natural gas deliveries to SoCal, PG&E and Southwest Gas Corporation accounted for 26 percent, 19 percent and 10 percent, respectively, of the Company's revenues. No other customer accounted for 10 percent or more of the Company's consolidated revenues. The Company's revenues for volumes transported to the Mexico border represented less than one percent of the Company's operating revenues for each of 1993, 1992 and 1991.

EL PASO NATURAL GAS COMPANY

General

     EPG is directly connected to three of the nation's most prolific gas producing areas -- the San Juan, Permian and Anadarko Basins. During 1993, EPG delivered 1.3 trillion cubic feet ("Tcf") of natural gas, accounting for approximately seven percent of estimated total 1993 United States consumption.

     EPG's system consists of approximately 17,000 miles of pipeline with 77 mainline compressor stations having an aggregate installed horsepower of approximately 1.1 million. The system's present natural gas delivery capacity to California and East-of-California markets, as discussed below, is approximately
4.6 billion cubic feet per day ("Bcf/d").

     EPG's present capacity to deliver natural gas to California, the second largest natural gas market in the United States, is approximately 3.3 Bcf/d. EPG's system currently provides 48 percent of the total interstate pipeline capacity serving the state. In 1993, EPG delivered approximately 43 percent of all the natural gas consumed in California.

     EPG is the principal interstate natural gas transmission system serving Arizona, including the cities of Phoenix and Tucson; southern Nevada, including Las Vegas; New Mexico; and El Paso, Texas. EPG's East-of-California market also includes deliveries to the cities of Ciudad Juarez, Cananea and Hermosillo, in northern Mexico, and the Samalayuca Power Plant outside of Ciudad Juarez. EPG's delivery capacity to these East-of-California markets is approximately 1.3 Bcf/d.

     Since the late 1980s, in response to changing market demands, EPG has been delivering substantial quantities of gas from the San Juan Basin to interconnecting pipelines for ultimate redelivery to off-system markets on the Gulf Coast and in the Midwest. This alternate routing has been effectuated by exchanges ("back-hauls") between EPG and an interconnecting pipeline. Volumes of gas which the interconnecting pipeline is otherwise scheduled to deliver to EPG for redelivery in EPG's traditional markets are traded for like volumes of San Juan gas which EPG has accepted for delivery to the interconnecting pipeline. With EPG's 1992 completion of a system modification which made an existing pipeline segment linking the San Juan Basin and Permian Basin bi-directional, total delivery capacity to off-system markets east of EPG's system can be as high as 1.1 Bcf/d depending on the level of demand elsewhere on EPG's system. Although their contributions to revenues and earnings are still comparatively small, off-system deliveries represent a strategic long-term diversification of EPG's market base. Presently, EPG is the largest provider of access to off-system markets for San Juan Basin producers.

     Set forth below is a breakdown of EPG's natural gas deliveries by market area for the periods indicated (volumes shown are in million cubic feet per day ("MMcf/d")):

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1993      1992      1991
                                                                  -----     -----     -----
    Transportation
      California................................................  2,288     2,551     2,736
      East-of-California........................................    599       596       477
      Off-system................................................    691       560       525
                                                                  -----     -----     -----
    Total transportation........................................  3,578     3,707     3,738
    Total sales (at the citygate)...............................     --        --       121
                                                                  -----     -----     -----
              Total throughput..................................  3,578     3,707     3,859
                                                                  -----     -----     -----
                                                                  -----     -----     -----

Gathering and Production Area Facilities

     On January 14, 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer all of its nonjurisdictional gathering and production area facilities to a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with horsepower of 40,600 and various treating and processing plants. These nonjurisdictional facilities, together with the facilities included in the January 14, 1994 FERC application, constitute all of EPG's gathering and production area facilities.

Rate Matters

     On July 1, 1991, EPG filed for FERC approval of new system rates and placed the proposed new rates into effect on January 1, 1992, subject to refund. On July 31, 1992, EPG again filed for new system rates to recover increased costs and return on rate base associated with EPG's expansion and modernization projects. These rates became effective on February 1, 1993, subject to refund. In the July 1992 filing, EPG's rate base increased from $752 million to approximately $1.2 billion. EPG made its compliance filing on December 31, 1992, in accordance with the Restructuring Rules.

     In January 1993, EPG, certain of its customers and FERC staff reached a settlement agreement which led to the resolution of the above mentioned rate and restructuring proceedings. The settlement agreement was filed in January 1993 to supersede EPG's December 31, 1992 compliance filing. As required by FERC order, EPG filed revised rates on September 14, 1993, which implemented the settlement agreement effective October 1, 1993.

     The settlement agreement provides for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through December 31, 1993 was $19 million. The outstanding balance was $37 million at December 31, 1993. The settlement agreement also established new depreciation rates for certain of EPG's facilities effective January 1, 1992.

Producer Settlement and Cost Recovery

     Since 1987, EPG has incurred approximately $1.5 billion in buy-out and buy-down costs to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts and to settle related litigation. Pursuant to FERC orders, EPG has absorbed approximately 25 percent of such costs and is entitled to recover the balance. Such recovery is made through direct billing of EPG's customers of 25 percent of the $1.5 billion and through a surcharge on all throughput volumes for the remaining 50 percent of such amount. EPG has filed to recover $1.1 billion of its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for the direct bill portion of the take-or-pay buy-out and buy-down costs extends through May 1994. The collection period for the volumetric surcharge portion of such costs extends through March 1996. Through December 31, 1993, EPG had recovered approximately $1.0 billion; of that recovery, $361 million was collected by direct bill and $682 million by volumetric surcharge. EPG has established a reserve for that portion of the volumetric surcharge receivables balance which is unlikely to be collected over the period through March 1996, based on current throughput projections. The balance of this reserve was $19 million at December 31, 1993.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC approved an order, subject to rehearing, resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The remaining issue involves the claim by several customers that EPG has sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding Administrative Law Judge ("ALJ") was rendered which, if adopted without changes by FERC, would require EPG to refund to or forgo collection from its customers of up to $30 million, plus interest. Exceptions to this initial decision were filed with FERC by both parties on April 7, 1993. On April 27, 1993, briefs opposing exceptions were filed by the same parties as well as by FERC staff. EPG has established adequate reserves for this issue and does not believe that the ultimate outcome will have a materially adverse effect on the Company's financial condition or results of operations.

     On January 14, 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition and Liquidity -- Take-or-pay Settlements."

Gas Supply

     During 1993, approximately 270 wells first delivered gas into EPG's system. The total gas well availability physically connected to EPG's gathering systems was approximately 1.5 Bcf/d at year-end 1993. During 1993, EPG received an average of 1.8 Bcf/d from physical points interconnected with other pipelines or from receipt points pursuant to transportation and exchange agreements. EPG's maximum mainline system inlet capacity is 4.7 Bcf/d.

System Expansions

     In April 1992, EPG completed the addition of 400 MMcf/d of mainline capacity from the San Juan Basin to the California border. This addition is committed pursuant to firm long-term contracts with fixed reservation charges. EPG also completed a system modification making an existing pipeline segment linking the San Juan Basin and Permian Basin bi-directional to allow for the eastward movement of up to 435 MMcf/d, of which 255 MMcf/d is committed pursuant to firm contracts. The total cost of the expansion and modification projects was approximately $250 million.

     On July 7, 1992, EPG filed an application with FERC, which was amended on November 27, 1992, to expand the delivery capacity of its system in the vicinity of Yuma, Arizona and, through an extension of its system south to San Luis Rio Colorado, Sonora, Mexico, to serve northern Mexican markets. The proposed expansion would provide shippers the opportunity to deliver natural gas to Mexican markets in northern Baja California via new pipeline capacity of 348 MMcf/d. This project is expected to cost approximately

$71 million and will be financed through internally generated funds or through short-term borrowings. On November 29, 1993, FERC issued an order which approved the siting, construction and operation of facilities necessary for a border crossing facility in Yuma, Arizona which would connect the proposed extension with pipeline facilities in Mexico. The order also made a preliminary determination on environmental issues. FERC is deferring action on the remainder of the July 7, 1992 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities.

     EPG is a member of a five-company consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Mexico. On December 17, 1992, an award for construction was granted to the consortium by Comision Federal de Electricidad, the Mexican government-owned utility. On March 16, 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant and to an existing power plant in the same location. The proposed expansion would provide an additional 300 MMcf/d of capacity at a cost of approximately $57 million and will be financed through internally generated funds or through short-term borrowings. In the November 29, 1993 order, FERC also approved the proposed border crossing facility south of Clint, Texas which would connect EPG's facilities with facilities in Mexico. FERC is deferring action on the remainder of the March 16, 1993 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities.

     On December 29, 1993, PG&E, SoCal and the California Public Utilities Commission ("CPUC") jointly filed a motion with FERC seeking clarification or rehearing of the November 29, 1993 FERC order for both the Yuma, Arizona and the Samalayuca II Power Plant projects discussed above.

Master Separation Agreement

     In contemplation of the separation of EPG from all other BR-controlled entities, EPG, BR and Meridian Oil Holding Inc. ("Meridian"), a wholly owned subsidiary of BR, engaged in a comprehensive review of business and contractual relationships necessary and appropriate for the efficient and effective business operations and long-term planning of both EPG and Meridian. These business relationships are addressed in detail in a Master Separation Agreement (the "Separation Agreement"), dated January 15, 1992, and related operative agreements provided for therein.

     The Separation Agreement and related operative agreements provide for specific and detailed operating agreements, transportation service agreements, natural gas liquids marketing agreements and gas supply arrangements between EPG and Meridian, including Meridian's affiliates, which are appropriate to facilitate stand-alone operations by the companies. The Separation Agreement also provides to Meridian certain defined preferential purchase rights, extending for a period of five years, with respect to EPG's San Juan Basin gathering system which is of significant importance to the business activities of both EPG and Meridian. In addition, the Separation Agreement specifically addresses matters relating to the allocation of pension fund assets and liabilities, tax sharing and allocation, right-of-way access and usage, and indemnification rights and obligations, among other things. The contractual and business arrangements, insofar as they relate to FERC jurisdictional service provided by EPG to Meridian, are representative of arrangements with respect to FERC jurisdictional services which EPG can offer to non-affiliated companies situated similarly to Meridian. In instances where Meridian may have a right to acquire certain assets from EPG under the Separation Agreement, including any acquisition of the San Juan Basin gathering system, Meridian would pay EPG the fair market value for such assets. The foregoing discussion is only a summary of certain provisions of the Separation Agreement and the related operative agreements provided for therein and is qualified in its entirety by reference to the Separation Agreement and such operative agreements.

MOJAVE PIPELINE COMPANY

General

     In 1990, FERC issued orders authorizing MPC to construct and operate its pipeline facilities, which commenced operations on March 1, 1992. MPC's system consists of approximately 400 miles of pipeline with one mainline compressor station. The system's present natural gas delivery capacity is 400 MMcf/d. MPC's only business is natural gas transportation.

     Set forth below are MPC's natural gas deliveries for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                       1993      1992      1991
                                                                       ---       ---       ---
                                                                              (MMCF/D)
          Total MPC throughput.......................................  231       197        --

     Included in throughput for May 1993 through December 1993 are 19 MMcf/d of intercompany transportation volumes. Only revenues associated with the throughput for May 1993 through December 1993, other than intercompany throughput, are included in the Company's consolidated results of operations. Revenues related to throughput associated with the Company's previously owned 50 percent equity interest in MPC are included in other-net in the accompanying Consolidated Statement of Income.

     Mojave Pipeline Operating Company ("MPOC"), a wholly owned subsidiary of MPC, is a Texas corporation. MPOC serves as MPC's agent in the management of the pipeline facilities and the design and construction of future pipeline expansions.

Rate Matters

     Pursuant to the Restructuring Rules, MPC filed its restructuring plan on November 3, 1992. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993. Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions for review of the March 2, 1993, July 9, 1993, and October 15, 1993 orders with the United States Court of Appeals, which are currently pending.

     The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon Straight Fixed Variable ("SFV") rate design rather than Modified Fixed Variable ("MFV") rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate, and this increases aggregate transportation charges for low load factor shippers. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. MPC believes the United States Court of Appeals will uphold SFV rates as applied to MPC.

Gas Supply

     At certain times during 1993, MPC received as much as 360 MMcf/d at physical points of interconnection with other pipelines pursuant to transportation agreements. MPC's maximum mainline system inlet capacity is 400 MMcf/d.

System Expansion

     On March 17, 1993, MPC filed an application, which was amended on November 8, 1993, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system. The proposed expansion will extend from MPC's existing east lateral located near Bakersfield, California approximately 352 miles northward to the vicinity of Sacramento and the East Bay area near San Francisco. The expansion will also include 56 miles of looping of the existing pipeline along with 207 miles of laterals. The estimated cost of the entire system is $467 million which is expected to be funded primarily through project financing. MPC expects to receive its FERC certificate in early 1994 and put the expansion into service in January 1996.

     On December 16, 1993, FERC held a public conference to examine a jurisdictional question raised by the CPUC and PG&E regarding MPC's system expansion. The primary issue is whether FERC or CPUC should have jurisdiction over the proposed expansion. Written comments were filed by interested parties on January 10, 1994, with a final decision by FERC expected in early 1994.

EL PASO GAS MARKETING COMPANY

     EPGM buys and sells natural gas under both short-term and long-term market-sensitive transactions, capitalizing on the strength of EPG's traditional market areas, as well as the new markets developing in the southwestern United States and northern Mexico.

     As EPG's agent, EPGM is responsible for managing EPG's certificated sales arrangements with West Coast and Southwestern utilities and municipalities. EPGM is also responsible for managing EPG's remaining long-term gas purchase agreements which will decline to a level of 58 MMcf/d in 1994 and continue to decline in subsequent years. Based on the contract pricing provisions of these remaining gas supply commitments, EPGM expects that it will experience no difficulty in continuing to contract for the sale of such gas.

OTHER MATTERS

  Competition

     Currently, EPG faces competition from other companies which transport natural gas to the California market. Competition generally occurs on the basis of price, quality and reliability of service.

     The total present interstate pipeline capacity for delivering natural gas to the California border is approximately 6.9 Bcf/d. In addition to EPG, three other major interstate pipelines presently deliver natural gas to California. Transwestern Pipeline Company ("Transwestern") has the capacity to deliver approximately 1.1 Bcf/d from Permian, Anadarko and San Juan Basin supply sources; Pacific Gas Transmission Company ("PGT") has the capacity to deliver about 1.8 Bcf/d of Canadian gas; and Kern River Gas Transmission ("Kern River") has the capacity to deliver approximately 700 MMcf/d from Rocky Mountain supply sources. PGT completed a 755 MMcf/d expansion of its California capacity on November 1, 1993. In 1992, Kern River held an open season to determine interest in expanding capacity to California by 200 MMcf/d; however, no planned expansions have since been announced.

     Demand for natural gas in the California market is projected to be less than capacity for some time to come. EPG maintains a strong competitive position in the market by virtue of the fact that its pipeline is, and expects to remain, the lowest-cost transporter of natural gas to California and the principal means of moving gas from the San Juan Basin to the California border. EPG's pipeline capacity to California is fully subscribed under long-term contracts which provide for the payment of fixed reservation charges.

     EPG's largest single contract for interstate capacity to California is its 1,450 MMcf/d contract with SoCal, which has a primary term ending August 31, 2006. In 1992, SoCal relinquished 300 MMcf/d pursuant to this contract (out of an original contract demand quantity of 1,750 MMcf/d), all of which was subsequently subscribed by new firm shippers under long-term contracts. Pursuant to this contract, SoCal has the option to relinquish an additional 300 MMcf/d of capacity during the first quarter of 1996. PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system. This contract has a primary term ending December 31, 1997. CPUC has directed PG&E to maintain 600 MMcf/d of capacity on EPG's system to service PG&E's core and core subscription service customers. EPG expects to offset potential future reductions in capacity commitments through new contracts with various natural gas users in California which are now served indirectly through SoCal and PG&E, as well as through the development of additional East-of-California and northern Mexico markets.

     In general, natural gas faces varying degrees of competition from electricity, coal and oil. Competitive pressure from alternative fuels is less prevalent in EPG's market area due to strict environmental regulations in California.

  Environmental Compliance

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable, and when costs can be reasonably estimated. As of December 31, 1993, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of polychlorinated biphenyl ("PCB") contamination at its facilities. The majority of the required PCB remediation has been completed. Future PCB remediation costs are estimated to range between $8 million and $11 million over the next five years.

     2 -- EPG executed an Administrative Order on Consent with the United States Environmental Protection Agency ("EPA") on June 25, 1993 to conduct a Remedial Investigation/Feasibility Study ("RI/FS") for a Burlington Industries, Inc. ("BI") site located in Statesville, North Carolina, that has been identified for cleanup. BI and EPG have entered into an agreement to jointly fund the RI/FS for the site. EPG's share of the potential remediation costs is estimated to be between $17 million and $20 million over a 30 year period.

     3 -- On November 2, 1993, in accordance with an EPA order, EPG and Atlantic Richfield Company ("ARCO") submitted work plans for remediation of the subsurface at the Prewitt Refinery in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be between $10 million and $20 million over a 30 year period.

     4 -- EPG is involved in other environmental assessment and remediation activities which include two additional Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). The amount reserved as of December 31, 1993 will cover these and other small environmental assessments and other remediation projects.

EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed the Clean Air Act Amendments of 1990 ("CAAA"), and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of nitrogen oxides ("NOx") in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and (iii) enhanced monitoring of air emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million to $27 million will be spent during the 1995 through 1997 time frame. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $12 million, most of which will be incurred over the next two years. EPG will close and retire about 5,400 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately $17 million to $25 million to retire these pits over the next two years. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as required by regulatory accounting.

     On December 21, 1993, EPA issued EPG a Notice of Liability for the Colorado School of Mines Research Institute ("CSMRI") site in Golden, Colorado. Because EPA has not yet determined the volume of hazardous substances sent to the site by all parties, there is no way to estimate EPG's potential share of remediation costs. However, based on the volumes EPA presently lists as contributed by EPG and other potentially responsible parties, it appears that EPG is a minor contributor.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, contingency amounts will be adjusted accordingly.

  Encumbrances

     Substantial portions of the Company's pipeline systems are constructed and maintained pursuant to rights-of-way, easements, permits and licenses or consents on and across properties owned by others. Compressor stations and related facilities and a natural gas liquid extraction plant are located in whole or in part upon land owned by the Company or upon sites held under leases or under permits issued or approved by public authorities.

  Employees

     The Company had 2,460 and 2,499 full-time employees on December 31, 1993 and 1992, respectively.

  Segment Information

     The Company's principal business is its interstate pipeline operations; therefore, segment information has not been presented.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of EPG as of January 14, 1994 are as follows:

                                                                                         OFFICER
                     NAME                AGE                   OFFICE                     SINCE
- ---------------------------------------  ----  ---------------------------------------   --------
William A. Wise........................   48   Chairman of the Board, President and        1983
                                               Chief Executive Officer
Luino Dell'Osso, Jr....................   54   Executive Vice President and Chief          1990
                                                 Operating Officer
H. Brent Austin........................   39   Senior Vice President and Chief             1992
                                               Financial Officer
Richard Owen Baish.....................   47   Senior Vice President                       1987
Michael C. Holland.....................   52   Senior Vice President                       1982
Joel Richards III......................   47   Senior Vice President                       1990
John W. Somerhalder II.................   37   Senior Vice President                       1990
Britton White, Jr......................   50   Senior Vice President and General           1991
                                               Counsel

     Mr. Wise has been Chairman of the Board of EPG since January 1994. Mr. Wise has been Chief Executive Officer of EPG since January 1990 and President of EPG since April 1989. Mr. Wise was Chief Operating Officer of EPG from April 1989 to December 1989. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of EPG. From January 1984 to February 1987, Mr. Wise was a Senior Vice President of EPG.

     Mr. Dell'Osso has been Executive Vice President and Chief Operating Officer of EPG since November l990. Mr. Dell'Osso was Senior Vice President and Chief Financial Officer of BR from April 1989 until October l990 and Senior Vice President, Finance and Planning of BR from May 1988 until March 1989. From April 1984 until December 1988, Mr. Dell'Osso was Senior Vice President, Finance and Planning of Burlington Northern Inc., ("BNI").

     Mr. Austin has been Senior Vice President and Chief Financial Officer of EPG since April 1992. Mr. Austin was Vice President, Planning and Treasurer of BR from November l990 to March 1992 and was Assistant Vice President, Planning of BR from January 1989 to October l990 and Director, Planning of BNI from September 1986 to December 1988.

     Mr. Baish has been Senior Vice President, Marketing, Regulatory and Rates of EPG since January l991. Mr. Baish was Senior Vice President, General Counsel and Secretary of EPG from November 1990 to December 1990, Vice President and Associate General Counsel of EPG from March 1987 to October 1990 and Assistant General Counsel of EPG from February 1984 to February 1987.

     Mr. Holland has been Senior Vice President, Joint Operations of EPG since January 1991. Mr. Holland was a Vice President of EPG from June 1982 to December 1990. Mr. Holland has also been President and Chief Executive Officer of MPOC since October 1989.

     Mr. Richards has been Senior Vice President, Human Resources and Administration of EPG since January 1991. Mr. Richards was Vice President, Human Resources of EPG from June 1990 to December

1990. Mr. Richards was Senior Vice President, Finance and Human Resources of Meridian Minerals Company, a wholly owned subsidiary of BR, from October 1988 to June 1990 and was Vice President, Human Resources and Administration of Meridian Minerals Company from September 1985 to October 1988.

     Mr. Somerhalder has been Senior Vice President, Operations and Engineering of EPG since August 1992. Mr. Somerhalder was Vice President, Engineering and Technical Services of EPG from January 1990 to July 1992. For five years prior to that time, Mr. Somerhalder served in a managerial capacity with EPG.

     Mr. White has been Senior Vice President and General Counsel of EPG since March 1991. From March 1991 to April 1992, Mr. White was also Secretary of EPG. For more than five years prior to that time, Mr. White was a partner in the law firm of Holland & Hart.

     On December 31, 1993, Richard M. Bressler retired as Chairman of the Board of EPG. Mr. Bressler had been Chairman since November 1990.

ITEM 3.  LEGAL PROCEEDINGS

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in Delaware Chancery Court on May 8, 1991, Amoco Production Company ("Amoco") alleged breaches by EPG and a then affiliated company, Meridian Oil Gathering Inc. ("MOGI"), of certain gas purchase, gathering and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Amoco alleged breach of "favored nations" contractual provisions regarding services to be performed by EPG, including those relating to transportation capacity and rates, and has sought a court order requiring specific performance by EPG and MOGI with respect to future transportation services and an award of monetary damages of an undetermined amount for alleged past breaches of contract. On March 4, 1992, the Court issued a Memorandum Opinion which, among other things, denied Amoco's motion for partial summary judgment and concluded that the Amoco contracts at issue do not contain the general "favored nations" rights claimed by Amoco. The court further concluded that EPG's and MOGI's motions for summary judgment, seeking dismissal of Amoco's counterclaim against MOGI, should be granted. Conoco Inc. ("Conoco") asserted claims similar to Amoco's original claims, involving lesser quantities of gas, in a separate Delaware Chancery Court proceeding filed on December 30, 1991, Conoco Inc. v. El Paso Natural Gas Company. In August 1992, the Amoco and Conoco cases were consolidated, MOGI was dismissed as a party, and Amoco and Conoco filed amended pleadings to restate their claims in lights of the court's March 4, 1992 ruling. EPG and Conoco concluded a settlement agreement which resulted in dismissal of the Conoco claims. Trial of the Amoco claims concluded on July 15, 1993; however, the court's decision has not yet been issued. Post-trial briefing and oral arguments concluded in early November 1993, and the decision of the court is expected in early 1994. Management does not expect the outcome of this matter to have a materially adverse effect on the Company's financial condition.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1993, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     All outstanding common stock of EPG was owned by BR until March 1992. In March 1992, EPG completed the Offering. On June 30, 1992, BR distributed its
31.4 million shares of EPG common stock, which represented approximately 85 percent of EPG's outstanding common stock, to BR shareholders. As a result, BR no longer retains an ownership interest in EPG.

     EPG's common stock is traded on the New York Stock Exchange. As of January 14, 1994 the approximate number of holders of record of common stock was 25,673. This does not include individual participants on whose behalf a clearing agency or its nominee holds EPG's common stock.

     The following table reflects the high and low sales prices for and cash dividends declared on EPG's common stock based on the daily composite listing of stock transactions for the New York Stock Exchange.

                                                        HIGH         LOW        DIVIDENDS
                                                       -------     -------      ---------
                                                                  (PER SHARE)
        1993
          First Quarter..............................  $38.000     $30.250       $ 0.275
          Second Quarter.............................  $40.250     $35.250       $ 0.275
          Third Quarter..............................  $40.375     $36.125       $ 0.275
          Fourth Quarter.............................  $39.500     $33.750       $ 0.275
        1992
          First Quarter..............................  $22.750     $20.250            --
          Second Quarter.............................  $24.375     $21.125       $ 0.250
          Third Quarter..............................  $30.125     $23.750       $ 0.250
          Fourth Quarter.............................  $31.500     $26.875       $ 0.250

     On January 14, 1994, EPG's Board of Directors declared a quarterly dividend of $0.3025 per share on EPG's common stock, payable on April 4, 1994 to shareholders of record on March 11, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                    1993(e)       1992         1991         1990         1989
                                   ---------    ---------    ---------    ---------    ---------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For the Year:
  Operating revenues.............  $ 908,928    $ 802,812    $ 735,196    $ 851,750    $ 904,736
  Depreciation and
     amortization................     54,051       73,229       61,300       67,098       62,624
  Operating income...............    229,245      184,910      184,919      190,012      200,805
  Income from continuing
     operations before income
     taxes.......................    150,826      123,289      140,500      128,481      143,009
  Income taxes...................     59,153       46,963       51,956       44,847       45,155
  Income from continuing
     operations..................     91,673       76,326       88,544       83,634       97,854
  Earnings per common share --
     continuing operations(a)....       2.46         2.12         2.82         2.66         3.05
  Cash dividends declared per
     common share(b).............       1.10          .75           --           --           --
At Year End:
  Total assets(c)................  2,269,663    2,050,729    2,301,932    3,817,896    3,807,659
  Payable to BR, including
     current portion.............         --           --      624,804           --           --
  Long-term debt(d)..............    795,783      637,074      249,942      848,633      631,516
  Stockholders' equity(c)........    707,548      668,992      814,878    1,828,261    1,715,518

- ------------

(a) Earnings per share of common stock is based on 37,212,192 weighted average shares of common stock outstanding for 1993, 36,049,135 weighted average shares of common stock outstanding for 1992 and 31,421,731 shares of common stock outstanding for the years 1989 through 1991.

(b) Represents dividends declared subsequent to the Offering.

(c) In May 1991, EPG declared and paid a dividend of $175 million to its then parent company, The El Paso Company ("TEPCO"). In September 1991, EPG declared a dividend of all its Oil and Gas Operations Segment to TEPCO. The total amount of that dividend was $925 million. In addition, EPG declared and paid dividends to BR totaling $55 million in 1991 and $274 million prior to the Offering in 1992.

(d) Excludes current maturities.

(e) MPC has been consolidated for the months of May 1993 through December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     Cash provided by operating activities was $236 million for 1993 compared with $334 million for 1992. The decrease from the previous year was primarily due to proceeds received in 1992 from the sale of the direct bill portion of the take-or-pay receivables, lower take-or-pay collections in 1993, rate refund payments resulting from the settlement agreement and costs incurred to repair flood damaged pipelines (see Other of this section), partially offset by decreased tax payments in 1993.

     Cash provided by continuing operating activities was $334 million for 1992 compared with $249 million for 1991. The increase was primarily due to proceeds from the sale of the direct bill portion of the take-or-pay receivables, the 1991 net cash payments made in connection with the August 14, 1991 FERC order (see Rates and Regulatory Matters of this section), the decrease in take-or-pay expenditures and a decrease in interest payments. The increase was partially offset by a reduction in volumetric take-or-pay receivable collections and a decrease in accruals for regulatory issues.

Acquisition

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in MPC, for approximately $40 million in cash, representing the approximate book value of the investment. The acquisition, which was funded by internally generated cash flow, gives the Company 100 percent ownership of MPC. The acquisition was accounted for using the purchase method.

     In conjunction with the acquisition, the following liabilities were assumed:

                                                                         (IN THOUSANDS)
        Fair value of assets acquired..................................     $145,643
        Cash paid......................................................       39,396
                                                                         --------------
             Liabilities assumed.......................................     $106,247
                                                                         --------------
                                                                         --------------

     The following MPC balances are included in the December 31, 1993 Consolidated Balance Sheet of the Company:

                                                                         (IN THOUSANDS)
        Cash and other current assets..................................     $ 19,570
        Property, plant and equipment, net.............................      224,075
        Regulatory assets and other....................................       34,420
                                                                         --------------
                  Total assets.........................................     $278,065
                                                                         --------------
                                                                         --------------
        Current liabilities............................................     $ 10,879
        Long-term debt, less current portion...........................      158,584
        Deferred income taxes and deferred credits.....................       20,427
        Equity.........................................................       88,175
                                                                         --------------
                  Total liabilities and equity.........................     $278,065
                                                                         --------------
                                                                         --------------

     The operating results of MPC are included in the Company's consolidated results of operations for the months of May 1993 through December 1993. The Company's previously owned 50 percent equity interest in MPC is included in other-net in the accompanying Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993 and January 1, 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what may have resulted had the acquisition occurred as of those dates or of results which may occur in the future.

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                     1993               1992
                                                                   --------           --------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                         SHARE AMOUNTS)
Operating revenue................................................  $922,593           $834,181
Net income.......................................................    93,102             78,603
Earnings per common share........................................      2.50               2.18

  Gathering and Production Area Facilities

     On January 14, 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer all of its nonjurisdictional gathering and production area facilities to a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with horsepower of 40,600 and various treating and processing plants. These nonjurisdictional facilities, together with the facilities included in the January 14, 1994 FERC application, constitute all of EPG's gathering and production area facilities.

  Rates and Regulatory Matters

     On July 1, 1991, EPG filed for FERC approval of new system rates and placed the proposed new rates into effect on January 1, 1992, subject to refund. On July 31, 1992, EPG again filed for new system rates to recover increased costs and return on rate base associated with EPG's expansion and modernization projects. These rates became effective on February 1, 1993, subject to refund. In the July 1992 filing, EPG's rate base increased from $752 million to approximately $1.2 billion. EPG made its compliance filing on December 31, 1992 in accordance with the Restructuring Rules.

     In January 1993, EPG, certain of its customers and FERC staff reached a settlement agreement which led to the resolution of the above mentioned rate and restructuring proceedings. The settlement agreement was filed in January 1993 to supersede EPG's December 31, 1992 compliance filing. As required by FERC order, EPG filed revised rates on September 14, 1993, which implemented the settlement agreement effective October 1, 1993. Under the settlement agreement, EPG refunded a total of approximately $56 million, inclusive of interest, in the fourth quarter of 1993. EPG had provided for these rate refunds as revenues were collected.

     The settlement agreement provides for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. The amount recovered through December 31, 1993 was $19 million. The outstanding balance at December 31, 1993 was $37 million, of which $12 million is included in other current assets and $25 million is included in other assets in the accompanying Consolidated Balance Sheet. The settlement agreement also established new depreciation rates for certain of EPG's facilities effective January 1, 1992.

     On August 14, 1991, FERC approved an order resolving all of the issues in EPG's December 1987 rate case filing and certain other pending matters which became effective on September 1, 1991. The order provided for: (i) the establishment of revised rate levels for the period July 1, 1988 through the effective date of EPG's next rate change, which occurred on January 1, 1992; and
(ii) payment of certain refunds for the
period July 1, 1988 through August 31, 1991. EPG disbursed to its customers $252 million in October 1991 in accordance with the order. The total refund obligation at September 1, 1991 was $369 million before certain offsets, including an unbilled portion of the $169 million of recoverable excess gas costs. The net refund obligation and the remaining balance of the recoverable excess gas costs, $25 million, were recorded against previously established accruals.

     Pursuant to the Restructuring Rules, MPC filed its restructuring plan on November 3, 1992. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993. Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions for review of the March 2, 1993, July 9, 1993 and October 15, 1993 orders with the United States Court of Appeals which are currently pending.

     The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate, and this increases aggregate transportation charges for low load factor shippers. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. MPC believes the United States Court of Appeals will uphold SFV rates as applied to MPC.

  Take-or-Pay Settlements

     Since 1987, EPG has made, or has committed to make, buy-out and buy-down payments totaling $1.5 billion to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts and to settle related litigation. In certain cases, EPG resolved claims by making recoupable prepayments. At December 31, 1993 and December 31, 1992, the recoupable prepayment balances were $9 million and $19 million, respectively. These payments resolved virtually all the outstanding producer claims asserted against EPG and terminated or prospectively reformed substantially all of EPG's remaining gas purchase contracts, with the result that EPG no longer has any material take-or-pay exposure.

     EPG has filed to recover $1.1 billion of its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for the direct bill portion of the take-or-pay buy-out and buy-down costs extends through May 1994. The collection period for the volumetric surcharge portion of such costs extends through March 1996. Through December 31, 1993, EPG had recovered approximately $1.0 billion; of that recovery, $361 million was collected by direct bill and $682 million by volumetric surcharge. EPG has established a reserve for that portion of the volumetric surcharge receivables balance which is unlikely to be collected over the period through March 1996, based on current throughput projections. The balance of this reserve was $19 million at December 31, 1993.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC approved an order, subject to rehearing, resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The remaining issue involves the claim by several customers that EPG has sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding ALJ was rendered which, if adopted without changes by FERC, would require EPG to refund to or forgo collection from its customers of up to $30 million, plus interest. Exceptions to this initial decision were filed with FERC by both parties on April 7, 1993. On April 27, 1993, briefs opposing exceptions were filed by the same parties as well as by FERC staff. EPG has established adequate reserves for this issue and does not believe that the ultimate outcome will have a materially adverse effect on the Company's financial condition or results of operations.

     On January 14, 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. The sale totaled $325 million, including $305 million of cash received at closing, which was used to repay $300 million of a payable to BR. The receivables sold in this transaction included $104 million which was recovered through direct bill and $221 million to be recovered through volumetric surcharge. The volumetric surcharge portion of the sale has been accounted for as a financing transaction because EPG is subject to certain recourse provisions related to such receivables. At December 31, 1993 and December 31, 1992, $87 million and $125 million, respectively, of the volumetric surcharge portion of the receivables sold remained outstanding. Amounts collected related to the take-or-pay receivables sold are remitted to the purchasers of the receivables.

  Restructuring and Financing Transactions

     In February 1992, EPG established a $300 million revolving credit facility with a group of banks which expires in March 1996. As of December 31, 1993, there were no borrowings outstanding under this facility. Approximately $1 million of commercial paper was outstanding as of December 31, 1993.

     During 1992 and 1991, EPG completed several transactions in preparation for its separation from BR. Among these transactions was the transfer of the net assets of El Paso Production Company ("EPPC") and Meridian Oil Hydrocarbons Inc. ("Hydrocarbons"), collectively, the Company's Oil and Gas Operations Segment, which is reported as discontinued operations.

     In December 1991, EPG declared and paid a dividend to BR of $55 million. In January and February 1992, EPG declared and paid dividends totaling $274 million to BR. These dividends were paid from the balance owed to EPG under an intercorporate cash management arrangement.

     In March 1992, EPG completed the Offering. The proceeds from the Offering, net of related costs, totaled approximately $96 million. On June 30, 1992, BR distributed its 31.4 million shares of EPG's common stock to BR shareholders, which represented approximately 85 percent of EPG's outstanding common stock. As a result, BR no longer retains an ownership interest in EPG.

     EPG had a Commitment Agreement with BR under which it could borrow up to $300 million and Loan Agreements for borrowings up to $500 million. At December 31, 1991, outstanding borrowings under the Commitment and Loan Agreements were $300 million and $325 million, respectively. In January 1992, additional borrowings of $109 million were made under the Loan Agreements to purchase the notes and debentures described below.

     EPG also undertook certain transactions to establish an appropriate capital structure for its post-separation operations. In December 1991 and January 1992, EPG purchased notes and debentures totaling $253 million and $134 million, respectively. Funds were provided by proceeds from borrowings under the BR Loan Agreements. In addition, all of the outstanding 9 5/8% debentures were called for redemption at 106.84 percent of their principal amount. In January 1992, EPG received net proceeds of $569 million from the issuance of new debt securities. The proceeds were used for repayment of borrowings under the Loan Agreements with BR, redemption of debentures and payment of general corporate costs.

     EPG repaid its outstanding commercial paper in December 1991 with borrowings under the Commitment Agreement with BR. The proceeds from the sale of the take-or-pay receivables, previously discussed herein, were used to repay the borrowings under the Commitment Agreement with BR.

     The Commitment Agreement and the Loan Agreements with BR were terminated prior to the completion of the Offering.

  Competition

     Currently, EPG faces competition from other companies which transport natural gas to the California market. Competition generally occurs on the basis of price, quality and reliability of service.

     The total present interstate pipeline capacity for delivering natural gas to the California border is approximately 6.9 Bcf/d. In addition to EPG, three other major interstate pipelines presently deliver natural gas to California. Transwestern has the capacity to deliver approximately 1.1 Bcf/d from Permian, Anadarko and San Juan Basin supply sources; PGT has the capacity to deliver about 1.8 Bcf/d of Canadian gas; and Kern River has the capacity to deliver approximately 700 MMcf/d from Rocky Mountain supply sources. PGT completed a 755 MMcf/d expansion of its California capacity on November 1, 1993. In 1992, Kern River held an open season to determine interest in expanding capacity to California by 200 MMcf; however, no planned expansions have since been announced.

     Demand for natural gas in the California market is projected to be less than capacity for some time to come. EPG maintains a strong competitive position in the market by virtue of the fact that its pipeline is, and expects to remain, the lowest-cost transporter of natural gas to California and the principal means of moving gas from the San Juan Basin to the California border. EPG's pipeline capacity to California is fully subscribed under long-term contracts which provide for the payment of fixed reservation charges.

     EPG's largest single contract for interstate capacity to California is its 1,450 MMcf/d contract with SoCal, which has a primary term ending August 31, 2006. In 1992, SoCal relinquished 300 MMcf/d pursuant to this contract (out of an original contract demand quantity of 1,750 MMcf/d), all of which was subsequently subscribed by new firm shippers under long-term contracts. Pursuant to this contract, SoCal has the option to relinquish an additional 300 MMcf/d of capacity during the first quarter of 1996. PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system. This contract has a primary term ending December 31, 1997. CPUC has directed PG&E to maintain 600 MMcf/d of capacity on EPG's system to service PG&E's core and core subscription service customers. EPG expects to offset potential future reductions in capacity commitments through new contracts with various natural gas users in California which are now served indirectly through SoCal and PG&E, as well as through the development of additional East-of-California and northern Mexico markets.

     In general, natural gas faces varying degrees of competition from electricity, coal and oil. Competitive pressure from alternative fuels is less prevalent in EPG's market area due to strict environmental regulations in California.

  Environmental

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable, and when costs can be reasonably estimated. As of December 31, 1993, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at its facilities. The majority of the required PCB remediation has been completed. Future PCB remediation costs are estimated to range between $8 million and $11 million over the next five years.

     2 -- EPG executed an Administrative Order on Consent with EPA on June 25, 1993 to conduct a RI/FS for a BI site located in Statesville, North Carolina, that has been identified for cleanup. BI and EPG have entered into an agreement to jointly fund the RI/FS for the site. EPG's share of the potential remediation costs is estimated to be between $17 million and $20 million over a 30 year period.

     3 -- On November 2, 1993, in accordance with an EPA order, EPG and ARCO submitted work plans for remediation of the subsurface at the Prewitt Refinery in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be between $10 million and $20 million over a 30 year period.

     4 -- EPG is involved in other environmental assessment and remediation activities which include two additional CERCLA sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). The amount reserved as of December 31, 1993 will cover these and other small environmental assessments and other remediation projects.

EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed CAAA, and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of NOx in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and
     (iii) enhanced monitoring of air emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million to $27 million will be spent during the 1995 through 1997 time frame. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $12 million, most of which will be incurred over the next two years. EPG will close and retire about 5,400 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately $17 million to $25 million to retire these pits over the next two years. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as required by regulatory accounting.

     On December 21, 1993, EPA issued EPG a Notice of Liability for the CSMRI site in Golden, Colorado. Because EPA has not yet determined the volume of hazardous substances sent to the site by all parties, there is no way to estimate EPG's potential share of remediation costs. However, based on the volumes EPA presently lists as contributed by EPG and other potentially responsible parties, it appears that EPG is a minor contributor.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, contingency amounts will be adjusted accordingly.

  Common Stock Transactions Subsequent to the Offering

     For the year ended December 31, 1993, EPG paid approximately $40 million in dividends. On January 14, 1994, EPG's Board of Directors declared a quarterly dividend of $0.3025 per share on EPG's common stock, payable on April 4, 1994 to shareholders of record on March 11, 1994.

     On October 22, 1992, EPG's Board of Directors authorized the repurchase of up to two million shares of EPG's outstanding common stock from time to time in the open market. Shares repurchased are held in EPG's treasury and are expected to be used in connection with employee stock option plans to minimize dilution to existing shareholders. During 1992, EPG acquired 812,773 shares of its common stock for an aggregate value of $24 million and in the fourth quarter reissued, in connection with employee stock option plans, 628,258 shares of common stock out of treasury stock for an aggregate value of $11 million. The 184,515 remaining shares were reissued through April 1993, in connection with employee stock option plans, for an aggregate value of $5 million.

     During 1993, EPG acquired 509,095 shares of its common stock for an aggregate value of $18 million and subsequently reissued, in connection with employee stock option plans, 22,734 shares of its common stock out of treasury stock for an aggregate value of $0.5 million. As of December 31, 1993, EPG had 486,361 shares of treasury stock. In addition, from April 1993 through December 1993, EPG issued 43,394 shares of common stock in connection with employee stock option plans.

     A total of 2,300 and 132,700 restricted shares of EPG's common stock were granted to certain employees for 1993 and 1992, respectively. The market value of such shares awarded was approximately $0.1 million and $2.8 million in 1993 and 1992, respectively.

Capital Expenditures

     The Company's planned capital expenditures for 1994 of approximately $210 million are primarily for maintenance of business, system expansion and system enhancement. These expenditures are expected to be financed through internally generated funds. Capital expenditures for 1993 were $164 million compared to $246 million for 1992. The decrease was due primarily to the 1992 completion of system expansion and enhancement projects.

     On July 7, 1992, EPG filed an application with FERC, which was amended on November 27, 1992, to expand the delivery capacity of its system in the vicinity of Yuma, Arizona and, through an extension of its system south to San Luis Rio Colorado, Sonora, Mexico, to serve northern Mexican markets. The proposed expansion would provide shippers the opportunity to deliver natural gas to Mexican markets in northern Baja California via new pipeline capacity of 348 MMcf/d. This project is expected to cost approximately $71 million and will be financed through internally generated funds or through short-term borrowings. On November 29, 1993, FERC issued an order which approved the siting, construction and operation of facilities necessary for a border crossing facility in Yuma, Arizona which would connect the proposed extension with pipeline facilities in Mexico. The order also made a preliminary determination on environmental issues. FERC is deferring action on the remainder of the July 7, 1992 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities.

     EPG is a member of a five-company consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Mexico. On December 17, 1992, an award for construction was granted to the consortium by the Comision Federal de Electricidad, the Mexican government-owned utility. On March 16, 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant and to an existing power plant in the same location. The proposed expansion would provide an additional 300 MMcf/d of capacity at a cost of approximately $57 million and will be financed through internally generated funds or through short-term borrowings. In the November 29, 1993 order, FERC also approved the proposed border crossing facility south of Clint, Texas which would connect EPG's facilities with facilities in Mexico. FERC is deferring action on the remainder of the March 16, 1993 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities.

     On December 29, 1993, PG&E, SoCal and the CPUC jointly filed a motion with FERC seeking clarification or rehearing of the November 29, 1993 FERC order for both the Yuma, Arizona and the Samalayuca II Power Plant projects discussed above.

     On March 17, 1993, MPC filed an application, which was amended on November 8, 1993, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system. The proposed expansion will extend from MPC's existing east lateral located near Bakersfield, California approximately 352 miles northward to the vicinity of Sacramento and the East Bay area near San Francisco. The expansion will also include 56 miles of looping of the existing pipeline along with 207 miles of laterals. The estimated cost of the entire system is $467 million which is expected to be funded primarily through project financing. MPC expects to receive its FERC certificate in early 1994 and put the expansion into service in January 1996.

     On December 16, 1993, FERC held a public conference to examine a jurisdictional question raised by CPUC and PG&E regarding MPC's system expansion. The primary issue is whether FERC or CPUC should have jurisdiction over the proposed expansion. Written comments were filed by interested parties on January 10, 1994, with a final decision by FERC expected in early 1994.

Other

     In January 1993, EPG experienced flood damage to its pipeline system in the Gila, Arizona area due to heavy rain. Since that time, EPG has been incurring costs for repairs and expects to be reimbursed through its property insurance policies once all repairs have been completed.

RESULTS OF OPERATIONS

 Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

     Operating revenues for the year ended December 31, 1993 were $106 million higher than for the same period of 1992. New system rates and a new rate design placed into effect February 1, 1993, resulted in a $41 million increase in revenues which was comprised of an increase in reservation revenues of $111 million offset by a decrease in transportation revenues of $70 million. The consolidation of MPC contributed $27 million to the increase. Higher production area rates and volumes increased revenues by $3 million and $7 million, respectively. Higher sales rates increased revenues by $34 million; however, lower sales volumes offset that increase by $5 million. In addition, the sale of gas in storage contributed $18 million to the increase in revenues; this increase is offset in operating charges. Offsetting the increase in operating revenues was a decrease of $13 million due to lower transportation volumes, a decrease in return on take-or-pay receivables of $4 million and a decrease in liquid revenues of $2 million.

     Operating charges were $62 million higher for the year ended December 31, 1993 compared to the same period for 1992. Higher average cost of gas contributed $39 million to the increase. In addition, the sale of gas in storage contributed $18 million to the increase in operating charges; this increase is offset in operating revenues. Higher operation and maintenance costs of $26 million were due primarily to an accrual for estimated take-or-pay undercollections, the consolidation of MPC and increases in employee benefit costs and outside contractors fees, primarily related to environmental clean-up. This increase is partially offset by lower stock related benefit costs. An increase of $3 million in other taxes is primarily due to the consolidation of MPC and an increase in ad valorem taxes. The increase in operating charges was partially offset by lower depreciation rates after giving effect to the rate settlement. Additionally, lower gas sales volumes resulted in a decrease in operating charges of $4 million.

     EPG's throughput for 1993 was 1,306 Bcf compared to 1,357 Bcf in 1992. This decrease is due to lower deliveries to the utility electric generation market resulting from the availability of excess hydroelectric power in the California markets. The lower deliveries to California were partially offset by higher throughput to off-system markets.

     Interest and debt expense for the year ended December 31, 1993 was $7 million higher than for the same period of 1992 due primarily to the consolidation of MPC.

     Allowance for funds used during construction ("AFUDC") was $2 million lower for the year ended December 31, 1993 than for the same period in 1992 due to a decrease in expansion project expenditures during 1993.

     Other-net was $6 million higher for the year ended December 31, 1993 compared to the same period for 1992. Contributing to the higher expense was a $6 million increase related to environmental accruals; a $4 million reduction in direct bill interest income; and a $4 million reduction in partnership earnings due to the consolidation of MPC. The increase was offset by lower interest expense of $4 million on tax adjustments and $3 million of interest income related to the recovery of EPG's investment in its underground storage facility.

 Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

     Operating revenues for 1992 were $68 million higher than 1991. The overall increase in revenues was due primarily to new rates placed into effect on January 1, 1992. The new rates resulted in a $156 million increase in reservation revenues, which reflects the shift from firm sales service to firm transportation service. By unbundling its sales service, the Company's sales occur at the mainline receipt point as opposed to the delivery point. Lower accruals for regulatory issues resulted in an increase in revenues of $42 million. Higher sales volumes resulted in increased revenues of $88 million; however, lower sales rates offset that increase by $23 million. Also offsetting the increases were lower transportation rates which resulted in decreased revenues of $113 million. Other decreases affecting the improved 1992 results were a $30 million decrease in production area revenues resulting from the sale of certain gathering and processing facilities and lower rates, a $28 million decrease in return on take-or-pay receivables, an $11 million decrease in liquid revenues and a $6 million decrease in interest on receivables from customers.

     Operating charges were $68 million higher for 1992 compared to 1991. The increase was primarily due to higher purchased gas costs. Higher sales volumes resulted in a $72 million increase in purchased gas costs; however, this increase was partially offset by a $15 million decrease due to lower gas purchase prices. A $12 million increase in depreciation and a $7 million increase in taxes, other than income taxes, both resulting from system expansions, also contributed to the increase in operating charges. An $8 million decrease in operation and maintenance costs was principally due to reductions in fees paid to outside operators and contractors, partially offset by additional costs allocated to the Company from BR resulting from the separation of the two companies.

     Throughput for 1992 was 1,357 Bcf compared to 1,409 Bcf in 1991. The decrease in throughput was principally due to increased competition in the California markets. Lower deliveries to California were partially offset by higher throughput to the East-of-California and off-system markets.

     Interest and debt expense was $68 million for 1992 compared with $98 million for 1991. The decrease was primarily due to a $18 million reduction in interest on commercial paper, which balance was repaid in December 1991, and a $17 million reduction in interest on rate refund, which refund was made in October 1991. These decreases were partially offset by an $8 million increase resulting from the cost of the take-or-pay receivables sale.

     Interest income from BR was $2 million for 1992 compared with $38 million for 1991. This decrease was due to the dividends declared and paid to BR in December 1991 and in January and February 1992, from the balance owed by BR to EPG under the intercorporate cash management arrangement.

     Reported as other-net was $2 million expense for 1992 compared with $12 million income for 1991. Contributing to lower income in 1992 was a $5 million decrease in net gains on dispositions of facilities; a $7 million reduction in MPC partnership earnings resulting from a non-recurring income adjustment in 1991; and a $6 million increase in other interest. A $6 million increase in income from temporary investments and other interest income partially offset the lower income.

OTHER

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106 ("SFAS 106") requiring companies to account for other post-retirement employee benefits ("OPEBs") (principally retiree medical costs) on an accrual basis versus the pay-as-you-go basis traditionally followed by most United States companies. The Company adopted SFAS 106 effective January 1, 1993.

     The Company provides a non-contributory defined benefit postretirement medical plan that covers employees who retired on or before March 1, 1986 and limited postretirement life insurance for employees who retire after January 1, 1985. As such, the Company's obligation to accrue for OPEBs is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is funded to the extent employer contributions are recoverable through rates.

     EPG began recovering through its rates the OPEB costs included in the settlement agreement. To the extent actual OPEB costs exceed the amounts reflected in the settlement agreement, a regulatory asset has been recorded. Management expects such amounts to be fully recovered through its rates.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 ("SFAS 112") which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS 112 as "postemployment benefits"). SFAS 112 is effective for the fiscal years beginning after December 15, 1993. Postemployment benefits include every form of benefit provided to former or inactive employees, their beneficiaries and covered dependents. Benefits include, but are not limited to salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling and continuation of benefits such as health care benefits and life insurance coverage. The cumulative effect at January 1, 1994 of adopting SFAS 112 is estimated to be approximately $8 million. Management expects to fully recover its postemployment benefit costs through rates.

     The Revenue Reconciliation Act of 1993, enacted in August 1993, changed the corporate income tax rate from 34 to 35 percent effective January 1, 1993. As a result, the Company's current year provision for income tax expense was adjusted in the third quarter of 1993 by approximately $1 million, of which $0.5 million is related to the balance of deferred income taxes at December 31, 1992. In addition, the balance of accumulated deferred income taxes at January 1, 1993 was increased $5 million in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), and a corresponding regulatory asset was recorded. Management expects such amounts to be fully recovered through its rates.

     Deferred credits, in the accompanying Consolidated Balance Sheet, include excess deferrals resulting from the reduction of the statutory federal tax rate from 46 to 34 percent on July 1, 1987.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Operating revenues
  Reservation..............................................  $483,471     $346,027     $189,721
  Transportation...........................................    59,631      141,789      227,280
  Gas and liquid sales.....................................   280,839      237,965      182,797
  Other....................................................    84,987       77,031      135,398
                                                             --------     --------     --------
                                                              908,928      802,812      735,196
                                                             --------     --------     --------
Operating charges
  Operation and maintenance................................   340,818      314,782      322,339
  Natural gas and liquids..................................   249,484      197,759      141,338
  Depreciation and amortization............................    54,051       73,229       61,300
  Taxes, other than income taxes...........................    35,330       32,132       25,300
                                                             --------     --------     --------
                                                              679,683      617,902      550,277
                                                             --------     --------     --------
Operating income...........................................   229,245      184,910      184,919
                                                             --------     --------     --------
Other (income) and income deductions
  Interest and debt expense................................    75,429       68,075       97,900
  Allowance for funds used during construction.............    (5,438)      (7,096)      (3,742)
  Interest income from BR..................................        --       (1,602)     (38,216)
  Other -- net.............................................     8,428        2,244      (11,523)
                                                             --------     --------     --------
                                                               78,419       61,621       44,419
                                                             --------     --------     --------
Income from continuing operations before income taxes......   150,826      123,289      140,500
Income taxes...............................................    59,153       46,963       51,956
                                                             --------     --------     --------
Income from continuing operations..........................    91,673       76,326       88,544
Income from discontinued operations, net of income taxes...        --           --       54,131
                                                             --------     --------     --------
Net income.................................................  $ 91,673     $ 76,326     $142,675
                                                             --------     --------     --------
                                                             --------     --------     --------
Earnings per common share
  Continuing operations....................................  $   2.46     $   2.12     $   2.82
  Discontinued operations..................................        --           --         1.72
                                                             --------     --------     --------
                                                             $   2.46     $   2.12     $   4.54
                                                             --------     --------     --------
                                                             --------     --------     --------
Average common shares outstanding..........................    37,212       36,049       31,422
                                                             --------     --------     --------
                                                             --------     --------     --------

    See accompanying Accounting Policies and Notes to Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                           DECEMBER 31,
                                                                      ------------------------
                                                                        1993          1992
                                                                      ---------     ----------
Current assets
  Cash and temporary cash investments...............................  $       --    $   48,638
  Accounts and notes receivable, net................................     133,437       157,584
  Inventories.......................................................      34,665        47,647
  Take-or-pay buy-outs, buy-downs and prepayments, net..............      34,019        49,711
  Deferred income tax benefit.......................................      44,141        35,180
  Costs recoverable through insurance...............................      23,260           682
  Other.............................................................      34,490        24,880
                                                                      ----------    ----------
          Total current assets......................................     304,012       364,322
                                                                      ----------    ----------
Property, plant and equipment, net..................................   1,765,486     1,450,328
Take-or-pay buy-outs, buy-downs and prepayments, net................      48,106       104,038
Other regulatory assets.............................................      37,140            --
Other...............................................................     114,919       132,041
                                                                      ----------    ----------
                                                                       1,965,651     1,686,407
                                                                      ----------    ----------
          Total assets..............................................  $2,269,663    $2,050,729
                                                                      ----------    ----------
                                                                      ----------    ----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable
     Trade..........................................................  $  125,944    $  142,035
     Other..........................................................      92,635        94,503
  Take-or-pay financing liability...................................      40,125        37,617
  Accrual for regulatory issues.....................................      29,867        33,582
  Accrued interest..................................................      30,447        29,799
  Accrued taxes, other than income taxes............................      21,135        24,096
  Other.............................................................      16,311        11,569
                                                                      ----------    ----------
          Total current liabilities.................................     356,464       373,201
                                                                      ----------    ----------
Long-term debt, less current maturities.............................     795,783       637,074
Deferred income taxes, less current portion.........................     298,080       201,997
Take-or-pay financing liability, less current portion...............      40,383        78,204
Deferred credits....................................................      25,540        61,829
Other liabilities...................................................      45,865        29,432
                                                                      ----------    ----------
                                                                       1,205,651     1,008,536
                                                                      ----------    ----------
Commitments and contingent liabilities
Stockholders' equity
  Common stock, par value $3 per share; authorized, 100,000 shares;
     issued, 37,350 shares and 37,304 shares (including shares held
     in treasury)...................................................     112,051       111,913
  Additional paid-in capital........................................     455,496       454,480
  Retained earnings.................................................     157,506       108,025
  Less: Treasury stock (at cost) 486 shares and 185 shares..........      17,505         5,426
                                                                      ----------    ----------
          Total stockholders' equity................................     707,548       668,992
                                                                      ----------    ----------
          Total liabilities and stockholders' equity................  $2,269,663    $2,050,729
                                                                      ----------    ----------
                                                                      ----------    ----------

    See accompanying Accounting Policies and Notes to Consolidated Financial
                                  Statements.

                           EL PASO NATURAL GAS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1993          1992          1991
                                                          ---------     ---------     ---------
Cash flows from continuing operating activities
  Income from continuing operations.....................  $  91,673     $  76,326     $  88,544
  Adjustments to reconcile income to net cash provided
     by continuing operating activities
     Depreciation and amortization......................     54,051        73,229        61,300
     Deferred income taxes..............................      8,550       (54,468)      (96,944)
     Net take-or-pay recoveries.........................     60,799       213,748       295,879
     Recoverable excess gas costs.......................         --            --       194,111
     Other working capital changes
       Accounts and notes receivable....................     34,877         7,215        52,372
       Inventories......................................     11,530         3,700        (3,168)
       Other current assets.............................     10,209       (16,707)        1,341
       Costs recoverable through insurance..............    (22,578)        1,096        (1,422)
       Accounts payable.................................    (38,644)       17,680       (22,448)
       Accrual for regulatory issues....................      1,210        15,267      (279,092)
       Accrued taxes, other than income taxes...........      5,291         4,566          (796)
       Other current liabilities........................      3,609       (24,693)       20,227
     Other..............................................     14,975        16,579       (60,787)
                                                          ---------     ---------     ---------
          Net cash provided by continuing operating
            activities..................................    235,552       333,538       249,117
                                                          ---------     ---------     ---------
Cash flows from continuing investing activities
  Capital expenditures..................................   (164,333)     (245,799)     (308,103)
  Mojave acquisition....................................    (35,695)           --            --
  Proceeds from property dispositions...................      1,674         4,812        10,656
  Other.................................................     (7,553)       (2,111)      (27,026)
                                                          ---------     ---------     ---------
          Net cash used in continuing investing
            activities..................................   (205,907)     (243,098)     (324,473)
                                                          ---------     ---------     ---------
Cash flows from continuing financing activities
  Proceeds from sale of common stock, net...............        947        95,557            --
  Proceeds from reissuance of treasury stock............      3,869        10,754            --
  Proceeds from long-term financings....................         --       575,000            --
  Net commercial paper borrowings.......................      1,300            --      (300,000)
  Long-term debt retirements............................     (2,871)     (186,416)     (299,286)
  Proceeds from sale of volumetric take-or-pay
     receivables........................................         --       210,621            --
  Repayment of volumetric take-or-pay receivable........    (35,313)      (94,800)           --
  Proceeds from (repayment of) payable to BR............         --      (624,804)      624,804
  Dividends paid prior to initial public offering.......         --      (274,000)     (230,000)
  Dividends paid subsequent to initial public
     offering...........................................    (39,935)      (18,651)           --
  Acquisition of treasury stock.........................    (18,001)      (23,988)           --
  Other.................................................     11,721       (35,846)      (20,199)
                                                          ---------     ---------     ---------
          Net cash used in continuing financing
            activities..................................    (78,283)     (366,573)     (224,681)
                                                          ---------     ---------     ---------
Decrease in cash and temporary cash investments from
  continuing operations.................................    (48,638)     (276,133)     (300,037)
Cash and temporary cash investments
          Beginning of period...........................     48,638       324,771       624,808
                                                          ---------     ---------     ---------
          End of period.................................  $      --     $  48,638     $ 324,771
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

    See accompanying Accounting Policies and Notes to Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       COMMON STOCK       ADDITIONAL                            TOTAL
                                   --------------------    PAID-IN     RETAINED    TREASURY   STOCKHOLDERS'
                                    SHARES      AMOUNT     CAPITAL     EARNINGS     STOCK       EQUITY
                                   ---------   --------   ---------    ---------   --------   ----------
January 1, 1991..................  31,421,731  $ 94,265   $ 882,260    $ 851,736   $          $1,828,261
  Net income.....................                                        142,675                 142,675
  Common stock dividends.........                          (500,000)    (656,058)             (1,156,058)
                                   ----------   -------   ---------    ---------   --------   ----------
December 31, 1991................  31,421,731    94,265     382,260      338,353                 814,878
  Net income.....................                                         76,326                  76,326
  Issuance of common stock, net
     of related costs............   5,882,700    17,648      72,220                               89,868
  Common stock dividends, prior
     to the Offering.............                                       (274,000)               (274,000)
  Common stock dividends,
     subsequent to the Offering
     ($.75 per share)............                                        (27,817)                (27,817)
  Acquisition of treasury stock
     (812,773 shares)............                                                   (23,988)     (23,988)
  Reissuance of treasury stock
     (628,258 shares)............                                         (4,837)    18,562       13,725
                                   ----------  --------   ---------    ---------   --------   ----------
December 31, 1992................  37,304,431   111,913     454,480      108,025     (5,426)     668,992
  Net income.....................                                         91,673                  91,673
  Issuance of common stock, net
     of related costs............      45,694       138       1,016                                1,154
  Common stock dividends,
     ($1.10 per share)...........                                        (40,904)                (40,904)
  Acquisition of treasury stock
     (509,095 shares)............                                                   (18,001)     (18,001)
  Reissuance of treasury stock
     (207,249 shares)............                                         (1,288)     5,922        4,634
                                   ----------  --------   ---------    ---------   --------   ----------
December 31, 1993................  37,350,125  $112,051   $ 455,496    $ 157,506   $(17,505)  $  707,548
                                   ----------  --------   ---------    ---------   --------   ----------
                                   ----------  --------   ---------    ---------   --------   ----------

    See accompanying Accounting Policies and Notes to Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                              ACCOUNTING POLICIES

PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company. All significant intercompany transactions of continuing operations are accounted for at market prices and have been eliminated in consolidation. The financial statements for previous periods include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no impact on reported income or stockholders' equity.

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in MPC, a general partnership. This acquisition gives the Company 100 percent ownership of MPC. The operating results of MPC are included in the Company's consolidated results of operations for the months of May 1993 through December 1993. The Company's previously owned 50 percent equity interest in MPC is included in other-net in the accompanying Consolidated Statement of Income.

     In September 1991, a dividend of the common stock of EPG's Oil and Gas Operations Segment was made by EPG to its then parent company, TEPCO. The accompanying financial statements and notes reflect the discontinuance of the Oil and Gas Operations Segment.

CASH AND TEMPORARY CASH INVESTMENTS

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents. Through December 31, 1991, cash and temporary cash investments also included excess cash advanced by the Company to its then parent company, BR, under an intercorporate cash management arrangement.

ACCUMULATED PROVISION FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

     The Company has established a provision for losses on trade accounts receivable which may become uncollectible. Collectibility of trade receivables is reviewed regularly, and the allowance for bad debts is adjusted as necessary under the specific identification method. The balance of this provision at December 31, 1993 and 1992 was $3.9 million and $5.1 million, respectively.

ACCOUNTING FOR REGULATED OPERATIONS

     EPG and MPC are subject to the regulations and accounting procedures of FERC and therefore, continue to follow the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71 ("SFAS 71"). Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     Transactions which have been recorded differently than a non-regulated entity include the following: (i) take-or-pay payments recoverable from customers, based upon transportation volumes, have been recorded as an asset, net of allowance; (ii) losses on reacquired debt have been recorded in other assets and are being amortized over the life of the original or replacement debt; (iii) revenue related to the implementation of SFAS 109 has been recorded as a deferred credit and is being amortized into income; (iv) adjustment to reflect the increase in the federal income tax rate has been recorded in other regulatory assets to be recovered in future rates; (v) excess amounts of OPEB costs have been recorded in other regulatory assets to be recovered in future rates; (vi) a portion of EPG's investment in its underground storage facility has been recorded as an asset and is being recovered in accordance with the settlement agreement; (vii) the cost of equity funds used during construction has been capitalized; (viii) MPC's excess amounts due to straight-line depreciation rates versus approved depreciation rates have been recorded as other regulatory assets to be

                          EL PASO NATURAL GAS COMPANY
recovered in future rates and (ix) MPC's deferred taxes on the equity portion of AFUDC have been recorded in other regulatory assets to be recovered in future rates.

ACCOUNTING FOR GAS IMBALANCES

     EPG currently accounts for gas imbalances due to or due from shippers and operators. Gas imbalance payables and receivables are maintained at a net legal entity basis in accordance with Statement of Financial Accounting Standards No.
105. Gas imbalances prior to October 1, 1993 are valued at the 1992 average El Paso System index price as prescribed in EPG's tariff. Gas imbalances subsequent to October 1, 1993 are valued at the current quarterly average El Paso System index price.

     The Company has established a provision for gas imbalances which may become uncollectible. Collectibility of gas imbalances is reviewed regularly and the provision is adjusted as necessary under the specific identification method. The balance of the provision at December 31, 1993 and 1992 was $5.6 million and $12.1 million, respectively.

INCOME TAXES

     Income taxes are based on income reported for tax return purposes and a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available.

     Pursuant to a tax sharing agreement between EPG and BR covering periods prior to July 1992, EPG is responsible for its tax liabilities and those of its subsidiaries. EPG is required to pay BR its allocable portion of the consolidated federal tax liability and combined state income tax liability.

PROPERTY, PLANT AND EQUIPMENT

     Included in the Company's property, plant and equipment is construction work in progress of approximately $53 million and $93 million at December 31, 1993 and 1992, respectively. An allowance for both debt and equity funds used during construction is included in the cost of the Company's property, plant and equipment.

     EPG's properties are depreciated using the composite method. Straight-line depreciation rates for 1993 and 1991 were 1.6 percent for transmission facilities. For 1992, the depreciation rate for transmission facilities was 2.67 percent adjusted to 1.6 percent in accordance with the settlement agreement. The depreciation rate for gathering facilities was 3.5 percent for 1993, 1992 and 1991.

     MPC's depreciation rates reflect a levelized cost-of-service approach and a 25-year depreciation life. MPC's depreciation rate for its plant during the first 15 years increases gradually from 1.48 percent in 1992 to 8.76 percent in 2007. The depreciation rates are designed to recover approximately 80 percent of MPC's plant balance by March 1, 2007. The depreciation rate related to years 16 through 25 will be determined in future rate proceedings. (See "Accounting for Regulated Operations" of Accounting Policies.)

     Additional acquisition cost assigned to utility plant represents EPG's portion of the excess of allocated acquisition cost over historical cost that resulted from the 1983 acquisition of EPG's former parent, TEPCO, by BR's former parent, BNI. These costs are being amortized on a straight-line basis over the estimated remaining life of the properties.

                          EL PASO NATURAL GAS COMPANY

     Costs of properties that are not operating units, as defined by FERC, which are retired, sold or abandoned are charged or credited, net of salvage, to accumulated depreciation and amortization. Gains or losses on sales of operating units are credited or charged to income.

INVENTORIES

     Inventories are carried on either the first-in first-out or average cost method at the lower of cost or market. Gas in storage inventories at December 31, 1992 were carried at cost determined on a last-in first-out basis. During 1993, EPG sold its gas in storage inventory in accordance with the settlement agreement with EPG's customers and FERC staff. Inventories at December 31, 1993 and 1992 consist of the following components:

                                         1993        1992
                                        -------     -------
                                          (IN THOUSANDS)
     Materials and supplies...........  $34,664     $33,122
     Gas in storage...................       --      14,522
     Other............................        1           3
                                        -------     -------
                                        $34,665     $47,647
                                        -------     -------
                                        -------     -------

RECOVERABLE EXCESS GAS COSTS

     The cash flow statement for 1991 shows recoveries of recoverable excess gas costs. These costs represent the cumulative excess of actual purchased gas costs over the average of these costs included in EPG's gas sales rates. FERC's August 14, 1991 order provided for a portion of the September 1, 1991 recoverable excess gas costs balance to be offset against refund obligations. The remainder of the costs, $25 million, was recorded against previously established accruals. Effective with the implementation of the 1991 order, EPG no longer records recoverable excess gas costs.

TAKE-OR-PAY SETTLEMENTS

     Assets resulting from the resolution of take-or-pay obligations include recoupable take-or-pay prepayments and take-or-pay buy-out and buy-down receivables. Recoupable prepayments result when EPG pays for, but does not physically receive, gas and retains the right to take such gas in the future, generally over five years. Take-or-pay buy-outs and buy-downs represent costs paid to natural gas producers for the termination or modification of gas purchase contracts. In exchange for EPG's agreement to absorb 25 percent of its take-or-pay buy-out and buy-down costs, FERC regulations provide for the direct billing of 25 percent of such costs to EPG's customers. In addition, such regulations allow EPG to recover the remaining 50 percent of its buy-out and buy-down costs through a surcharge added to its transportation rates.

EARNINGS PER SHARE

     Earnings per share of common stock is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock outstanding for 1993, 1992 and 1991 were 37,212,192, 36,049,135 and 31,421,731, respectively. Stock options are the only common stock equivalents and are currently not dilutive.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  RATES AND REGULATORY MATTERS

  General Rate Filings and Other

     On July 1, 1991, EPG filed for FERC approval of new system rates and placed the proposed new rates into effect on January 1, 1992, subject to refund. On July 31, 1992, EPG again filed for new rates to recover increased costs and return on rate base associated with EPG's expansion and modernization projects. These rates were effective on February 1, 1993, subject to refund. In the July 1992 filing, EPG's rate base increased from $752 million to approximately $1.2 billion. EPG made its compliance filing on December 31, 1992, in accordance with the Restructuring Rules.

     In January 1993, EPG, certain of its customers and FERC staff reached a settlement agreement which led to the resolution of the above mentioned rate and restructuring proceedings. The settlement agreement was filed in January 1993 to supersede EPG's December 31, 1992 compliance filing. As required by FERC order, EPG filed revised rates on September 14, 1993, which implemented the settlement agreement effective October 1, 1993. Under the settlement agreement, EPG refunded a total of approximately $56 million, inclusive of interest, in the fourth quarter of 1993. EPG had provided for these rate refunds as revenues were collected.

     The settlement agreement provides for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. The amount recovered through December 31, 1993 was $19 million. The outstanding balance at December 31, 1993 was $37 million, of which $12 million is included in other current assets and $25 million is included in other assets in the accompanying Consolidated Balance Sheet. The settlement agreement also established new depreciation rates for certain of EPG's facilities effective January 1, 1992.

     On August 14, 1991, FERC approved an order resolving all of the issues in EPG's December 1987 rate case filing and certain other pending matters which became effective on September 1, 1991. The order provided for: (i) the establishment of revised rate levels for the period July 1, 1988 through the effective date of EPG's next rate change, which occurred on January 1, 1992; and
(ii) payment of certain refunds for the period July 1, 1988 through August 31, 1991. EPG disbursed to its customers $252 million in October 1991 in accordance with the order. The total refund obligation at September 1, 1991 was $369 million before certain offsets, including an unbilled portion of the $169 million of recoverable excess gas costs. The net refund obligation and the remaining balance of the recoverable excess gas costs, $25 million, were recorded against previously established accruals.

     Pursuant to the Restructuring Rules, MPC filed its restructuring plan on November 3, 1992. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993. Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions for review of the March 2, 1993, July 9, 1993, and October 15, 1993 orders with the United States Court of Appeals which are currently pending.

     The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate, and this increases aggregate transportation charges for low load factor shippers. Such

                          EL PASO NATURAL GAS COMPANY
shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. MPC believes the United States Court of Appeals will uphold SFV rates as applied to MPC.

  Take-or-Pay Settlements

     Since 1987, EPG has made, or has committed to make, buy-out and buy-down payments totaling $1.5 billion to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts and to settle related litigation. In certain cases, EPG resolved claims by making recoupable prepayments. At December 31, 1993 and December 31, 1992, the recoupable prepayment balances were $9 million and $19 million, respectively. These payments resolved virtually all the outstanding producer claims asserted against EPG and terminated or prospectively reformed substantially all of EPG's remaining gas purchase contracts, with the result that EPG no longer has any material take-or-pay exposure.

     EPG has filed to recover $1.1 billion of its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for the direct bill portion of the take-or-pay buy-out and buy-down costs extends through May 1994. The collection period for the volumetric surcharge portion of such costs extends through March 1996. Through December 31, 1993, EPG had recovered approximately $1.0 billion; of that recovery, $361 million was collected by direct bill and $682 million by volumetric surcharge. EPG has established a reserve for that portion of the volumetric surcharge receivables balance which is unlikely to be collected over the period through March 1996, based on current throughput projections. The balance of this reserve was $19 million at December 31, 1993.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC approved an order, subject to rehearing, resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The remaining issue involves the claim by several customers that EPG has sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding ALJ was rendered which, if adopted without changes by FERC, would require EPG to refund to or forgo collection from its customers of up to $30 million, plus interest. Exceptions to this initial decision were filed with FERC by both parties on April 7, 1993. On April 27, 1993, briefs opposing exceptions were filed by the same parties as well as by FERC staff. EPG has established adequate reserves for this issue and does not believe that the ultimate outcome will have a materially adverse effect on the Company's financial condition or results of operations.

     On January 14, 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. The sale totaled $325 million, including $305 million of cash received at closing, which was used to repay $300 million of a payable to BR. The receivables sold in this transaction included $104 million which was recovered through direct bill and $221 million to be recovered through volumetric surcharge. The volumetric surcharge portion of the sale has been accounted for as a financing transaction because EPG is subject to certain recourse provisions related to such receivables. At December 31, 1993 and December 31, 1992, $87 million and $125 million, respectively, of the volumetric surcharge portion of the receivables sold remained outstanding. Amounts collected related to the take-or-pay receivables sold are remitted to the purchasers of the receivables.

 2.  ACQUISITION

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in MPC for approximately $40 million in cash, representing the approximate book value of

                          EL PASO NATURAL GAS COMPANY
the investment. The acquisition, which was funded by internally generated cash flow, gives the Company 100 percent ownership of MPC. The acquisition was accounted for using the purchase method.

     In conjunction with the acquisition, the following liabilities were assumed:

                                                                             (IN THOUSANDS)
    Fair value of assets acquired..........................................     $145,643
    Cash paid..............................................................       39,396
                                                                             --------------
         Liabilities assumed...............................................     $106,247
                                                                             --------------
                                                                             --------------

     The following MPC balances are included in the December 31, 1993 Consolidated Balance Sheet of the Company:

                                                                             (IN THOUSANDS)
    Cash and other current assets..........................................     $ 19,570
    Property, plant and equipment, net.....................................      224,075
    Regulatory assets and other............................................       34,420
                                                                             --------------
         Total assets......................................................     $278,065
                                                                             --------------
                                                                             --------------
    Current liabilities....................................................     $ 10,879
    Long-term debt, less current portion...................................      158,584
    Deferred income taxes and deferred credits.............................       20,427
    Equity.................................................................       88,175
                                                                             --------------
         Total liabilities and equity......................................     $278,065
                                                                             --------------
                                                                             --------------

     The operating results of MPC are included in the Company's consolidated results of operations for the months of May 1993 through December 1993. The Company's previously owned 50 percent equity interest in MPC is included in other-net in the accompanying Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993 or January 1, 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what may have resulted had the acquisition occurred as of those dates or of results which may occur in the future.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                     1993           1992
                                                                   --------       --------
                                                                    (IN THOUSANDS, EXCEPT
                                                                             PER
                                                                       SHARE AMOUNTS)
    Operating revenue............................................  $922,593       $834,181
    Net income...................................................    93,102         78,603
    Earnings per common share....................................      2.50           2.18

                          EL PASO NATURAL GAS COMPANY

3. LONG-TERM DEBT

     Long-term debt outstanding is as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Long-term debt
          EPG
             6.90% Notes, due January 1997.....................  $100,000     $100,000
             9.45% Notes, due September 1999...................    47,442       47,437
             7 3/4% Notes, due January 2002....................   214,570      214,516
             8 5/8% Debentures, due March 2012.................    16,791       16,774
             8 5/8% Debentures, due January 2022...............   258,362      258,304
             Other.............................................        43           51
          MPC
             Project financing loan, due March 2007, average
               interest rate 7.6%..............................   164,759           --
                                                                 --------     --------
                                                                  801,967      637,082
             Less current maturities...........................     6,184            8
                                                                 --------     --------
               Total long-term debt............................  $795,783     $637,074
                                                                 --------     --------
                                                                 --------     --------

     The following are aggregate maturities of long-term debt for the next five years and in total thereafter:

                                                                           (IN THOUSANDS)
        1994.............................................................     $  6,184
        1995.............................................................        6,824
        1996.............................................................        7,517
        1997.............................................................      108,279
        1998.............................................................       18,070
        Thereafter.......................................................      655,093
                                                                           --------------
                       Total long-term debt, including current
                           maturities....................................     $801,967
                                                                           --------------
                                                                           --------------

     On December 5, 1991, EPG commenced a tender offer with respect to the 9.45% Notes and 8 5/8% Debentures. Pursuant to the tender offer, in December 1991, EPG purchased $207 million aggregate principal amount of the 9.45% Notes for $228 million and $93 million aggregate principal amount of 8 5/8% Debentures for $93 million. In January 1992, EPG purchased an additional $46 million and $41 million of aggregate principal amounts of the 9.45% Notes and 8 5/8% Debentures, respectively. Funds for these purchases were provided by proceeds from borrowings under the BR Loan Agreements described below. In addition, on December 19, 1991, EPG called for redemption, on January 23, 1992, of all the outstanding 9 5/8% Debentures ($100 million aggregate principal amount) at a price equal to 106.84 percent of their principal amount.

     EPG had a Commitment Agreement with BR under which it could borrow up to $300 million. EPG also maintained Loan Agreements with BR under which it could borrow up to $500 million. As of December 31, 1991, $300 million was outstanding under the Commitment Agreement and $325 million was outstanding under the Loan Agreements. In January 1992, EPG borrowed an additional $109 million under the Loan Agreements. Borrowings under the Loan Agreements were used to pay for the purchase of the 9.45% Notes and the 8 5/8% Debentures in December 1991 and January 1992 and the payment of related transaction costs.

     In January 1992, EPG issued $575 million principal amount of new debt securities consisting of $100 million of 6.90% Notes due 1997, $215 million of 7 3/4% Notes due 2002 and $260 million of 8 5/8% Debentures

                          EL PASO NATURAL GAS COMPANY
due 2022. The net proceeds of $569 million received from such issuance were used to repay $434 million of borrowings under the Loan Agreements with BR, to redeem $107 million of 9 5/8% Debentures and for general corporate purposes ($28 million) including costs related to the transactions discussed above.

     EPG repaid its outstanding commercial paper in December 1991 with borrowings under the Commitment Agreement with BR. The proceeds from the sale of the take-or-pay receivables were used to repay the borrowings under the Commitment Agreement with BR.

     The Commitment Agreement and the Loan Agreements with BR were terminated prior to the completion of the Offering. In February 1992, EPG established a $300 million revolving credit facility with a group of banks which facility expires in March 1996. As of December 31, 1993, there were no borrowings outstanding under this facility. Approximately $1 million of commercial paper was outstanding as of December 31, 1993.

     EPG must comply with various restrictive covenants contained in its debt agreements which include, among others, maintaining consolidated tangible net worth (as defined in the agreements) of at least $400 million. Also, EPG's consolidated debt and guaranties to capitalization ratio cannot exceed 70 percent. Furthermore, certain EPG subsidiaries (other than any project financing subsidiary, as defined in the agreements) may not incur debt obligations which would exceed $75 million in the aggregate. As of December 31, 1993, EPG's consolidated tangible net worth exceeded the minimum restrictive covenant requirement by $298 million, its consolidated debt and guaranties to capitalization ratio was 47 percent and there were no subsidiary debt obligations of those subsidiaries limited by the debt agreements.

     On September 30, 1991, MPC entered into a credit agreement ("Credit Agreement") with a group of banks which provided a 15 year project financing loan to MPC of up to $180 million. Total outstanding loan balances under the Credit Agreement were $165 million and $170 million at December 31, 1993 and 1992, respectively. The loan is repayable in semiannual installments over the period to March 31, 2007. Interest on the loan is payable quarterly.

     MPC has entered into interest rate swap agreements which effectively convert $114.3 million of the current loan balance from floating-rate debt to fixed-rate debt. MPC makes payments to counterparties at fixed rates and in return receives payments at floating rates. Substantially all of the remaining $50.5 million of loan principal had interest rates ranging from 3.9 percent to
4.3 percent during 1993. With the impact of the interest rate swap agreements, the overall effective rate on the loan was approximately 7.6 percent during 1993 and 1992.

     Borrowings under the Credit Agreement are collateralized by a priority interest in the Company's partnership interests and certain other distributed and undistributed partnership property. The Credit Agreement also contains covenants relating to, among other things, partnership distributions and additional indebtedness.

                          EL PASO NATURAL GAS COMPANY

4. ENVIRONMENTAL

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable, and when costs can be reasonably estimated. As of December 31, 1993, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at its facilities. The majority of the required PCB remediation has been completed. Future PCB remediation costs are estimated to range between $8 million and $11 million over the next five years.

     2 -- EPG executed an Administrative Order on Consent with EPA on June 25, 1993 to conduct a RI/FS for a BI site located in Statesville, North Carolina, that has been identified for cleanup. BI and EPG have entered into an agreement to jointly fund the RI/FS for the site. EPG's share of the potential remediation costs is estimated to be between $17 million and $20 million over a 30 year period.

     3 -- On November 2, 1993, in accordance with an EPA order, EPG and ARCO submitted work plans for remediation of the subsurface at the Prewitt Refinery in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be between $10 million and $20 million over a 30 year period.

     4 -- EPG is involved in other environmental assessment and remediation activities which include two additional CERCLA sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). The amount reserved as of December 31, 1993 will cover these and other small environmental assessments and other remediation projects.

EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed CAAA, and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of NOx in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and
     (iii) enhanced monitoring of air emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million to $27 million will be spent during the 1995 through 1997 time frame. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $12 million, most of which will be incurred over the next two years. EPG will close and retire about 5,400 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately $17 million to $25 million to retire these pits over the next two years. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as required by regulatory accounting.

     On December 21, 1993, EPA issued EPG a Notice of Liability for the CSMRI site in Golden, Colorado. Because EPA has not yet determined the volume of hazardous substances sent to the site by all parties, there is no way to estimate EPG's potential share of remediation costs. However, based on the volumes EPA presently lists as contributed by EPG and other potentially responsible parties, it appears that EPG is a minor contributor.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, contingency amounts will be adjusted accordingly.

                          EL PASO NATURAL GAS COMPANY

5. CORPORATE REORGANIZATION

     During 1992 and 1991, EPG completed several transactions in preparation for its separation from BR. Among these transactions was the transfer of the net assets of the Company's Oil and Gas Operations Segment to TEPCO, which is reported as discontinued operations.

     In May 1991, EPG declared and paid a dividend of $175 million to TEPCO. Effective August 31, 1991, EPG contributed its oil and gas cost-of-service production properties to EPPC. In September 1991, EPG declared a dividend of all its Oil and Gas Operations Segment to TEPCO. The total amount of that dividend was $925 million, $500 million of which was a return of capital and, accordingly, reduced additional paid-in-capital. TEPCO declared a dividend of 100 percent of the common stock of EPG to BR, TEPCO's parent company, effective September 2, 1991.

     In December 1991, EPG declared and paid a dividend to BR of $55 million. In January and February 1992, EPG declared and paid dividends totaling $274 million to BR. These dividends were paid from the balance owed to EPG under an intercorporate cash management arrangement.

     In March 1992, EPG completed the Offering. The proceeds from the Offering, net of related costs, totaled approximately $96 million. On June 30, 1992, BR distributed its 31.4 million shares of EPG's common stock, which represented approximately 85 percent of EPG's outstanding common stock, to BR shareholders. As a result, BR no longer retains an ownership interest in EPG.

  Discontinued Operations

     The following results of operations of the Oil and Gas Operations Segment are presented as income from discontinued operations, net of income taxes, in the accompanying Consolidated Statement of Income:

                                                                          YEAR ENDED
                                                                       DECEMBER 31, 1991
                                                                       -----------------
                                                                        (IN THOUSANDS)

        Operating revenues...........................................      $ 303,456
        Operating charges and other..................................        249,972
        Income taxes (benefit).......................................           (647)
                                                                       -----------------
        Income from discontinued operations, net of income taxes.....      $  54,131
                                                                       -----------------
                                                                       -----------------

     The operations of EPG's cost-of-service production properties that were contributed to EPPC on August 31, 1991, were reflected in the Company's Natural Gas Operations Segment and are therefore not included in income from discontinued operations. The net book value of the production properties was $197 million on August 31, 1991. The earnings related to the cost-of-service production properties are included in income from continuing operations and are not material.

6. CAPITAL STOCK

     Under EPG's employee stock option plans, options may be granted to officers and key employees at fair market value on the date of grant, exercisable in whole or part by the optionee after completion of one to three years of continuous employment from the grant date. Options are also granted to Directors at fair market value on the date of grant and are exercisable immediately. Under the terms of these plans, EPG may grant stock appreciation rights ("SARs") to certain holders of stock options. SARs are subject to the same terms and conditions as the related stock options. The stock option holder who has been granted tandem SARs can elect to exercise either an option or a SAR. SARs entitle an option holder to receive a payment equal to the difference between the option price and the fair market value of the common stock of EPG at the date of

                          EL PASO NATURAL GAS COMPANY
exercise of the SAR. To the extent a SAR is exercised, the related option is cancelled, and to the extent an option is exercised, the related SAR is cancelled.

     On January 15, 1992, the Board of Directors of EPG granted options exercisable for 722,300 shares of common stock effective upon the closing of the Offering. One-third of the options became exercisable on December 19, 1992; one-third became exercisable on January 15, 1994; and one-third will become exercisable on January 15, 1995. On January 12, 1993, EPG's Board of Directors granted stock options exercisable for 554,000 shares of common stock at $30.81 per share. The stock options vested on January 12, 1994. On March 18, 1993, 3,000 stock options were granted at $36.19 per share and became exercisable immediately. On May 1, 1993, 3,000 stock options were granted at $38.19 per share and became exercisable immediately. On July 22, 1993, 15,000 stock options were granted at $37.25 per share and vested on January 22, 1994. On January 14, 1994, EPG's Board of Directors granted stock options exercisable for 655,100 shares of common stock at $36.875 per share which will vest on January 14, 1995. In addition, stock options were granted for 3,000 shares of common stock at $36.875 per share, which became exercisable immediately.

     After the Offering, 597,838 BR stock options and 100,730 BR SARs, at prices ranging from $25.50 to $44.75 per share, were converted to EPG stock options and SARs at prices ranging from $13.51 to $22.91 per share.

     Activity in EPG's stock option plans for 1992 and 1993 was as follows:

                                                                                EXERCISE
                                                                                PRICE PER
                                                    OPTIONS      SARS             SHARE
                                                   ---------    -------     -----------------
    Balance, June 30, 1992.......................  1,705,498    631,702     $13.51 to $21.81
      Converted..................................     13,821         --      20.82 to  22.91
      Granted....................................      3,000         --           25.69
      Exercised..................................    628,258    441,499      13.51 to  19.00
      Cancelled..................................     30,800     85,000      13.51 to  19.00
                                                   ---------    -------
    Balance, December 31, 1992...................  1,063,261    105,203     $13.51 to $25.69
      Granted....................................    575,000         --      30.81 to  38.19
      Exercised..................................    247,143     35,049      13.51 to  22.91
      Cancelled..................................     41,382         --      19.00 to  30.81
                                                   ---------    -------
    Balance, December 31, 1993...................  1,349,736     70,154      13.51 to  38.19
                                                   ---------    -------
                                                   ---------    -------

     At December 31, 1993, 321,286 stock options and 70,154 SARs were exercisable at prices ranging from $13.51 to $38.19 per share. At December 31, 1992, 568,422 stock options and 105,203 SARs were exercisable at prices ranging from $13.51 to $25.69 per share.

     SARs shown as cancelled in the table above were cancelled when the underlying stock options were exercised. Stock options shown as cancelled in the table above may be a result of the tandem SAR being exercised.

     The maximum number of shares for which stock options may be granted under EPG's stock option plans are approximately seven million shares of common stock, to be issued from shares held in EPG's treasury or out of authorized but unissued shares of EPG's common stock, or partly out of each, as shall be determined by EPG's Board of Directors.

     On October 22, 1992, EPG's Board of Directors authorized the repurchase of up to two million shares of EPG's outstanding shares of common stock from time to time in the open market. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG employee stock option plans to minimize dilution to existing shareholders. During 1992, EPG acquired 812,773 shares of its common stock

                          EL PASO NATURAL GAS COMPANY
for an aggregate value of $24 million and in the fourth quarter reissued, in connection with EPG's employee stock option plans, 628,258 shares of common stock out of treasury stock for an aggregate value of $11 million. The 184,515 remaining shares were reissued through April 1993, in connection with employee stock option plans, for an aggregate value of $5 million.

     During 1993, EPG acquired 509,095 shares of its common stock for an aggregate value of $18 million and subsequently reissued, in connection with employee stock option plans, 22,734 shares of its common stock out of treasury stock for an aggregate value of $0.5 million. As of December 31, 1993, EPG had 486,361 shares of treasury stock. In addition, from April 1993 through December 1993, EPG issued 43,394 shares of common stock in connection with EPG's employee stock option plans.

     A total of 2,300 and 132,700 restricted shares of EPG's common stock were granted to certain employees for 1993 and 1992 respectively. The market value of such shares awarded was approximately $0.1 million and $2.8 million in 1993 and 1992, respectively.

     EPG has 25,000,000 shares of authorized preferred stock, par value $0.01 per share, none of which have been issued.

     For the year ended December 31, 1993, primary earnings per share of common stock was $2.46 per share. If stock options exercised in 1993 had been exercised on January 1, 1993, earnings per share would have remained at the same level. For the year ended December 31, 1992, primary earnings per share of common stock was $2.12 per share. If stock options exercised in December 1992 had been exercised on January 1, 1992, earnings per share of common stock for 1992 would have been $2.08.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1993          1992
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
        Property, plant and equipment, at cost..............  $2,873,301    $2,552,075
        Less accumulated depreciation.......................   1,212,233     1,211,577
                                                               ---------     ---------
                                                               1,661,068     1,340,498
        Additional acquisition cost assigned to utility
          plant, net of accumulated amortization............     104,418       109,830
                                                               ---------     ---------
                  Total property, plant and equipment,
                    net.....................................  $1,765,486    $1,450,328
                                                               ---------     ---------
                                                               ---------     ---------

     The December 31, 1993 balance of property, plant and equipment, net includes $224 million for MPC.

                          EL PASO NATURAL GAS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

     The following table reflects the components of income tax expense.

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1993       1992         1991
                                                           --------   --------     --------
                                                                    (IN THOUSANDS)
    Current
      Federal............................................  $ 42,112   $ 84,315     $127,772
      State..............................................     8,491     17,116       18,264
      Investment tax credit..............................        --         --        2,864
                                                           --------   --------     --------
                                                             50,603    101,431      148,900
                                                           --------   --------     --------
    Deferred
      Federal............................................     7,506    (42,590)     (82,080)
      Change in enacted tax rate.........................       503         --           --
      State..............................................       541    (11,878)     (11,967)
      Investment tax credit..............................        --         --       (2,897)
                                                           --------   --------     --------
                                                              8,550    (54,468)     (96,944)
                                                           --------   --------     --------
              Total tax expense..........................  $ 59,153   $ 46,963     $ 51,956
                                                           --------   --------     --------
                                                           --------   --------     --------

     Investment tax credit as shown above is net of estimated recapture, if any, provided for during each year.

     The following table reflects the components of deferred tax expense (benefit):

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1993        1992        1991
                                                          --------    --------    ---------
                                                                   (IN THOUSANDS)
    Gas cost settlements and recovery...................  $ 17,633    $(51,602)   $(195,765)
    Financial accruals and reserves.....................   (13,001)     (8,481)     102,791
    Depreciation and amortization.......................     7,355      10,567       (1,131)
    Alternative minimum tax.............................     2,103      (2,103)          --
    Change in enacted tax rate..........................       503          --           --
    Other...............................................    (6,043)     (2,849)      (2,839)
                                                          --------    --------    ---------
              Total deferred tax expense (benefit)......  $  8,550    $(54,468)   $ (96,944)
                                                          --------    --------    ---------
                                                          --------    --------    ---------

     The following table reflects the components of the net deferred tax liability:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                   1993             1992
                                                                 --------         --------
                                                                      (IN THOUSANDS)
    Deferred tax liabilities:
      Property, plant and equipment............................  $253,639         $227,734
      Regulatory and other assets..............................    71,896           14,085
                                                                 --------         --------
              Total deferred tax liability.....................   325,535          241,819
                                                                 --------         --------
    Deferred tax assets:
      Take-or-pay buy-outs, buy-downs and prepayments..........     2,186           22,056
      Accrual for regulatory issues............................    22,119           11,545
      Other liabilities........................................    40,842           32,129
      Other....................................................     6,449            9,272
                                                                 --------         --------
              Total deferred tax asset.........................    71,596           75,002
                                                                 --------         --------
    Net deferred tax liability.................................  $253,939         $166,817
                                                                 --------         --------
                                                                 --------         --------

                          EL PASO NATURAL GAS COMPANY

     Tax expense of the Company differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Tax expense at the statutory federal rate of 35% for
      1993 and 34% for 1992 and 1991......................  $52,789     $41,918     $47,770
    Increase (decrease)
      State income tax, net of federal income tax
         benefit..........................................    5,871       3,458       4,156
      Change in enacted tax rate..........................      503          --          --
      Investment tax credit...............................       --          --         (33)
      Non-taxable dividends received from affiliates......       --          --        (267)
      Other...............................................      (10)      1,587         330
                                                            -------     -------     -------
    Income tax expense....................................  $59,153     $46,963     $51,956
                                                            -------     -------     -------
                                                            -------     -------     -------
    Effective tax rate....................................      39%         38%         37%

     The Revenue Reconciliation Act of 1993, enacted in August 1993, changed the corporate income tax rate from 34 to 35 percent effective January 1, 1993. As a result, the Company's current year provision for income tax expense was adjusted in the third quarter of 1993 by approximately $1 million, of which $0.5 million is related to the balance of deferred income taxes at December 31, 1992. In addition, the balance of accumulated deferred income taxes at January 1, 1993 was increased $5 million in accordance with SFAS 109, and a corresponding regulatory asset was recorded. Management expects such amounts to be fully recovered through its rates.

     Deferred credits, in the accompanying Consolidated Balance Sheet, include excess deferrals resulting from the reduction of the statutory federal tax rate from 46 to 34 percent on July 1, 1987.

 9.  PENSION PLANS

     The Company previously participated in BR's pension plans, which were non-contributory defined benefit plans covering substantially all employees. The benefits were based on the number of years of credited service and the highest five-year average compensation levels. Contributions to the plans were determined by BR and were limited to amounts that were deductible for tax purposes.

     In January 1992, the Company established its own pension plans with provisions similar to those of the BR plans. Upon separation from BR, the Company's qualified pension plan received assets equal to the accumulated benefit obligation relating to the Company's employees.

                          EL PASO NATURAL GAS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table sets forth the qualified plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993 and December 31, 1992:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                      1993          1992
                                                                    --------      --------
                                                                        (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Vested benefits.............................................  $471,600      $407,478
      Nonvested benefits..........................................       896           541
                                                                    --------      --------
    Accumulated benefit obligation................................  $472,496      $408,019
                                                                    --------      --------
                                                                    --------      --------
    Projected benefit obligation for service rendered to date.....  $546,180      $469,850
    Plan assets at fair value, primarily listed stocks and U.S.
      bonds.......................................................   434,505       415,443
                                                                    --------      --------
    Projected benefit obligation in excess of plan assets.........  $111,675      $ 54,407
                                                                    --------      --------
                                                                    --------      --------
    Unrecognized net loss.........................................  $ 64,194      $  3,855
    Unrecognized net transition obligation........................    22,008        24,712
    Recognized pension liability..................................    37,991        25,840
    Minimum liability adjustment included in recognized pension
      liability...................................................   (12,518)           --
                                                                    --------      --------
                                                                    $111,675      $ 54,407
                                                                    --------      --------
                                                                    --------      --------

The following table reflects the components of net periodic pension cost:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                      1993          1992
                                                                    --------      --------
                                                                        (IN THOUSANDS)
    Pension cost allocated from BR plan...........................  $     --      $  4,922
    Service cost -- benefits earned during the period.............     7,568         3,311
    Interest cost on projected benefit obligation.................    38,786        19,364
    Actual return on plan assets..................................   (43,850)      (27,641)
    Net amortization and deferral.................................    10,724        11,328
                                                                    --------      --------
    Net periodic pension cost.....................................  $ 13,228      $ 11,284
                                                                    --------      --------
                                                                    --------      --------

The 1993 weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 5.0 percent, respectively. The 1993 weighted average expected long-term rate of return on plan assets was 9.0 percent. The 1992 weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5.0 percent, respectively. The 1992 weighted average expected long-term rate of return on plan assets was 9.0 percent. Contributions to the plans are limited to amounts currently deductible for tax purposes. The accumulated vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled, but it is based on the employee's expected date of termination.

10.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

     The Financial Accounting Standards Board issued SFAS 106 requiring companies to account for OPEBs, (principally retiree medical costs) on an accrual basis versus the pay-as-you-go basis traditionally followed by most United States companies. The Company adopted SFAS 106 effective January 1, 1993.

     The Company provides a non-contributory defined benefit postretirement medical plan that covers employees who retired on or before March 1, 1986 and limited postretirement life insurance for employees who retire after January 1, 1985. As such, the Company's obligation to accrue for OPEBs is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is funded to the extent employer contributions are recoverable through rates.

                          EL PASO NATURAL GAS COMPANY

     EPG began recovering through its rates the OPEB costs included in the settlement agreement. To the extent actual OPEB costs exceed the amounts reflected in the settlement agreement, a regulatory asset has been recorded. Management expects such amounts to be fully recovered through its rates.

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993:

                                                                             (IN THOUSANDS)
                                                                             --------------
    Accumulated postretirement benefit obligation..........................     $124,914
    Plan assets at fair value, primarily U.S. stocks and U.S. bonds........        8,751
                                                                             --------------
    Accumulated postretirement benefit obligation in excess of plan
      assets...............................................................     $116,163
                                                                             --------------
                                                                             --------------
    Unrecognized net loss..................................................     $  9,285
    Unrecognized transition obligation.....................................      105,796
    Accrued postretirement costs included in other liabilities.............        1,082
                                                                             --------------
                                                                                $116,163
                                                                             --------------
                                                                             --------------

     The following table reflects the components of net periodic postretirement benefit cost for the twelve months ended December 31, 1993:

                                                                             (IN THOUSANDS)
                                                                             --------------
    Interest cost on accumulated postretirement benefit obligation.........     $  9,377
    Actual return on plan assets...........................................         (254)
    Net amortization and deferral..........................................        9,062
                                                                             --------------
    Net periodic postretirement benefit cost...............................     $ 18,185
                                                                             --------------
                                                                             --------------

     A 13.5 percent annual rate of increase in the per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 6 percent by the year 2002. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $13.9 million and increase the interest cost components of net periodic postretirement benefit cost for 1993 by approximately $1 million. A discount rate of 7.5 percent was used to determine the accumulated postretirement benefit obligation.

     The Financial Accounting Standards Board issued SFAS 112 which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS 112 as "postemployment benefits"). SFAS 112 is effective for the fiscal years beginning after December 15, 1993. Postemployment benefits include every form of benefit provided to former or inactive employees, their beneficiaries and covered dependents. Benefits include, but are not limited to salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. The cumulative effect at January 1, 1994 of adopting SFAS 112 is estimated to be approximately $8 million. Management expects to fully recover its postemployment benefits costs through rates.

 11.  COMMITMENTS AND CONTINGENT LIABILITIES

     See Note 1 and 4 of Notes to Consolidated Financial Statements, Item 1 and 2 -- Business and Properties, El Paso Natural Gas Company, Master Separation Agreement and Item 3 -- Legal Proceedings for discussions of litigation and other contingencies.

                          EL PASO NATURAL GAS COMPANY

     Minimum annual rental commitments at December 31, 1993, are as follows:

                                                                    OPERATING LEASES
                           YEAR ENDING DECEMBER 31,                 ----------------
            -------------------------------------------------------  (IN THOUSANDS)
            1994...................................................     $  8,837
            1995...................................................        9,233
            1996...................................................        9,647
            1997...................................................       10,082
            1998...................................................       10,537
            Thereafter.............................................      103,424
                                                                    ----------------
                      Total........................................     $151,760
                                                                    ----------------
                                                                    ----------------

     Rental expense for operating leases was $8 million in 1993 and 1992, and $7 million in 1991.

     EPG has a lease agreement for approximately 391,207 square feet of space which is currently used as the Company headquarters and its gas control center. The lease expires on May 31, 2007, and grants EPG two ten year options to extend the term of the lease.

     Management is not aware of other commitments or contingent liabilities which would have a materially adverse effect on the Company's financial condition or results of operations.

12.  SIGNIFICANT CUSTOMERS

     The Company had gross revenues equal to or in excess of 10 percent of consolidated operating revenues from the following customers:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Southern California Gas Company....................  $238,885     $249,277     $231,837
    Pacific Gas & Electric Company.....................   168,246      137,968      113,729
    Southwest Gas Corporation..........................    95,188       79,784       89,999

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following provides additional information concerning supplemental disclosures of cash flow activities:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Interest paid......................................  $ 66,773     $ 47,047     $128,646
    Income taxes paid..................................    38,993      140,766      125,743

14.  RELATED PARTY TRANSACTIONS

     In 1991 and for the first six months of 1992, BR and Meridian were considered related parties of EPG. Through February 1992, EPG participated in an intercorporate cash management arrangement with BR, pursuant to which excess cash balances from each of BR's operating subsidiaries were advanced to BR on a daily basis and cash requirements of BR's operating subsidiaries were funded daily through advances from BR. Balances under the arrangement accrued interest at rates approximating short-term market rates. In January and February 1992, EPG declared and paid dividends totaling $274 million to BR from the balance owed to EPG under the intercorporate cash management arrangement.

     On April 8, 1992, EPG's Board of Directors declared a quarterly dividend on common stock of $0.25 per share to the June 1, 1992 stockholders of record. EPG paid the dividend on June 19, 1992, in the amount of $9.3 million, $8 million of which was paid to BR.

                          EL PASO NATURAL GAS COMPANY

     Revenues associated with the transportation of gas for Meridian by EPG were $15 million for the six months ended June 30, 1992, and $47 million for the year ended December 31, 1991.

     Operating revenues include $26 million related to transactions with the discontinued Oil and Gas Operations Segment in 1991. Operating charges related to transactions with the discontinued segment were less than $1 million in 1991. In May 1991, EPG declared and paid a dividend to TEPCO of $175 million and in December 1991 declared and paid a $55 million dividend to BR.

     Certain BR corporate overhead expenses were allocated to EPG. The allocated amounts were not material and management believes the allocation methodology was appropriate.

15.  FINANCIAL INSTRUMENTS

  Fair Value

     The following disclosure of the estimated fair value of financial instruments was made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 ("SFAS 107"). The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1993, the carrying amounts of the various financial instruments employed by the Company, including cash, cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short maturity of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1993 are as follows:

                                                                CARRYING           FAIR
                                                                 AMOUNT           VALUE
                                                                --------         --------
                                                                      (IN MILLIONS)
        EPG long-term debt....................................   $637.2           $ 696.2
        MPC project financing.................................     50.5              50.5
        Interest rate swap agreements.........................    114.3             133.6
                                                                --------         --------
                  Total.......................................   $802.0           $ 880.3
                                                                --------         --------
                                                                --------         --------

     The fair value of the Company's long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from dealers.

  Off-Balance Sheet Risk

     During 1993, EPG and EPGM entered into certain price swap agreements to, in effect, hedge the market risk caused by fluctuations in the price of natural gas. The agreements call for EPG and EPGM to make payments to or receive payments from the other parties based upon the differential between a fixed and a variable price for natural gas as specified by the contract. The current price swap agreements run for periods of up to five years and had a notional contract amount of approximately $30 million at December 31, 1993. While EPG and EPGM's notional contract amounts are used to express the magnitude of price swap agreements, the amounts potentially subject to credit risk, in the event of non-performance by the other parties, are substantially smaller. EPG and EPGM do not anticipate non-performance by the other parties.

     MPC has entered into interest rate swap agreements which effectively convert $114.3 million of floating-rate debt to fixed-rate debt. MPC makes payments to counterparties at fixed rates and in return receives payments at floating rates.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
El Paso Natural Gas Company

We have audited the consolidated financial statements and the financial statement schedules of El Paso Natural Gas Company listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

El Paso, Texas
January 21, 1994

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED QUARTERLY INFORMATION

                     YEARS ENDED DECEMBER 31, 1993 AND 1992
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   FOURTH       THIRD        SECOND       FIRST
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
1993
  Operating revenues............................  $232,349     $245,056     $220,611     $210,912
  Operating income..............................    53,177       55,487       57,397       63,184
  Net income....................................    21,785       18,365       20,683       30,840
  Earnings per common share.....................      0.59         0.49         0.55         0.83
1992
  Operating revenues............................  $222,775     $217,203     $188,424     $174,410
  Operating income..............................    44,426       39,661       44,047       56,776
  Net income....................................    16,600       14,009       17,295       28,422
  Earnings per common share.....................      0.45         0.38         0.46         0.87

                                  SCHEDULE IV

                          EL PASO NATURAL GAS COMPANY

             INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                    COLUMN A                       COLUMN F      COLUMN G      COLUMN H      COLUMN I
- ------------------------------------------------  ----------     --------     ----------     ---------
                                                  BALANCE AT                                  BALANCE
                                                  BEGINNING                                   AT END
                      NAME                        OF PERIOD      ADDITIONS    DEDUCTIONS     OF PERIOD
- ------------------------------------------------  ----------     --------     ----------     ---------
Year ended December 31, 1993
                                                          --           --            --             --
                                                  ----------     --------     ----------     ---------
                                                  ----------     --------     ----------     ---------
Year ended December 31, 1992
Long-term payable to BR.........................   $ 374,011           --      $374,011             --
                                                  ----------     --------     ----------     ---------
                                                  ----------     --------     ----------     ---------
Year ended December 31, 1991
Long-term payable to BR.........................          --     $374,011            --      $ 374,011
                                                  ----------     --------     ----------     ---------
                                                  ----------     --------     ----------     ---------

                                   SCHEDULE V

                          EL PASO NATURAL GAS COMPANY

                         PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

            COLUMN A                COLUMN B      COLUMN C       COLUMN D       COLUMN E      COLUMN F
          -------------            ----------     ---------     -----------     --------     ----------
                                   BALANCE AT                                                 BALANCE
                                   BEGINNING      ADDITIONS                                    AT END
         CLASSIFICATION            OF PERIOD       AT COST      RETIREMENTS      OTHER       OF PERIOD
- ---------------------------------  ----------     ---------     -----------     --------     ----------
Year ended December 31, 1993
Historical cost..................  $2,552,075     $ 164,333(a)   $  48,733      $205,626(b)  $2,873,301
Additional acquisition cost
  assigned to utility plant......     150,978            --             --            --        150,978
                                   ----------     ---------     -----------     --------     ----------
                                   $2,703,053     $ 164,333      $  48,733      $205,626     $3,024,279
                                   ----------     ---------     -----------     --------     ----------
                                   ----------     ---------     -----------     --------     ----------
Year ended December 31, 1992
Historical cost..................  $2,391,593     $ 245,799(c)   $  85,336      $     19     $2,552,075
Additional acquisition cost
  assigned to utility plant......     150,978            --             --            --        150,978
                                   ----------     ---------     -----------     --------     ----------
                                   $2,542,571     $ 245,799      $  85,336      $     19     $2,703,053
                                   ----------     ---------     -----------     --------     ----------
                                   ----------     ---------     -----------     --------     ----------
Year ended December 31, 1991
Historical cost..................  $2,674,154     $ 308,103(c)   $ 619,258      $ 28,594(d)  $2,391,593
Additional acquisition cost
  assigned to utility plant......     150,978            --             --            --        150,978
                                   ----------     ---------     -----------     --------     ----------
                                   $2,825,132     $ 308,103      $ 619,258      $ 28,594     $2,542,571
                                   ----------     ---------     -----------     --------     ----------
                                   ----------     ---------     -----------     --------     ----------

For depreciation rates and methods, see Accounting Policies.

(a) Primarily from system enhancement and maintenance projects.

(b) Primarily the consolidation of MPC's $242 million of property, plant and equipment and reclassification of $46 million of underground storage facility.

(c) Primarily from major system expansion and enhancement projects.

(d) Primarily reclassification of $31 million of gas in storage inventory consistent with the August 14, 1991 FERC order.

                                  SCHEDULE VI

                          EL PASO NATURAL GAS COMPANY

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B    COLUMN C    COLUMN D     COLUMN E    COLUMN F
              -------------                ----------   --------   -----------   --------   ----------

                                                        ADDITIONS
                                           BALANCE AT   CHARGED                              BALANCE
                                           BEGINNING       TO                                 AT END
             CLASSIFICATION                OF PERIOD    EXPENSES   RETIREMENTS    OTHER     OF PERIOD
- -----------------------------------------  ----------   --------   -----------   --------   ----------
Year ended December 31, 1993
Historical cost..........................  $1,211,577   $48,639     $  51,182    $ 3,199    $1,212,233
Additional acquisition cost assigned to
  utility plant..........................      41,148     5,412            --         --        46,560
                                           ----------   --------   -----------   --------   ----------
                                           $1,252,725   $54,051     $  51,182    $ 3,199    $1,258,793
                                           ----------   --------   -----------   --------   ----------
                                           ----------   --------   -----------   --------   ----------
Year ended December 31, 1992
Historical cost..........................  $1,223,039   $67,817     $  90,874    $11,595    $1,211,577
Additional acquisition cost assigned to
  utility plant..........................      35,736     5,412            --         --        41,148
                                           ----------   --------   -----------   --------   ----------
                                           $1,258,775   $73,229     $  90,874    $11,595    $1,252,725
                                           ----------   --------   -----------   --------   ----------
                                           ----------   --------   -----------   --------   ----------
Year ended December 31, 1991
Historical cost..........................  $1,482,678   $57,916     $ 321,363    $ 3,808    $1,223,039
Additional acquisition cost assigned to
  utility plant..........................      32,352     3,384            --         --        35,736
                                           ----------   --------   -----------   --------   ----------
                                           $1,515,030   $61,300     $ 321,363    $ 3,808    $1,258,775
                                           ----------   --------   -----------   --------   ----------
                                           ----------   --------   -----------   --------   ----------

                                 SCHEDULE VIII

                          EL PASO NATURAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                  COLUMN A                     COLUMN B          COLUMN C           COLUMN D       COLUMN E
- --------------------------------------------  ----------   ---------------------   ----------     ----------

                                                            CHARGED
                                              BALANCE AT   TO COSTS     CHARGED                    BALANCE
                                              BEGINNING       AND      TO OTHER                     AT END
                DESCRIPTION                   OF PERIOD    EXPENSES    ACCOUNTS    DEDUCTIONS     OF PERIOD
- --------------------------------------------  ----------   ---------   ---------   ----------     ----------
1993
  Allowance for bad debts...................   $  5,084     $    --      $ 145       $1,361(b)     $  3,868
  Allowance for gas imbalances..............     12,097          --         --        6,500(c)        5,597
  Allowance for take-or-pay receivables.....         --      19,387         --           --          19,387
1992(a)
  Allowance for bad debts...................   $  8,229     $    --      $ 115       $3,260(b)     $  5,084
  Allowance for gas imbalances..............      2,082      10,015         --           --          12,097
1991(a)
  Allowance for bad debts...................   $  9,851     $   318      $ 176       $2,116(b)     $  8,229
  Allowance for gas imbalances..............         --       2,082         --           --           2,082

- ---------------

(a) Presentation of prior years has been changed to conform to current year presentation.

(b) Primarily accounts charged off.

(c) Primarily accounts recovered.

                                   SCHEDULE X

                          EL PASO NATURAL GAS COMPANY

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                           COLUMN A                                        COLUMN B
                         -----------                            -------------------------------

                                                                 CHARGED TO COSTS AND EXPENSES
                                                                -------------------------------
                              ITEM                               1993        1992        1991
                                                                -------     -------     -------
Maintenance and repairs.......................................  $43,154     $39,959     $43,000
Taxes, other than payroll and income taxes:
  Ad valorem taxes............................................   22,463      18,718      10,946

- ------------

Note -- Items omitted are either less than 1 percent of consolidated revenues or are disclosed elsewhere in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Election of Directors" in the Company's proxy statement for the 1994 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the Company is presented in Items 1 and 2 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Security Ownership of a Certain Beneficial Owner and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1.  Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                                                PAGE
                                                                                ----
        Consolidated statement of income......................................   22
        Consolidated balance sheet............................................   23
        Consolidated statement of cash flows..................................   24
        Consolidated statement of stockholders' equity........................   25
        Accounting policies and notes to consolidated financial statements....   26
        Report of independent accountants.....................................   44

     2. Financial statement schedules and supplementary information required to be submitted.

        Consolidated quarterly information....................................   45
        Schedule IV - Indebtedness of and to related parties -- not current...   46
        Schedule V - Property, plant and equipment............................   47
        Schedule VI - Accumulated depreciation, depletion and amortization of
          property, plant and equipment.......................................   48
        Schedule VIII - Valuation and qualifying accounts.....................   49
        Schedule X - Supplementary income statement information...............   50
        Schedules other than those listed above are omitted because they are not applicable
    3.  Exhibit list..........................................................   53

     (B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1993.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1993

           3(i)      -- Restated Certificate of Incorporation of EPG (Form 10-K, No. 1-2700,
                        filed January 29, 1992); Certificate of Designation, Preferences and
                        Rights of Series A Junior Participating Preferred Stock of EPG, dated
                        July 7, 1992 (Form 10-K, No. 1-2700, filed February 3, 1993).
          *3(ii)     -- By-Laws of EPG, as amended July 22, 1993.
           4.B.1     -- Indenture, dated as of March 1, 1987, between EPG and Citibank, N.A.,
                        Trustee, with respect to EPG's 8 5/8% Debentures due 2012 (Form S-3,
                        No. 33-34284, filed April 20, 1990); Supplemental Indenture, dated
                        December 24, 1991 (Form 10-K, No. 1-2700, filed January 29, 1992).
           4.B.2     -- Indenture, dated as of August 1, 1987, between EPG and Citibank,
                        N.A., Trustee, with respect to EPG's 9.45% Notes due 1999 (Form S-3,
                        No. 33-34284, filed April 20, 1990); Supplemental Indenture, dated
                        December 24, 1991 (Form 10-K, No. 1-2700, filed January 29, 1992).
           4.B.3     -- Indenture, dated as of January 1, 1992, between EPG and Citibank,
                        N.A., Trustee, with respect to EPG's 6.90% Notes due 1997, 7 3/4%
                        Notes due 2002 and 8 5/8% Debentures due 2022 (Form 10-K, No. 1-2700,
                        filed January 29, 1992).
           4.C.      -- Shareholder Rights Plan (Form 10-Q, No. 1-2700, filed November 15,
                        1992).
          10.A       -- Mojave Pipeline General Partnership Agreement by and among El Paso
                        Mojave Pipeline Co., HNG Mojave, Inc., and Pacific Interstate Mojave
                        Company, dated as of March 26, 1985 (Form 10-Q, No. 1-2700, filed May
                        15, 1985); Amendment No. 1 to General Partnership Agreement dated as of September 29, 1986 (Form 10-Q, No. 1-2700, filed May 13, 1988);
                        Amendment No. 2 to General Partnership Agreement dated as of
                        September 30, 1991 (Form 10-Q, No. 1-2700, filed November 14, 1991).
          10.B       -- Lease, dated May 27, 1982, between EPG and First Capital Kayser
                        Center (Form 10-Q, No. 1-2700, filed November 14, 1991).
          10.C       -- Transportation Service Agreement, dated October 10, 1990 and effective September 1, 1991, between EPG and Pacific Gas and Electric
                        Company (Form 10-Q, No. 1-2700, filed November 14, 1991).
          10.D       -- Transportation Service Agreement, dated October 16, 1990 and effective September 1, 1991, between EPG and Southern California Gas
                        Company (Form 10-Q, No. 1-2700, filed November 14, 1991); Amendment to Exhibits A and B to the Transportation Service Agreement (Form
                        10-K, No. 1-2700, filed January 29, 1992).
          10.E       -- Transportation Service Agreement, dated August 9, 1991 and effective
                        September 1, 1991, between EPG and Southwest Gas Corporation for service to Arizona; Transportation Service Agreement, dated August 9,
                        1991 and effective September 1, 1991 between EPG and Southwest Gas
                        Corporation for service to Nevada (Form 10-Q, No. 1-2700, filed
                        November 14, 1991); Amendment to Exhibit B to the Transportation
                        Service Agreement for service to Arizona (Form 10-K, No. 1-2700, filed January 29, 1992). Amendatory Agreement and replacement of
                        Exhibit B to Transportation Service Agreement dated August 9, 1991 and effective May 8, 1992, between EPG and Southwest Gas Corporation for service to Nevada. (Form 10-K, No. 1-2700, filed February 3,
                        1993).

          10.F       -- Credit Agreement among Mojave Pipeline Company and Deutsche Bank AG,
                        New York Branch, and Swiss Bank Corporation, New York Branch,
                        individually and as Agents, and the Banks named therein, dated as of
                        September 30, 1991, and the following documents related thereto:
                        Sponsor Performance Agreement among EPG and Deutsche Bank AG, New
                        York Branch, as Collateral Agent and Deutsche Bank AG, New York
                        Branch and Swiss Bank Corporation, New York Branch, as Agents, dated as of September 30, 1991; Partner Performance Agreement among El Paso
                        Mojave Pipeline Co. and Deutsche Bank AG, New York Branch, as
                        Collateral Agent and Deutsche Bank AG, New York Branch and Swiss Bank
                        Corporation, New York Branch, as Agents, dated as of September 30,
                        1991; Pledge Agreement made by El Paso Mojave Pipeline Co. with and to Deutsche Bank AG, New York Branch (as Collateral Agent) for the
                        Secured Creditors, dated as of September 30, 1991; $90,000,000 Note dated September 30, 1991 executed by Mojave Pipeline Company and payable to Deutsche Bank AG, New York Branch; $90,000,000 Note dated
                        September 30, 1991, executed by Mojave Pipeline Company and payable to Swiss Bank Corporation, New York Branch (Form 10-Q, No. 1-2700,
                        filed November 14, 1991); Syndication and replacement of Notes with a
                        $52,750,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Swiss Bank Corporation, New York
                        Branch; a $40,000,000 Note dated September 30, 1991, executed by
                        Mojave Pipeline Company and payable to Deutsche Bank AG, New York
                        Branch; a $30,000,000 Note dated September 30, 1991, executed by
                        Mojave Pipeline Company and payable to Banque Indosuez; a $20,000,000
                        Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to the Sumitomo Bank, Limited, Houston Agency; a
                        $20,000,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to the Bank of Nova Scotia; a
                        $17,250,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Credit Lyonnais Cayman Islands Branch
                        (Form 10-K, No. 1-2700, filed January 29, 1992). First Amendment to
                        Credit Agreement dated as effective December 23, 1992 among Mojave
                        Pipeline Company and Deutsche Bank AG, New York Branch and Swiss Bank
                        Corporation, New York Branch; Amendment to Sponsor and Partner
                        Performance Agreements entered into effective as of December 23,
                        1992; Syndication and replacement of Note for $52,750,000 payable to
                        Swiss Bank Corporation, New York Branch and Note for $17,250,000
                        payable to Credit Lyonnais Cayman Islands Branch with a $40,000,000
                        Note dated September 30, 1991 executed by Mojave Pipeline Company and payable to Swiss Bank Corporation, New York Branch; and a $30,000,000
                        Note dated September 30, 1991 executed by Mojave Pipeline Company and payable to Credit Lyonnais Cayman Islands Branch. Second Amendment to
                        Credit Agreement dated as effective June 1, 1993 among Mojave
                        Pipeline Company and Deutsche Bank AG, New York Branch and Swiss Bank
                        Corporation, New York Branch; Amended and Restated Sponsor
                        Performance Agreement dated as effective June 1, 1993 among El Paso
                        Natural Gas Company and Deutsche Bank AG, New York Branch and Swiss
                        Bank Corporation, New York Branch; Amendment and Ratification of
                        Partner Documents dated as effective June 1, 1993 among EPNG Mojave,
                        Inc. and El Paso Mojave Pipeline Co. and Deutsche Bank AG, New York
                        Branch and Swiss Bank Corporation, New York Branch (Form 10-Q, No.
                        1-2700, filed August 16, 1993).
          10.G       -- Master Separation Agreement and documents related thereto dated
                        January 15, 1992, by and among Burlington Resources Inc., EPG and
                        Meridian Oil Holding Inc., including Exhibits (Form 10-K, No. 1-2700, filed January 29, 1992).

          10.H       -- $300 million Revolving Credit Agreement dated as of February 11, 1992 between EPG and Citibank, N.A. (Form 8 amending the Form 10-K for the year ended December 31, 1991, No. 1-2700, filed February 26, 1992).
          10.I       -- Omnibus Compensation Plan dated as of January 1, 1992 (Amendment No.
                        1 to Form S-2, No. 33-45369, filed February 27, 1992).
          10.J       -- Incentive Compensation Plan dated as of January 1, 1992 (Amendment
                        No. 1 to Form S-2, No. 33-45369, filed February 27, 1992).
          10.K       -- Compensation Plan for Non-Employee Directors dated as of January 1,
                        1992 (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27,
                        1992).
          10.L       -- Stock Option Plan for Non-Employee Directors dated as of January 1,
                        1992 (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27,
                        1992).
          10.N       -- Supplemental Benefits Plan effective January 1, 1992 (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27, 1992). El Paso Natural
                        Gas Company Supplemental Benefits Plan, Amendment No. 1, effective
                        July 7, 1992 (Form 10-Q, No. 1-2700, filed October 29, 1993).
          10.O       -- Senior Executive Survivor Benefit Plan effective January 1, 1992
                        (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27, 1992).
          10.P       -- Deferred Compensation Plan dated as of January 1, 1992 (Amendment No.
                        1 to Form S-2, No. 33-45369, filed February 27, 1992).
          10.Q       -- Retirement Income Plan for Directors adopted January 15, 1992 (Form
                        10-K, No. 1-2700, filed February 3, 1993).
          10.R       -- Key Executive Severance Protection Plan effective as of July 7, 1992
                        (Form 10-K, No. 1-2700, filed February 3, 1993).
          10.S       -- Director Charitable Award Plan dated as of January 1, 1992 (Form
                        10-K, No. 1-2700, filed February 3, 1993).
          10.T       -- Receivables Purchase and Sale Agreement dated as of January 1, 1992, between the Company, CIESCO L.P., Corporate Asset Funding Company
                        Inc. and Citicorp North America Inc. (Form 10-K, No. 1-2700, filed
                        February 3, 1993).
          10.U       -- Employment Agreement dated July 31, 1992, between EPG and William A.
                        Wise (Form 10-K, No. 1-2700, filed February 3, 1993).
          10.V       -- Letter Agreement dated October 22, 1990, between EPG and Luino
                        Dell'Osso, Jr. (Form 10-K, No. 1-2700, filed February 3, 1993).
          10.W       -- Letter Agreement dated February 22, 1991, between EPG and Britton
                        White, Jr. (Form 10-K, No. 1-2700, filed February 3, 1993).
         *11         -- Computation of Earnings per Common Share.
         *12         -- Computation of Ratio of Earnings to Fixed Charges.
         *21         -- Subsidiaries of the Registrant.
         *23         -- Consents of Experts and Counsel.

     Each exhibit identified on this Exhibit List is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EL PASO NATURAL GAS COMPANY
                                                    Registrant

                                          By    /s/  WILLIAM A. WISE
                                                     William A. Wise
                                                  Chairman of the Board,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the date indicated:

                   SIGNATURE                                TITLE                    DATE
- -----------------------------------------------    ------------------------    -----------------
              /s/  WILLIAM A. WISE                 Chairman of the Board,      January 14, 1994
               (William A. Wise)                   President, Chief
                                                   Executive Officer and
                                                   Director

             /s/  LUINO DELL'OSSO JR.              Executive Vice              January 14, 1994
               (Luino Dell'Osso Jr.)               President, Chief
                                                   Operating Officer and
                                                   Director

             /s/  H. BRENT AUSTIN                  Senior Vice President       January 14, 1994
               (H. Brent Austin)                   and Chief Financial
                                                   Officer

            /s/  THOMAS E. RICKS                   Vice President, Chief       January 14, 1994
              (Thomas E. Ricks)                    Accounting Officer and
                                                   Controller

            /s/  BYRON ALLUMBAUGH                  Director                    January 14, 1994
              (Byron Allumbaugh)

           /s/  EUGENIO GARZA LAGUERA              Director                    January 14, 1994
            (Eugenio Garza Laguera)

           /s/  BEN F. LOVE                        Director                    January 14, 1994
               (Ben F. Love)

          /s/  KENNETH L. SMALLEY                  Director                    January 14, 1994
             (Kenneth L. Smalley)

                               INDEX TO EXHIBITS

     Each exhibit set forth below is filed as part of this report.

      EXHIBIT
       NUMBER                                        EXHIBIT
- --------------------
          3(ii)      -- By-Laws of EPG, as amended July 22, 1993.
         11          -- Computation of Earnings per Common Share.
         12          -- Computation of Ratio of Earnings to Fixed Charges.
         21          -- Subsidiaries of the Registrant.
         23          -- Consents of Experts and Counsel.