Form 10-Q
period 1994-03-31
EL PASO NATURAL GAS CO
filed 1994-05-13
CIK 31986

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

          (MARK ONE)

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE
        (State or Other Jurisdiction                    74-0608280
      of Incorporation or Organization)     (I.R.S. Employer Identification No.)

           ONE PAUL KAYSER CENTER,
      304 TEXAS AVENUE, EL PASO, TEXAS                     79901
  (Address of Principal Executive Offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code  (915) 541-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                 -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                                       OUTSTANDING
    ---------------------------------------------------------------------------
    Common Stock, par value $3.00 per share,
      as of April 30, 1994                                    36,909,195 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            FIRST QUARTER
                                                                       -----------------------
                                                                         1994           1993
                                                                       --------       --------
Operating revenues.................................................... $221,945       $210,912
                                                                       --------       --------
Operating charges
  Operation and maintenance...........................................   69,840         73,738
  Natural gas and liquids.............................................   62,960         50,544
  Depreciation and amortization.......................................   16,229         14,257
  Litigation special charge...........................................   15,062             --
  Taxes, other than income taxes......................................   10,057          9,189
                                                                       --------       --------
                                                                        174,148        147,728
                                                                       --------       --------
Operating income......................................................   47,797         63,184
                                                                       --------       --------
Other (income) and income deductions
  Interest and debt expense...........................................   19,715         16,669
  Allowance for funds used during construction........................     (374)        (1,446)
  Other -- net........................................................   (6,250)        (1,877)
                                                                       --------       --------
                                                                         13,091         13,346
                                                                       --------       --------
Income before income taxes............................................   34,706         49,838
Income taxes..........................................................   13,591         18,998
                                                                       --------       --------
Net income............................................................ $ 21,115       $ 30,840
                                                                       --------       --------
                                                                       --------       --------
Earnings per common share............................................. $    .57       $    .83
                                                                       --------       --------
                                                                       --------       --------
Average common shares outstanding.....................................   36,892         37,177
                                                                       --------       --------
                                                                       --------       --------
Dividends declared per common share................................... $ 0.3025       $ 0.2750
                                                                       --------       --------
                                                                       --------       --------

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                     ASSETS

                                                                     MARCH 31,      DECEMBER 31,
                                                                        1994            1993
                                                                     ----------     ------------
Current assets
  Cash and temporary cash investments..............................  $   31,233      $       --
  Accounts and notes receivable, net...............................     121,669         133,437
  Materials and supplies inventory.................................      34,281          34,665
  Take-or-pay buy-outs, buy-downs and prepayments, net.............      36,000          34,019
  Other regulatory assets..........................................      12,000          12,000
  Deferred income tax benefit......................................      44,726          44,141
  Costs recoverable through insurance..............................      23,834          23,260
  Other............................................................      16,290          22,490
                                                                     ----------     ------------
          Total current assets.....................................     320,033         304,012
                                                                     ----------     ------------
Property, plant and equipment, net.................................   1,754,650       1,765,486
Take-or-pay buy-outs, buy-downs and prepayments, net...............      38,909          48,106
Other regulatory assets............................................      67,479          62,249
Other..............................................................      92,522          89,810
                                                                     ----------     ------------
                                                                      1,953,560       1,965,651
                                                                     ----------     ------------
          Total assets.............................................  $2,273,593      $2,269,663
                                                                     ----------     ------------
                                                                     ----------     ------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.................................................  $  200,282      $  217,279
  Commercial paper.................................................       6,800           1,300
  Take-or-pay financing liability..................................      40,162          40,125
  Accrual for regulatory issues....................................      46,474          29,867
  Current maturities of long-term debt.............................       6,495           6,184
  Other............................................................      56,089          61,709
                                                                     ----------     ------------
          Total current liabilities................................     356,302         356,464
                                                                     ----------     ------------
Long-term debt, less current maturities............................     792,495         795,783
Deferred income taxes, less current portion........................     308,265         298,080
Take-or-pay financing liability, less current portion..............      27,938          40,383
Deferred credits...................................................      35,459          25,540
Other liabilities..................................................      34,293          45,865
                                                                     ----------     ------------
                                                                      1,198,450       1,205,651
                                                                     ----------     ------------
Commitments and contingent liabilities (See Notes 3, 4 and 5)

Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,350 shares..........................................     112,051         112,051
  Additional paid-in capital.......................................     455,496         455,496
  Retained earnings................................................     167,115         157,506
  Less: Treasury stock (at cost) 442 shares and 486 shares.........      15,821          17,505
                                                                     ----------     ------------
          Total stockholders' equity...............................     718,841         707,548
                                                                     ----------     ------------
          Total liabilities and stockholders' equity...............  $2,273,593      $2,269,663
                                                                     ----------     ------------
                                                                     ----------     ------------

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FIRST QUARTER
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
Cash flows from operating activities
  Net income.......................................................  $ 21,115         $ 30,840
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization.................................    16,229           14,257
     Deferred income taxes.........................................     9,869            8,998
     Net take-or-pay recoveries....................................     7,216           17,035
     Other working capital changes
       Accounts and notes receivable...............................    10,843           21,648
       Materials and supplies inventory............................       384            4,629
       Other current assets........................................     5,295           14,556
       Costs recoverable through insurance.........................      (574)          (4,829)
       Accounts payable............................................     7,383          (57,897)
       Accrual for regulatory issues...............................      (789)          11,808
       Other current liabilities...................................    (5,667)         (12,480)
     Other.........................................................    (4,199)            (254)
                                                                     --------         --------
          Net cash provided by operating activities................    67,105           48,311
                                                                     --------         --------
Cash flows from investing activities
  Capital expenditures.............................................   (15,610)         (13,929)
  Proceeds from property dispositions..............................     1,504              753
  Other............................................................    (2,271)          (2,483)
                                                                     --------         --------
          Net cash used in investing activities....................   (16,377)         (15,659)
                                                                     --------         --------
Cash flows from financing activities
  Proceeds from reissuance of treasury stock.......................     1,117            2,602
  Long-term debt retirements.......................................    (3,010)              --
  Net commercial paper borrowings..................................     5,500               --
  Repayment of volumetric take-or-pay receivable...................   (12,408)         (10,012)
  Dividends paid...................................................   (10,135)          (9,166)
  Other............................................................      (559)           2,964
                                                                     --------         --------
          Net cash used in financing activities....................   (19,495)         (13,612)
                                                                     --------         --------
Increase in cash and temporary cash investments....................    31,233           19,040
Cash and temporary cash investments
          Beginning of period......................................        --           48,638
                                                                     --------         --------
          End of period............................................  $ 31,233         $ 67,678
                                                                     --------         --------
                                                                     --------         --------

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1993 Annual Report on Form 10-K for El Paso Natural Gas Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. As used herein, "Company" refers to El Paso Natural Gas Company and its subsidiaries and "EPG" refers to El Paso Natural Gas Company, unless the context otherwise requires. The financial statements for the periods presented are unaudited, condensed and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. ACQUISITION

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in Mojave Pipeline Company ("MPC"), a general partnership, for approximately $40 million in cash, representing the approximate book value of the investment. The acquisition, which was funded by internally generated cash flow, gives the Company 100 percent ownership of MPC. The acquisition was accounted for using the purchase method.

     The Company's Consolidated Statement of Income for the first quarter of 1994 includes the operating results of MPC. The income effect of the Company's previously owned 50 percent equity interest in MPC for the first quarter of 1993 is included in other-net in the Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993. This pro forma result has been prepared for comparative purposes only and does not purport to be indicative of what may have resulted had the acquisition occurred as of that date or of results which may occur in the future.

                                                                        FIRST QUARTER 1993
                                                                     -------------------------
                                                                          (IN THOUSANDS,
                                                                     EXCEPT PER SHARE AMOUNT)
    Operating revenues..............................................         $ 220,847
    Net income......................................................            31,486
    Earnings per common share.......................................              0.85

3. RATES AND REGULATORY MATTERS

  General Rate Filings and Other

     On January 14, 1994, EPG filed an application with the Federal Energy Regulatory Commission ("FERC") seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer all of its nonjurisdictional gathering and production area facilities to a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with a combined horsepower of 40,600 and various treating and processing plants. These nonjurisdictional facilities, together

                          EL PASO NATURAL GAS COMPANY
with the facilities included in the January 14, 1994 FERC application, constitute substantially all of EPG's gathering and production area facilities.

     Several producers and other shippers filed protests and requests for a formal hearing of the January 14, 1994 FERC application. The primary issues focus on the extent of competition in EPG's producing basins and the proper functionalization of its facilities. In response to the producer and shipper protests, EPG made a filing on March 15, 1994 asserting that the protests raise issues already settled under EPG's 1993 settlement agreement.

     EPG's 1993 settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. On March 25, 1994, EPG received a final FERC letter order approving the $56.7 million of underground storage facility costs. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through March 31, 1994 was $23 million. The outstanding balance at March 31, 1994 and December 31, 1993 was $33 million and $37 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $21 million and $25 million, respectively, is included in other regulatory assets in the Consolidated Balance Sheet.

     MPC filed a service and rate design restructuring plan on November 3, 1992, in compliance with FERC's industry-wide restructuring directives. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993. Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions with the United States Court of Appeals for review of the March 2, 1993, July 9, 1993 and October 15, 1993 orders. These petitions are currently pending.

     The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon Straight Fixed Variable ("SFV") rate design rather than Modified Fixed Variable ("MFV") rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the United States Court of Appeals will uphold SFV rates as applied to MPC.

  Take-or-Pay Settlements

     EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts and to settle related litigation. EPG is collecting its buy-out and buy-down costs under FERC cost recovery procedures. Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. FERC has approved orders, subject to rehearing, resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The remaining issue involves the claim of several customers that EPG has sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding Administrative Law Judge ("ALJ") was rendered which, if adopted without changes by FERC, would require EPG to refund to or forgo collection from its customers of up to $30 million, plus interest. Exceptions to this initial decision were filed with FERC by both parties on April 7, 1993. On April 27, 1993, briefs opposing exceptions were filed by the same parties as well as by FERC staff. EPG has established reserves for this issue, and management does not believe that

                          EL PASO NATURAL GAS COMPANY
the ultimate outcome will have a materially adverse effect on the Company's financial condition or results of operations.

4. LEGAL PROCEEDINGS

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in Delaware Chancery Court on May 8, 1991, Amoco Production Company ("Amoco") alleged breaches by EPG and a then affiliated company, Meridian Oil Gathering Inc. ("MOGI"), of certain gas purchase, gathering and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Amoco alleged breach of "favored nations" contractual provisions regarding services to be performed by EPG, including those relating to transportation capacity and rates, and has sought a court order requiring specific performance by EPG and MOGI with respect to future transportation services and an award of monetary damages of an undetermined amount for alleged past breaches of contract. On March 4, 1992, the Court issued a Memorandum Opinion which, among other things, denied Amoco's motion for partial summary judgment and concluded that the Amoco contracts at issue do not contain the general "favored nations" rights claimed by Amoco. The Court further concluded that EPG's and MOGI's motions for summary judgment, seeking dismissal of Amoco's counterclaim against MOGI, should be granted. Conoco Inc. ("Conoco") asserted claims similar to Amoco's original claims, involving lesser quantities of gas, in a separate Delaware Chancery Court proceeding filed on December 30, 1991, Conoco Inc. v. El Paso Natural Gas Company. In August 1992, the Amoco and Conoco cases were consolidated, MOGI was dismissed as a party, and Amoco and Conoco filed amended pleadings to restate their claims in light of the court's March 4, 1992 ruling. EPG and Conoco concluded a settlement agreement which resulted in dismissal of the Conoco claims. Trial of the Amoco claims concluded on July 15, 1993 and post-trial briefing and oral arguments concluded in early November, 1993. On March 29, 1994, the Court rendered a decision in favor of Amoco. As a result of the Court's decision, EPG may be required to refund to Amoco amounts which at March 31, 1994 were approximately $15 million, plus interest of $4 million. In connection with the Amoco decision, EPG recorded a litigation special charge of approximately $19 million in the first quarter of 1994. Additional briefs have been requested to determine the actual amount of refunds to which Amoco may be entitled. EPG intends to appeal the Court's decision. Management does not expect the outcome of this matter to have a materially adverse effect on the Company's financial condition or future results of operations.

     EPG and FERC Enforcement Section, Office of the General Counsel ("Enforcement"), have entered into a settlement agreement resolving all issues in Enforcement's investigation of EPG's installation of certain delivery taps. Enforcement asserted that EPG commenced installation of the delivery taps prior to receiving clearances from the appropriate State Historic Preservation Office and the United States Fish and Wildlife Service. Under the settlement agreement, EPG has agreed to pay total civil penalties of $160,000. The settlement agreement is currently pending FERC approval.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

                          EL PASO NATURAL GAS COMPANY

5. ENVIRONMENTAL

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable and when costs can be reasonably estimated. As of March 31, 1994, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

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

     4 -- EPG is involved in other environmental assessment and remediation activities which include two additional Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). The amount reserved as of March 31, 1994 will cover these and other small environmental assessments and other remediation projects.

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

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $12 million, most of which will be incurred over the next two years. EPG will close and retire about 5,400 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately $17 million to $25 million to retire these pits over the next two years. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

     On December 21, 1993, EPA issued EPG a Notice of Liability for the Colorado School of Mines Research Institute ("CSMRI") site in Golden, Colorado. Because EPA has not yet determined the volume of hazardous substances sent to the site by all parties, there is no way to estimate EPG's potential share of remediation costs. However, based on the volumes EPA presently lists as contributed by EPG and other

                          EL PASO NATURAL GAS COMPANY
potentially responsible parties, it appears that EPG is not a significant contributor and its potential share of remediation costs would be minor.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for clean up costs associated with a site in Elizabethton, Tennessee. The State and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other potentially responsible parties. Since testing is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

6. POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS 112 as "postemployment benefits"). The Company recorded a liability of approximately $8 million in postemployment benefit costs in the first quarter of 1994. Management expects to fully recover these costs through rates and has recorded a regulatory asset equal to the liability.

7. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at March 31, 1994 and December 31, 1993 consisted of the following:

                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Property, plant and equipment, at cost......................  $2,872,078     $2,873,301
    Less accumulated depreciation...............................   1,220,493      1,212,233
                                                                  ----------     ----------
                                                                   1,651,585      1,661,068
    Additional acquisition cost assigned to utility plant,
      net of accumulated amortization...........................     103,065        104,418
                                                                  ----------     ----------
              Property, plant and equipment, net................  $1,754,650     $1,765,486
                                                                  ----------     ----------
                                                                  ----------     ----------

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES

                                                                        FIRST QUARTER
                                                                    ----------------------
                                                                     1994           1993
                                                                    -------        -------
                                                                        (IN THOUSANDS)
    Cash Payments (Refunds)
      Interest....................................................  $30,431        $27,659
      Income taxes................................................   (3,346)           343

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operating activities was $67 million for the quarter ended March 31, 1994 compared with $48 million for the same period of 1993. The increase from the previous period was primarily due to the timing of working capital receipts and disbursements.

  Acquisition

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in MPC, a general partnership, for approximately $40 million in cash, representing the approximate book value of the investment. The acquisition, which was funded by internally generated cash flow, gives the Company 100 percent ownership of MPC. The acquisition was accounted for using the purchase method.

     The Company's Consolidated Statement of Income for the first quarter of 1994 includes the operating results of MPC. The income effect of the Company's previously owned 50 percent equity interest in MPC for the first quarter of 1993 is included in other-net in the Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993. This pro forma result has been prepared for comparative purposes only and does not purport to be indicative of what may have resulted had the acquisition occurred as of that date or of results which may occur in the future.

                                                                         FIRST QUARTER 1993
                                                                      ------------------------
                                                                           (IN THOUSANDS,
                                                                      EXCEPT PER SHARE AMOUNT)
    Operating revenues................................................         $220,847
    Net income........................................................           31,486
    Earnings per common share.........................................             0.85

  Rates and Regulatory Matters

     On January 14, 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer all of its nonjurisdictional gathering and production area facilities to a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with a combined horsepower of 40,600 and various treating and processing plants. These nonjurisdictional facilities, together with the facilities included in the January 14, 1994 FERC application, constitute substantially all of EPG's gathering and production area facilities.

     Several producers and other shippers filed protests and requests for a formal hearing of the January 14, 1994 FERC application. The primary issues focus on the extent of competition in EPG's producing basins and the proper functionalization of its facilities. In response to the producer and shipper protests, EPG made a filing on March 15, 1994 asserting that the protests raise issues already settled under EPG's 1993 settlement agreement.

     EPG's 1993 settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. On March 25, 1994, EPG received a final FERC letter order approving the $56.7 million of underground storage facility costs. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through March 31, 1994 was $23 million. The outstanding balance at March 31, 1994 and December 31, 1993 was $33 million and $37 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $21 million and $25 million, respectively, is included in other regulatory assets in the Consolidated Balance Sheet.

     MPC filed a service and rate design restructuring plan on November 3, 1992, in compliance with FERC's industry-wide restructuring directives. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993. Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions with the United States Court of Appeals for review of the March 2, 1993, July 9, 1993 and October 15, 1993 orders. These petitions are currently pending.

     The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the United States Court of Appeals will uphold SFV rates as applied to MPC.

  Take-or-Pay Settlements

     EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts and to settle related litigation. EPG is collecting its buy-out and buy-down costs under FERC cost recovery procedures. Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. FERC has approved orders, subject to rehearing, resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The remaining issue involves the claim of several customers that EPG has sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding ALJ was rendered which, if adopted without changes by FERC, would require EPG to refund to or forgo collection from its customers of up to $30 million, plus interest. Exceptions to this initial decision were filed with FERC by both parties on April 7, 1993. On April 27, 1993, briefs opposing exceptions were filed by the same parties as well as by FERC staff. EPG has established reserves for this issue, and management does not believe that the ultimate outcome will have a materially adverse effect on the Company's financial condition or results of operations.

  Financing Transactions

     EPG established a $300 million revolving credit facility with a group of banks which expires in March 1996. As of March 31, 1994, there were no borrowings outstanding under this facility. Approximately $7 million and $1 million of commercial paper was outstanding as of March 31, 1994 and December 31, 1993, respectively.

  Environmental

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable, and when costs can be reasonably estimated. As of March 31, 1994, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

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

     4 -- EPG is involved in other environmental assessment and remediation activities which include two additional CERCLA sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). The amount reserved as of March 31, 1994 will cover these and other small environmental assessments and other remediation projects.

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

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $12 million, most of which will be incurred over the next two years. EPG will close and retire about 5,400 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately $17 million to $25 million to retire these pits over the next two years. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

     On December 21, 1993, EPA issued EPG a Notice of Liability for the CSMRI site in Golden, Colorado. Because EPA has not yet determined the volume of hazardous substances sent to the site by all parties, there is no way to estimate EPG's potential share of remediation costs. However, based on the volumes EPA presently lists as contributed by EPG and other potentially responsible parties, it appears that EPG is not a significant contributor and its potential share of remediation costs would be minor.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for clean up costs associated with a site in Elizabethton, Tennessee. The State and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other potentially responsible parties. Since testing is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

  Other

     On April 28, 1994, EPG and Meridian Oil Inc. ("Meridian") entered into an agreement dedicating certain Meridian reserves in the San Juan Basin to EPG gathering and production area facilities located in northwestern New Mexico. In addition, EPG and Meridian have entered into various long-term firm transportation contracts. The agreement also provides for EPG to construct and operate a new natural gas liquids extraction plant.

     In January 1993, EPG experienced flood damage to its pipeline system in the Gila, Arizona area due to heavy rain. Since that time, EPG has been incurring costs for repairs and expects to be reimbursed through its property insurance policies once all repairs have been completed.

DIVIDENDS

     On October 12, 1993, EPG's Board of Directors (the "Board") declared a quarterly dividend of $0.2750 per share on EPG's common stock. That dividend total of $10 million was paid on January 4, 1994. On January 14, 1994, the Board declared a quarterly dividend of $0.3025 per share on EPG's common stock. That dividend total of $11 million was paid on April 4, 1994. On April 15, 1994, the Board declared a quarterly dividend of $0.3025 per share on EPG's common stock, payable on July 1, 1994, to the shareholders of record as of June 10, 1994.

CAPITAL EXPENDITURES

     The Company's planned capital expenditures for 1994 of $210 million are primarily for maintenance of business, system expansion and system enhancement. Capital expenditures for the quarter ended March 31, 1994 were $16 million compared to $14 million for the same period of 1993.

     On July 7, 1992, EPG filed an application with FERC, which was amended on November 27, 1992, to expand the delivery capacity of its system in the vicinity of Yuma, Arizona and, through an extension of its system south to San Luis Rio Colorado, Sonora, Mexico, to serve northern Mexican markets. The proposed expansion would provide shippers the opportunity to deliver natural gas to Mexican markets in northern Baja California via new pipeline capacity of 348 million cubic feet per day ("MMcf/d"). This project is expected to cost approximately $71 million and will be financed through internally generated funds or through short-term borrowings. On November 29, 1993, FERC issued an order which approved the siting, construction and operation of facilities necessary for a border crossing facility in Yuma, Arizona which would connect the proposed extension with pipeline facilities in Mexico. The order also made a preliminary determination on environmental issues. FERC is deferring action on the remainder of the July 7, 1992 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities.

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

     On December 29, 1993, Pacific Gas & Electric Company ("PG&E"), the California Public Utilities Commission ("CPUC") and Southern California Gas Company jointly filed a motion with FERC seeking clarification or rehearing of the November 29, 1993 FERC order for both the Yuma, Arizona and the Samalayuca II Power Plant projects discussed above.

     On April 1, 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to build a 98 mile pipeline to parallel and loop its existing Havasu Crossover Line. The proposed pipeline would allow for the transfer of 468 MMcf/d of San Juan basin gas to EPG's south system and would enhance EPG's overall system flexibility to meet market demands. The project is expected to cost approximately $62 million and will be financed through internally generated funds or through short-term borrowings.

     To accommodate increased volumes and to provide markets with enhanced access to San Juan Basin supplies, EPG plans to file an application with FERC to expand its existing system in the San Juan Basin by approximately 250 MMcf/d at a cost of approximately $25 million.

     On March 17, 1993, MPC filed an application, which was amended on November 8, 1993 and April 18, 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system. The proposed expansion will extend from MPC's existing east lateral, located near

Bakersfield, California, approximately 352 miles northward to the vicinity of Sacramento and the East Bay area near San Francisco. The expansion will also include 56 miles of looping of the existing pipeline along with 207 miles of laterals. The estimated cost of the entire system is $467 million which is expected to be funded primarily through project financing. MPC expects to receive its FERC certificate in 1994 and put the expansion into service in January 1996.

     On December 16, 1993, FERC held a public conference to examine a jurisdictional question raised by CPUC and PG&E regarding MPC's system expansion. The primary issue was whether FERC or CPUC should have jurisdiction over the proposed expansion. Written comments were filed by interested parties on January 10, 1994. On February 15, 1994, FERC issued an order determining that it has exclusive jurisdiction over MPC and its proposed system expansion project. On March 17, 1994, CPUC, PG&E and other parties filed for rehearing or clarification of FERC's February 15, 1994 order.

RESULTS OF OPERATIONS

  First Quarter 1994 Compared to First Quarter 1993

     Operating revenues for the quarter ended March 31, 1994 were $11 million higher than for the same period of 1993. The consolidation of MPC contributed $10 million to the increase in revenues. Also contributing to the increase was $10 million in lower accruals for regulatory issues. Higher sales rates and production area rates increased revenues by $5 million and $3 million, respectively. Lower transportation rates and transportation volumes partially offset the increase in operating revenues by $10 million and $5 million, respectively.

     Operating charges were $26 million higher for the quarter ended March 31, 1994 than for the same period of 1993. The increase in operating charges was due to a $15 million special charge for litigation in connection with the Amoco decision. Higher average cost of gas also contributed to the increase. The decrease in operation and maintenance expense was due primarily to lower employee benefit costs and a decrease in Gas Research Institute expense.

     EPG's throughput for the quarter ended March 31, 1994 was 313 billion cubic feet ("Bcf") compared to 364 Bcf for the same period of 1993. The decrease was due primarily to lower California deliveries that resulted from higher storage withdrawals and increased competition for the California market. The decrease was partially offset by increased throughput to the East-of-California and off-system markets.

     Interest and debt expense for the quarter ended March 31, 1994 was $3 million higher than for the same period of 1993 due primarily to the consolidation of MPC.

     Other-net was $4 million higher for the quarter ended March 31, 1994 than for the same period of 1993. Contributing to the higher income was $14 million related to the recovery of EPG's investment in its underground storage facility. The amount of EPG's underground storage facility costs was approved in the March 25, 1994 FERC letter order. The increase was offset by interest expense related to the special charge for litigation in connection with the Amoco decision of approximately $4 million and a reduction in partnership earnings due to the consolidation of MPC.

OTHER

     Effective January 1, 1994, the Company adopted SFAS No. 112, which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS 112 as "postemployment benefits"). The Company recorded a liability of approximately $8 million in postemployment benefit costs in the first quarter of 1994. Management expects to fully recover these costs through rates and has recorded a regulatory asset equal to the liability.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on March 17, 1994. Proposals presented for a stockholder vote included the election of seven directors and the ratification of the appointment of the Company's independent certified public accountants for the fiscal year 1994. Each of the seven incumbent directors nominated by the Company were elected with the following voting results:

                                                                     FOR           WITHHELD
                                                                  ----------       --------
    Byron Allumbaugh............................................  30,965,098        164,531
    Luino Dell'Osso, Jr.........................................  30,969,618        160,011
    Eugenio Garza Laguera.......................................  30,932,322        197,307
    James F. Gibbons............................................  30,960,397        169,232
    Ben F. Love.................................................  30,947,107        182,522
    Kenneth L. Smalley..........................................  30,954,064        175,565
    William A. Wise.............................................  30,969,868        159,761

     The appointment of Coopers & Lybrand as the Company's independent certified public accountants for the fiscal year 1994 was ratified with the following voting results:

                                 For:       30,952,382
                                 Against:       68,421
                                 Abstain:      108,826

     There were no broker non-votes for either proposal.

ITEM 5. OTHER INFORMATION

  Continuous Odd-Lot Stock Sales Program

     EPG has made available a Continuous Odd-Lot Stock Sales Program (the "Program") in which shareholders of EPG owning beneficially fewer than 100 shares of EPG's common stock (the "Odd-lot Holders") are offered a convenient method of disposing their shares without incurring the customary brokerage costs associated with the sale of an odd-lot. Only Odd-lot Holders are eligible to participate in the Program. The Program is strictly voluntary and no Odd-lot Holder is obligated to sell pursuant to the Program. A brochure and related materials describing the Program were sent to Odd-lot Holders in February 1994. The Program currently does not have a termination date, but EPG may suspend the Program at any time. Inquiries regarding the Program should be directed to The First National Bank of Boston, the agent for the Program, at 1-800-442-2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

            10.F.1*  -- Replacement of $30,000,000 Note dated September 30, 1991, executed by
                        Mojave Pipeline Company and payable to Banque Indosuez with a
                        $30,000,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Bank of Scotland.
            11       -- Computation of Earnings Per Common Share

        B. Reports on Form 8-K

           On March 31, 1994, the Company filed a Current Report on Form 8-K, dated March 31, 1994, regarding the decision rendered by the Delaware Chancery Court in the matter of El Paso Natural Gas Company v. Amoco Production Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EL PASO NATURAL GAS COMPANY
                                                        (Registrant)

Date: May 2, 1994                                /s/  H. BRENT AUSTIN
                                                      H. Brent Austin
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: May 2, 1994                                /s/  THOMAS E. RICKS
                                                      Thomas E. Ricks
                                               Vice President, Controller and
                                                  Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit
Number                             Exhibit
- -------                            -------

10.F.1* Replacement of $30,000,000 Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to Banque Indosuez with a $30,000,000 Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to Bank of Scotland.

11           Computation of Earnings Per Common Share.