Form 10-Q
period 1994-06-30
EL PASO NATURAL GAS CO
filed 1994-08-12
CIK 31986

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

     (MARK ONE)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE
        (State or Other Jurisdiction                          74-0608280
      of Incorporation or Organization)          (I.R.S. Employer Identification No.)
           ONE PAUL KAYSER CENTER,
  100 NORTH STANTON STREET, EL PASO, TEXAS                       79901
  (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code  (915) 541-2600

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

                                    CLASS                                   OUTSTANDING
    ---------------------------------------------------------------------------------------
    Common Stock, par value $3.00 per share,
      as of July 31, 1994                                                 36,719,723 shares

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     SECOND QUARTER              SIX MONTHS
                                                  ---------------------     ---------------------
                                                    1994         1993         1994         1993
                                                  --------     --------     --------     --------
Operating revenues............................... $210,805     $220,611     $432,750     $431,523
                                                  --------     --------     --------     --------
Operating charges
  Operation and maintenance......................   75,243       78,131      145,083      151,869
  Natural gas and liquids........................   50,411       60,950      113,371      111,494
  Depreciation and amortization..................   16,156       15,154       32,385       29,411
  Litigation special charge......................       --           --       15,062           --
  Taxes, other than income taxes.................    9,397        8,979       19,454       18,168
                                                  --------     --------     --------     --------
                                                   151,207      163,214      325,355      310,942
                                                  --------     --------     --------     --------
Operating income.................................   59,598       57,397      107,395      120,581
                                                  --------     --------     --------     --------
Other (income) and income deductions
  Interest and debt expense......................   19,407       18,621       39,122       35,290
  Other -- net...................................      (31)       5,367       (6,655)       2,044
                                                  --------     --------     --------     --------
                                                    19,376       23,988       32,467       37,334
                                                  --------     --------     --------     --------
Income before income taxes.......................   40,222       33,409       74,928       83,247
Income taxes.....................................   16,211       12,726       29,802       31,724
                                                  --------     --------     --------     --------
Net income....................................... $ 24,011     $ 20,683     $ 45,126     $ 51,523
                                                  ========     ========     ========     ========
Earnings per common share........................ $   0.65     $   0.55     $   1.22     $   1.38
                                                  ========     ========     ========     ========
Average common shares outstanding................   36,835       37,325       36,864       37,252
                                                  ========     ========     ========     ========
Dividends declared per common share.............. $ 0.3025     $ 0.2750     $ 0.6050     $ 0.5500
                                                  ========     ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                     ASSETS

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1994            1993
                                                                     ----------     ------------
Current assets
  Cash and temporary cash investments..............................  $   24,138      $       --
  Accounts and notes receivable, net...............................     108,922         133,437
  Materials and supplies inventory.................................      35,063          34,665
  Take-or-pay buy-outs, buy-downs and prepayments, net.............      35,983          34,019
  Other regulatory assets..........................................      12,000          12,000
  Deferred income tax benefit......................................      51,675          44,141
  Costs recoverable through insurance..............................      13,101          23,260
  Other............................................................      16,778          22,490
                                                                     ----------     ------------
          Total current assets.....................................     297,660         304,012
                                                                     ----------     ------------
Property, plant and equipment, net.................................   1,762,762       1,765,486
Take-or-pay buy-outs, buy-downs and prepayments, net...............      27,455          48,106
Other regulatory assets............................................      65,314          62,249
Other..............................................................      86,854          89,810
                                                                     ----------     ------------
                                                                      1,942,385       1,965,651
                                                                     ----------     ------------
          Total assets.............................................  $2,240,045      $2,269,663
                                                                      =========      ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................  $  187,837      $  199,883
  Commercial paper.................................................          --           1,300
  Take-or-pay financing liability..................................      41,377          40,125
  Accrual for regulatory issues....................................      38,889          47,263
  Current maturities of long-term debt.............................       6,495           6,184
  Other............................................................      60,033          61,709
                                                                     ----------     ------------
          Total current liabilities................................     334,631         356,464
                                                                     ----------     ------------
Long-term debt, less current maturities............................     792,527         795,783
Deferred income taxes, less current portion........................     302,691         298,080
Take-or-pay financing liability, less current portion..............      17,223          40,383
Deferred credits...................................................      34,091          25,540
Other liabilities..................................................      32,678          45,865
                                                                     ----------     ------------
                                                                      1,179,210       1,205,651
                                                                     ----------     ------------
Commitments and contingent liabilities (See Notes 3, 4 and 5)
Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,350 shares..........................................     112,051         112,051
  Additional paid-in capital.......................................     454,681         455,496
  Retained earnings................................................     179,988         157,506
  Less: Treasury stock (at cost) 587 shares and 486 shares.........      20,516          17,505
                                                                     ----------     ------------
          Total stockholders' equity...............................     726,204         707,548
                                                                     ----------     ------------
          Total liabilities and stockholders' equity...............  $2,240,045      $2,269,663
                                                                      =========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS
                                                                    --------------------------
                                                                      1994              1993
                                                                    ---------         --------
Cash flows from operating activities
  Net income......................................................  $  45,126         $ 51,523
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization................................     32,385           29,411
     Deferred income taxes........................................     16,094           19,552
     Net take-or-pay recoveries...................................     15,983           26,051
     Net costs recovered (recoverable) through insurance..........     10,159           (5,500)
     Other working capital changes
       Accounts and notes receivable..............................     23,590           37,776
       Materials and supplies inventory...........................       (398)           5,429
       Other current assets.......................................     (3,901)          11,642
       Accounts payable...........................................     (6,320)         (58,828)
       Accrual for regulatory issues..............................       (429)          25,860
       Other current liabilities..................................       (934)           1,178
     Other........................................................    (12,297)           6,297
                                                                    ---------         --------
          Net cash provided by operating activities...............    119,058          150,391
                                                                    ---------         --------
Cash flows from investing activities
  Capital expenditures............................................    (40,572)         (54,197)
  Mojave acquisition..............................................         --          (35,695)
  Proceeds from property dispositions.............................      2,004              664
  Other...........................................................     (5,301)            (954)
                                                                    ---------         --------
          Net cash used in investing activities...................    (43,869)         (90,182)
                                                                    ---------         --------
Cash flows from financing activities
  Proceeds from reissuance of treasury stock......................      1,152            3,583
  Long-term debt retirements......................................     (3,010)              --
  Commercial paper repayments.....................................     (1,300)              --
  Repayment of volumetric take-or-pay receivable..................    (21,908)         (19,614)
  Acquisition of treasury stock...................................     (4,738)              --
  Dividends paid..................................................    (21,299)         (19,396)
  Other...........................................................         52            6,916
                                                                    ---------         --------
          Net cash used in financing activities...................    (51,051)         (28,511)
                                                                    ---------         --------
Increase in cash and temporary cash investments...................     24,138           31,698
Cash and temporary cash investments
          Beginning of period.....................................         --           48,638
                                                                    ---------         --------
          End of period...........................................  $  24,138         $ 80,336
                                                                    =========         ========

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

     The operating results of MPC for the six months ended June 30, 1994 and the two months ended June 30, 1993, are included in the Consolidated Statement of Income. The income effect of the Company's previously owned 50 percent equity interest in MPC for the first four months of 1993 is included in other-net in the Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993. This pro forma has been prepared for comparative purposes only and does not purport to be indicative of what may have resulted had the acquisition occurred as of that date or of results which may occur in the future.

                                                        SECOND QUARTER 1993      SIX MONTHS 1993
                                                        -------------------      ---------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Operating revenues..................................      $ 224,341             $ 445,188
    Net income..........................................      $  21,406             $  52,532
    Earnings per common share...........................      $    0.56             $    1.41

3. RATES AND REGULATORY MATTERS

     On January 14, 1994, EPG filed an application with the Federal Energy Regulatory Commission ("FERC") seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction. EPG intends, effective January 1, 1996, to transfer all of its nonjurisdictional gathering and production area facilities to a wholly owned subsidiary of EPG, El Paso Field Services Company. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with a combined horsepower of 40,600 and various treating and processing plants.

     Several producers and other shippers filed protests and requests for a formal hearing of the January 14, 1994 application. The primary issues raised in the protests focus on the extent of competition in EPG's producing basins and the proper functionalization of its facilities. In response to the producer and shipper

                          EL PASO NATURAL GAS COMPANY
protests, EPG made a filing on March 15, 1994 asserting that the protests raise issues already settled under EPG's 1993 settlement agreement.

     On May 25, 1994, FERC issued a series of orders which clarified their policy regarding the regulation of gathering facilities. These orders approved the requests of various pipelines to terminate certificates applicable to certain of their respective gathering facilities. Although FERC has stated it will evaluate all applications on a case by case basis, management believes EPG's January 14, 1994 application will be approved.

     EPG's 1993 settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. On March 25, 1994, EPG received a final FERC letter order approving the recovery of $56.7 million of underground storage facility costs. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through June 30, 1994 was $26 million. The outstanding balance at June 30, 1994 and December 31, 1993 was $30 million and $37 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $18 million and $25 million, respectively, is included in other regulatory assets in the Consolidated Balance Sheet.

     MPC filed a service and rate design restructuring plan on November 3, 1992, in compliance with FERC's industry-wide restructuring directives. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993.

     Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions with the United States Court of Appeals for the District of Columbia Circuit ("Court of Appeals") for review of the March 2, 1993, July 9, 1993 and October 15, 1993 orders. These petitions are currently pending. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon Straight Fixed Variable ("SFV") rate design rather than Modified Fixed Variable ("MFV") rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

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

     Several customers claimed that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding Administrative Law Judge ("ALJ") was rendered which required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. On June 16, 1994, FERC affirmed the ALJ's initial decision. As a result, EPG will be required to refund approximately $40 million, inclusive of interest, to its customers during the third quarter of 1994. EPG has established reserves for this refund. On July 18, 1994, EPG filed for rehearing of the June 16, 1994 order.

                          EL PASO NATURAL GAS COMPANY

4. LEGAL PROCEEDINGS

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in Delaware Chancery Court on May 8, 1991, Amoco Production Company ("Amoco") alleged breaches by EPG and a then affiliated company, Meridian Oil Gathering Inc. ("MOGI"), of certain gas purchase, gathering and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Amoco alleged breach of "favored nations" contractual provisions regarding services to be performed by EPG, including those relating to transportation capacity and rates and sought a court order requiring specific performance by EPG and MOGI with respect to future transportation services and an award of monetary damages of an undetermined amount for alleged past breaches of contract. On March 4, 1992, the Court issued a Memorandum Opinion which, among other things, denied Amoco's motion for partial summary judgment and concluded that the Amoco contracts at issue do not contain the general "favored nations" rights claimed by Amoco. The Court further concluded that EPG's and MOGI's motions for summary judgment, seeking dismissal of Amoco's counterclaim against MOGI, should be granted. Conoco Inc. ("Conoco") asserted claims similar to Amoco's original claims, involving lesser quantities of gas, in a separate Delaware Chancery Court proceeding filed on December 30, 1991, Conoco Inc. v. El Paso Natural Gas Company. In August 1992, the Amoco and Conoco cases were consolidated, MOGI was dismissed as a party, and Amoco and Conoco filed amended pleadings to restate their claims in light of the court's March 4, 1992 ruling. EPG and Conoco concluded a settlement agreement which resulted in dismissal of the Conoco claims. Trial of the Amoco claims concluded on July 15, 1993, and post-trial briefing and oral arguments concluded in early November, 1993. On March 29, 1994, the Court rendered a decision in favor of Amoco. As a result of the Court's decision, EPG will be required to refund to Amoco amounts which at June 30, 1994 were approximately $15 million, plus interest of $4 million. In connection with the Amoco decision, EPG recorded a litigation special charge of approximately $19 million in the first quarter of 1994. Additional briefs have been submitted to the court on the issue of damages, and EPG is awaiting a final order from the trial court. EPG intends to appeal the Court's decision.

     TransAmerican Natural Gas Corporation ("TransAmerican") has filed a complaint in a Texas state court against various parties, including EPG, alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy and violation of state antitrust laws. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is actively defending the matter and has initiated collateral proceedings challenging both the validity of TransAmerican's claims and the jurisdiction of the forum in which they were filed. No discovery has been commenced pending resolution of these threshold issues. Based on information available at this time, management believes that the claims made by TransAmerican have no factual or legal basis and that the ultimate resolution of this matter will not have a materially adverse effect on the Company's financial condition.

     EPG and FERC Enforcement Section, Office of the General Counsel ("Enforcement"), entered into a settlement agreement resolving all issues in Enforcement's investigation of EPG's installation of certain delivery taps. Enforcement asserted that EPG commenced installation of the delivery taps prior to receiving clearances from the appropriate State Historic Preservation Office and the United States Fish and Wildlife Service. FERC approved the settlement agreement on May 13, 1994. In accordance with the agreement, EPG paid total civil penalties of $160,000 in the second quarter of 1994.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

                          EL PASO NATURAL GAS COMPANY

5. ENVIRONMENTAL

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable and when costs can be reasonably estimated. As of June 30, 1994, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of polychlorinated biphenyl ("PCB") contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future PCB remediation costs are estimated to range between $8 million and $15 million over the next four years.

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

     4 -- On December 21, 1993, EPA issued EPG a Notice of Liability for the Colorado School of Mines Research Institute ("CSMRI") site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent approximately 2.4% of the total volumes sent by all the potentially responsible parties. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG is involved in other environmental assessment and remediation activities which include two Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). EPG has entered into a de minimis administrative order on consent with EPA for EPG's share of the environmental remediation costs associated with the CERCLA site in Odessa, Texas. In accordance with the order, EPG will pay total costs of approximately $32,000. Management believes the amount reserved as of June 30, 1994 is sufficient to cover these and other small environmental assessments and remediation activities.

EPG also has potential expenditures of a capital nature for the following environmental projects:

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

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $13 million. The mercury remediation project is expected to be completed by January 1, 1996. EPG will close and retire about 2,500 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately

                          EL PASO NATURAL GAS COMPANY

     $4 million to $10 million to retire these pits. The project is expected to be completed by January 1, 1996. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

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

6. POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS No. 112 as "postemployment benefits"). As of June 30, 1994, the Company's liability for postemployment benefit costs was approximately $8 million. Management expects to seek recovery of these costs through rates and has recorded a regulatory asset equal to the liability.

7. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at June 30, 1994 and December 31, 1993 consisted of the following:

                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Property, plant and equipment, at cost......................  $2,888,234     $2,873,301
    Less accumulated depreciation...............................   1,227,184      1,212,233
                                                                  ----------     ----------
                                                                   1,661,050      1,661,068
    Additional acquisition cost assigned to utility plant,
      net of accumulated amortization...........................     101,712        104,418
                                                                  ----------     ----------
              Property, plant and equipment, net................  $1,762,762     $1,765,486
                                                                   =========      =========

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES

                                                                          SIX MONTHS
                                                                    ----------------------
                                                                     1994           1993
                                                                    -------        -------
                                                                        (IN THOUSANDS)
    Cash Payments
      Interest....................................................  $34,717        $32,106
      Income taxes................................................   35,343         11,607

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operating activities was $119 million for the six months ended June 30, 1994 compared with $150 million for the same period of 1993. The decrease from the previous period was primarily due to higher tax payments and lower accruals for regulatory issues offset by net insurance claims received, collections of EPG's investment in its underground storage facility and timing of working capital receipts and disbursements.

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

     The operating results of MPC for the six months ended June 30, 1994, and the two months ended June 30, 1993, are included in the Consolidated Statement of Income. The income effect of the Company's previously owned 50 percent equity interest in MPC for the first four months of 1993 is included in other-net in the Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993. This pro forma has been prepared for comparative purposes only and does not purport to be indicative of what may have resulted had the acquisition occurred as of that date or of results which may occur in the future.

                                                        SECOND QUARTER 1993      SIX MONTHS 1993
                                                        -------------------      ---------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Operating revenues..................................      $ 224,341             $ 445,188
    Net income..........................................      $  21,406             $  52,532
    Earnings per common share...........................      $    0.56             $    1.41

  Rates and Regulatory Matters

     On January 14, 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction. EPG intends, effective January 1, 1996, to transfer all of its nonjurisdictional gathering and production area facilities to a wholly owned subsidiary of EPG, El Paso Field Services Company. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with a combined horsepower of 40,600 and various treating and processing plants.

     Several producers and other shippers filed protests and requests for a formal hearing of the January 14, 1994 application. The primary issues raised in the protests focus on the extent of competition in EPG's producing basins and the proper functionalization of its facilities. In response to the producer and shipper protests, EPG made a filing on March 15, 1994 asserting that the protests raise issues already settled under EPG's 1993 settlement agreement.

     On May 25, 1994, FERC issued a series of orders which clarified their policy regarding the regulation of gathering facilities. These orders approved the requests of various pipelines to terminate certificates applicable to certain of their respective gathering facilities. Although FERC has stated it will evaluate all applications on a case by case basis, management believes EPG's January 14, 1994 application will be approved.

     EPG's 1993 settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. On March 25, 1994, EPG received a final FERC letter order approving the recovery of $56.7 million of underground storage facility costs. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through June 30, 1994 was $26 million. The outstanding balance at June 30, 1994 and December 31, 1993 was $30 million and $37 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $18 million and $25 million, respectively, is included in other regulatory assets in the Consolidated Balance Sheet.

     MPC filed a service and rate design restructuring plan on November 3, 1992, in compliance with FERC's industry-wide restructuring directives. On March 2, 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan on March 29, 1993.

     Several of MPC's customers filed protests and requests for rehearing of the March 2, 1993 FERC order. The rehearing requests were denied, and FERC approved the amended restructuring plan on July 9, 1993, with an effective date of August 1, 1993. On October 15, 1993, FERC issued an order which denied requests for rehearing of the July 9, 1993 order. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 2, 1993, July 9, 1993 and October 15, 1993 orders. These petitions are currently pending. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

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

     Several customers claimed that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On March 8, 1993, an initial decision from the presiding ALJ was rendered which required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. On June 16, 1994, FERC affirmed the ALJ's initial decision. As a result, EPG will be required to refund approximately $40 million, inclusive of interest, to its customers during the third quarter of 1994. EPG has established reserves for this refund. On July 18, 1994, EPG filed for rehearing of the June 16, 1994 order.

  Gathering and Processing Agreement

     On June 27, 1994, EPG and Meridian Oil Production Inc. ("Meridian") entered into an agreement concerning production from Meridian conventional gas wells located on 1.5 million acres in the San Juan Basin. Under the terms of the agreement, which is retroactive to January 1, 1994, Meridian's gas is committed to flow exclusively through EPG's gathering and processing facilities through February 29, 2000.

  Environmental

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable, and when costs can be reasonably estimated. As of June 30, 1994, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future PCB remediation costs are estimated to range between $8 million and $15 million over the next four years.

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

     4 -- On December 21, 1993, EPA issued EPG a Notice of Liability for the CSMRI site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent approximately 2.4% of the total volumes sent by all the potentially responsible parties. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG is involved in other environmental assessment and remediation activities which include two CERCLA sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). EPG has entered into a de minimis administrative order on consent with EPA for EPG's share of the environmental remediation costs associated with the CERCLA site in Odessa, Texas. In accordance with the order, EPG will pay total costs of approximately $32,000. Management believes the amount reserved as of June 30, 1994 is sufficient to cover these and other small environmental assessments and remediation activities.

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

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $13 million. The mercury remediation project is expected to be completed by January 1, 1996. EPG will close and retire about 2,500 earthen siphon/dehydration pits in the San Juan Basin as recently required by certain environmental regulations. EPG estimates costs of approximately $4 million to $10 million to retire these pits. The project is expected to be completed by January 1, 1996. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

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

  Other

     On August 10, 1994, EPG established with a group of banks a revolving credit facility of $400 million which expires in five years. This credit facility replaced an existing $300 million revolving credit facility.

     In January 1993, EPG experienced flood damage to its pipeline system in the Gila, Arizona area due to heavy rain. Since that time, EPG has been incurring costs for repairs and expects these costs to be reimbursed through its property insurance policies. As of June 30, 1994, EPG has received approximately $10 million of insurance reimbursements and expects to be reimbursed for the remaining costs once all repairs have been completed.

     EPG's largest single contract for interstate capacity to California is its 1,450 million cubic feet per day ("MMcf/d")contract with Southern California Gas Company ("SoCal"), which has a primary term ending August 31, 2006. Pursuant to this contract, SoCal has exercised its option to relinquish 300 MMcf/d of capacity during the first quarter of 1996. EPG is working to offset this future reduction in capacity commitments through new contracts with various natural gas users.

DIVIDENDS

     The following table reflects quarterly dividends declared and paid on EPG's common stock:


DECLARATION DATE     AMOUNT PER SHARE       PAYMENT DATE      TOTAL AMOUNT
- - -----------------    ----------------     ----------------    ------------
                                                              (IN MILLIONS)
October 12, 1993         $ 0.2750         January 4, 1994         $ 10
January 14, 1994         $ 0.3025         April 4, 1994           $ 11
April 15, 1994           $ 0.3025         July 1, 1994            $ 11

     On July 15, 1994, the Board of Directors declared a quarterly dividend of $0.3025 per share on EPG's common stock, payable on October 3, 1994, to shareholders of record on September 9, 1994.

CAPITAL EXPENDITURES

     The Company's planned capital expenditures for 1994 of $210 million are primarily for maintenance of business, system expansion and system enhancement. Capital expenditures for the six months ended June 30, 1994 were $41 million compared to $54 million for the same period of 1993.

     On July 7, 1992, EPG filed an application with FERC, which was amended on November 27, 1992, to expand the delivery capacity of its system in the vicinity of Yuma, Arizona and, through an extension of its system south to San Luis Rio Colorado, Sonora, Mexico. The proposed expansion would provide shippers the opportunity to deliver natural gas to Mexican markets in northern Baja California via new pipeline capacity of 348 MMcf/d. The project cost was approximately $71 million. On June 22, 1994, EPG withdrew the July 7, 1992 application, citing delays in the conversion to natural gas and expansion of the existing Benito Juarez Power Plant in Rosarito, Baja California Norte, Mexico. In withdrawing the pending application, EPG emphasized that it is not abandoning the project. At such time as the Comision Federal de Electricidad, the Mexican government-owned utility, proceeds with its plans for the Benito Juarez Power Plant, EPG may refile its application.

     EPG is a member of a five-company consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Mexico. On December 17, 1992, an award for construction was granted to the consortium by the Comision Federal de Electricidad. On March 16, 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant and to an existing power plant in the same location. The proposed expansion would provide an additional 300 MMcf/d of capacity at a cost of approximately $57 million. On November 29, 1993, FERC issued an order which approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. FERC deferred action on the remainder of the March 16, 1993 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities.

     On December 29, 1993, Pacific Gas & Electric Company ("PG&E"), the California Public Utilities Commission ("CPUC") and SoCal jointly filed a motion with FERC seeking clarification or rehearing of the November 29, 1993 FERC order on the Samalayuca II Power Plant project discussed above.

     On April 1, 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to build a 98 mile pipeline to parallel and loop its existing Havasu Crossover Line. The proposed pipeline would allow for the transfer of 468 MMcf/d of San Juan Basin gas to EPG's south system and would enhance EPG's overall system flexibility to meet market demands. The project is expected to cost approximately $62 million. At the request of several of EPG's customers, FERC held a technical conference on August 11, 1994 with respect to the April 1, 1994 application.

     On June 1, 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to expand its existing system in the San Juan Basin by approximately 300 MMcf/d at a cost of about $26 million. The proposed expansion would accommodate increased volumes and provide markets with enhanced access to San Juan Basin gas supplies. FERC held a technical conference to address the June 1, 1994 application on August 11, 1994.

     The Company plans to construct a new cryogenic natural gas liquids extraction plant in the San Juan Basin. The plant will process 400 MMcf/d and will increase the Company's processing capability in the San Juan Basin to 950 MMcf/d. The project is expected to cost approximately $75 million and is anticipated to be in service by the second quarter of 1996.

     On March 17, 1993, MPC filed an application, which was amended on November 8, 1993 and April 18, 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system. The proposed expansion will extend from MPC's existing east lateral, located near Bakersfield, California, approximately 352 miles northward to the vicinity of Sacramento and the Bay Area near San Francisco. The expansion will also include 56 miles of looping of the existing pipeline along with 207 miles of laterals. The estimated cost of the entire expansion is approximately $500 million. MPC expects to receive its FERC certificate in 1994. Receipt of an acceptable FERC certificate within this time frame would allow the expansion to be put into service by mid-1996.

     On December 16, 1993, FERC held a public conference to examine a jurisdictional question raised by CPUC and PG&E regarding MPC's proposed expansion. The primary issue was whether FERC or CPUC should have jurisdiction over the expansion. Written comments were filed by interested parties on January 10, 1994. On February 15, 1994, FERC issued an order determining that it has exclusive jurisdiction over MPC and its proposed expansion. On March 17, 1994, CPUC, PG&E and other parties filed for rehearing or clarification of FERC's February 15, 1994 order.

     The capital projects discussed above are expected to be financed through internally generated funds and short-term and long-term borrowings.

RESULTS OF OPERATIONS

  Second Quarter 1994 Compared to Second Quarter 1993

     Operating revenues for the second quarter ended June 30, 1994 were $10 million lower than for the same period of 1993. New system rates that became effective January 1, 1994 resulted in lower reservation and lower transportation revenues which decreased operating revenues by $15 million and $5 million, respectively. Lower gas sales volumes, gas sales rates and the 1993 sale of gas in storage decreased operating revenues by $9 million, $4 million and $3 million, respectively. The decrease due to the 1993 sale of gas in storage was offset in operating charges. Lower accruals for regulatory issues, higher production area rates and the consolidation of MPC offset the decrease in operating revenues by $15 million, $6 million and $5 million, respectively.

     Operating charges were $12 million lower for the second quarter ended June 30, 1994 than for the same period of 1993. Lower gas sales volumes and the 1993 sale of gas in storage contributed $9 million and $3 million, respectively, to the decrease in operating charges. The decrease due to the 1993 sale of gas in storage was offset in operating revenues. Operation and maintenance expense decreased $3 million due primarily to lower stock related costs and adjustments to the take-or-pay undercollections accrual. Offsetting the decrease were additional operation and maintenance costs due to the consolidation of MPC.

     EPG's mainline throughput for the quarter ended June 30, 1994 was 313 billion cubic feet ("Bcf") compared to 290 Bcf for the same period of 1993. Deliveries to the California market increased in the 1994 period due to an increase in utility electric generation demand, which resulted from a decrease in the availability of hydroelectric power. Field transportation volumes of 118 Bcf for the second quarter ended June 30, 1994 were relatively unchanged compared to the second quarter ended June 30, 1993 volumes of 119 Bcf.

     Other-net was $5 million higher for the quarter ended June 30, 1994 than for the same period of 1993. Contributing to the 1994 increase were lower accruals for environmental cleanup issues, a note receivable write-off in 1993 and a loss on the disposition of property in 1993. Lower allowance for funds used during construction ("AFUDC") offset the increase in other-net by $2 million.

  Six Months Ended 1994 Compared to Six Months Ended 1993

     Operating revenues for the six months ended June 30, 1994 were $1 million higher than for the same period of 1993. The consolidation of MPC, lower accruals for regulatory issues and higher production area rates contributed $16 million, $25 million and $9 million, respectively, to the increase in operating revenues. New system rates that became effective January 1, 1994 resulted in lower reservation and lower transportation revenues that offset the increase in operating revenues by $14 million and $18 million, respectively. Additionally, lower gas sales volumes, lower transportation volumes and the 1993 sale of gas in storage contributed $9 million, $2 million and $3 million, respectively, to the decrease in operating revenues. The decrease due to the 1993 sale of gas in storage was offset in operating charges.

     Operating charges were $14 million higher for the six months ended June 30, 1994 than for the same period of 1993. The increase in operating charges was due to a litigation special charge of $15 million in connection with the Amoco decision. Higher average cost of gas contributed $17 million to the increase. In addition, depreciation expense increased by $3 million, primarily due to the consolidation of MPC. Lower gas sales volumes and the 1993 sale of gas in storage offset the increase in operating charges by $8 million and $3 million, respectively. The decrease due to the 1993 sale of gas in storage was offset in operating revenues. Additionally, operation and maintenance expense decreased $7 million primarily due to lower stock related costs, lower take-or-pay absorption expense, lower Gas Research Institute expense and adjustments to the take-or-pay undercollections accrual. The consolidation of MPC partially offset the decrease in operation and maintenance expense.

     EPG's mainline throughput for the six months ended June 30, 1994 was 626 Bcf compared to 654 Bcf for the same period of 1993. Deliveries to the California market decreased due to higher storage withdrawals and increased competition partially offset by an increase in utility electric generation demand, which resulted from a decrease in the availability of hydroelectric power. The decrease was also offset by increased deliveries to off-system markets. Field transportation volumes of 237 Bcf for the six months ended June 30, 1994 were relatively unchanged compared to 234 Bcf for the same period ended June 30, 1993.

     Interest and debt expense for the six months ended June 30, 1994 was $4 million higher than for the same period of 1993 due primarily to the consolidation of MPC.

     Other-net was $9 million higher for the six months ended June 30, 1994 than for the same period of 1993. Contributing to the 1994 increase were $14 million related to the recovery of EPG's investment in its underground storage facility and lower accruals for environmental cleanup issues. The increase was offset by interest expense related to the special charge for litigation in connection with the Amoco decision of approximately $4 million and a reduction in partnership earnings due to the consolidation of MPC. Additionally, a decrease in AFUDC offset the increase in other-net by $3 million.

OTHER

     Effective January 1, 1994, the Company adopted SFAS No. 112, which requires companies to account for postemployment benefits. As of June 30, 1994, the Company's liability for postemployment benefit costs was approximately $8 million. Management expects to seek recovery of these costs through rates and has recorded a regulatory asset equal to the liability.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        Continuous Odd-Lot Stock Sales Program

        EPG has made available a Continuous Odd-Lot Stock Sales Program ("Program") in which shareholders of EPG owning beneficially fewer than 100 shares of EPG's common stock ("Odd-lot Holders") are offered a convenient method of disposing of all their shares without incurring the customary brokerage costs associated with the sale of an odd-lot. Only Odd-lot Holders are eligible to participate in the Program. The Program is strictly voluntary and no Odd-lot Holder is obligated to sell pursuant to the Program. A brochure and related materials describing the Program were sent to Odd-lot Holders in February 1994. The Program currently does not have a termination date, but EPG may suspend the Program at any time. Inquiries regarding the Program should be directed to The First National Bank of Boston, the agent for the Program, at 1-800-736-3001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

            10-H     -- Revolving Credit and Competitive Advance Facility Agreement dated as of August 10, 1994 between EPG, Chemical Bank and certain other banks
                        (Form 10-Q, No. 1-2700, filed August 12, 1994).
            11       -- Computation of Earnings Per Common Share

        B. Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EL PASO NATURAL GAS COMPANY
                                                 ---------------------------
                                                        (Registrant)

Date: August 12, 1994                            /s/  H. BRENT AUSTIN
                                                 ---------------------------
                                                      H. Brent Austin
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: August 12, 1994                            /s/  THOMAS E. RICKS
                                                ---------------------------
                                                      Thomas E. Ricks
                                               Vice President, Controller and
                                                  Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
  NUMBER                                  EXHIBIT                                     PAGE
- - ---------                                 -------                                  -----------
   10-H    -- Revolving Credit and Competitive Advance Facility Agreement dated as of August 10, 1994 between EPG, Chemical Bank and certain other banks (Form 10-Q, No. 1-2700, filed August 12, 1994).
    11     -- Computation of Earnings Per Common Share