Form 10-Q
period 1994-09-30
EL PASO NATURAL GAS CO
filed 1994-11-14
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE
        (State or Other Jurisdiction                          74-0608280
      of Incorporation or Organization)          (I.R.S. Employer Identification No.)

           ONE PAUL KAYSER CENTER,
  100 NORTH STANTON STREET, EL PASO, TEXAS                       79901
  (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code  (915) 541-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X       No
                                                  ----        ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                                    OUTSTANDING
    ---------------------------------------------------------------------------------------
    Common Stock, par value $3.00 per share,
      as of October 31, 1994                                              36,502,528 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THIRD QUARTER              NINE MONTHS
                                                  ---------------------     ---------------------
                                                    1994         1993         1994         1993
                                                  --------     --------     --------     --------
Operating revenues............................... $209,424     $245,056     $642,174     $676,579
                                                  --------     --------     --------     --------
Operating charges
  Operation and maintenance......................   75,988       88,703      221,071      240,572
  Natural gas and liquids........................   51,941       76,540      165,312      188,034
  Depreciation and amortization..................   16,277       15,625       48,662       45,036
  Litigation special charge......................       --           --       15,062           --
  Taxes, other than income taxes.................    9,199        8,701       28,653       26,869
                                                  --------     --------     --------     --------
                                                   153,405      189,569      478,760      500,511
                                                  --------     --------     --------     --------
Operating income.................................   56,019       55,487      163,414      176,068
                                                  --------     --------     --------     --------
Other (income) and income deductions
  Interest and debt expense......................   19,280       20,256       58,402       55,546
  Other -- net...................................    1,816        3,074       (4,839)       5,118
                                                  --------     --------     --------     --------
                                                    21,096       23,330       53,563       60,664
                                                  --------     --------     --------     --------
Income before income taxes.......................   34,923       32,157      109,851      115,404
Income taxes.....................................   13,827       13,792       43,629       45,516
                                                  --------     --------     --------     --------
Net income....................................... $ 21,096     $ 18,365     $ 66,222     $ 69,888
                                                  ========     ========     ========     ========
Earnings per common share........................ $   0.58     $   0.49     $   1.80     $   1.87
                                                  ========     ========     ========     ========
Average common shares outstanding................   36,659       37,340       36,795       37,281
                                                  ========     ========     ========     ========
Dividends declared per common share.............. $ 0.3025     $ 0.2750     $ 0.9075     $ 0.8250
                                                  ========     ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                     ASSETS


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1994            1993
                                                                     ----------     ------------
Current assets
  Cash and temporary cash investments..............................  $   14,519      $       --
  Accounts and notes receivable, net...............................     105,490         133,437
  Materials and supplies inventory.................................      36,477          34,665
  Take-or-pay buy-outs, buy-downs and prepayments, net.............      33,858          34,019
  Other regulatory assets..........................................      12,000          12,000
  Deferred income tax benefit......................................      38,350          44,141
  Costs recoverable through insurance..............................       8,007          23,260
  Other............................................................      10,836          22,490
                                                                     ----------     -----------
          Total current assets.....................................     259,537         304,012
                                                                     ----------     -----------

Property, plant and equipment, net.................................   1,789,986       1,765,486
Take-or-pay buy-outs, buy-downs and prepayments, net...............      22,210          48,106
Other regulatory assets............................................      63,137          62,249
Other..............................................................      87,281          89,810
                                                                     ----------     -----------
                                                                      1,962,614       1,965,651
                                                                     ----------     -----------
          Total assets.............................................  $2,222,151      $2,269,663
                                                                     ==========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.................................................  $  187,650      $  199,883
  Commercial paper.................................................      29,986           1,300
  Take-or-pay financing liability..................................      39,878          40,125
  Accrual for regulatory issues....................................       1,376          47,263
  Current maturities of long-term debt.............................       6,824           6,184
  Other............................................................      72,032          61,709
                                                                     ----------     -----------
          Total current liabilities................................     337,746         356,464
                                                                     ----------     -----------

Long-term debt, less current maturities............................     779,066         795,783
Deferred income taxes, less current portion........................     300,063         298,080
Take-or-pay financing liability, less current portion..............       6,722          40,383
Deferred credits...................................................      34,716          25,540
Other liabilities..................................................      35,488          45,865
                                                                     ----------     -----------
                                                                      1,156,055       1,205,651
                                                                     ----------     -----------
Commitments and contingent liabilities (See Notes 3, 4, and 5)

Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,351 shares and 37,350 shares........................     112,052         112,051
  Additional paid-in capital.......................................     454,694         455,496
  Retained earnings................................................     189,959         157,506
  Less: Treasury stock (at cost) 828 shares and 486 shares.........      28,355          17,505
                                                                     ----------     -----------
          Total stockholders' equity...............................     728,350         707,548
                                                                     ----------     -----------
          Total liabilities and stockholders' equity...............  $2,222,151      $2,269,663
                                                                     ==========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
Cash flows from operating activities
  Net income.......................................................  $ 66,222         $ 69,888
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization.................................    48,662           45,036
     Deferred income taxes.........................................    26,860           27,569
     Net take-or-pay recoveries....................................    23,722           38,913
     Net costs recovered (recoverable) through insurance...........    15,253          (19,753)
     Other working capital changes
       Accounts and notes receivable...............................    27,022           24,438
       Materials and supplies inventory............................    (1,812)          10,860
       Other current assets........................................    10,482           11,889
       Accounts payable............................................    (4,485)         (23,123)
       Accrual for regulatory issues...............................   (33,527)          42,103
       Other current liabilities...................................    (5,506)          (2,797)
     Other.........................................................    (6,741)           7,888
                                                                     --------         --------
          Net cash provided by operating activities................   166,152          232,911
                                                                     --------         --------
Cash flows from investing activities
  Capital expenditures.............................................   (79,068)        (107,465)
  Mojave acquisition...............................................        --          (35,695)
  Proceeds from property dispositions..............................     4,060            1,396
  Other............................................................   (14,214)          (3,852)
                                                                     --------         --------
          Net cash used in investing activities....................   (89,222)        (145,616)
                                                                     --------         --------
Cash flows from financing activities
  Proceeds from reissuance of treasury stock.......................     1,182            3,586
  Long-term debt retirements.......................................   (16,174)          (2,871)
  Net commercial paper borrowings..................................    28,686               --
  Repayment of volumetric take-or-pay receivable...................   (33,908)         (29,014)
  Acquisition of treasury stock....................................   (12,634)          (3,146)
  Dividends paid...................................................   (32,420)         (29,665)
  Other............................................................     2,857            8,678
                                                                     --------         --------
          Net cash used in financing activities....................   (62,411)         (52,432)
                                                                     --------         --------
Increase in cash and temporary cash investments....................    14,519           34,863
Cash and temporary cash investments
          Beginning of period......................................        --           48,638
                                                                     --------         --------
          End of period............................................  $ 14,519         $ 83,501
                                                                     ========         ========

          See accompanying Notes to Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1993 Annual Report on Form 10-K for El Paso Natural Gas Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. As used herein, "Company" refers to El Paso Natural Gas Company and its subsidiaries and "EPG" refers to El Paso Natural Gas Company, unless the context otherwise requires. The financial statements for the periods presented are unaudited, condensed, and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. ACQUISITION

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp. ("Enron"), that subsidiary's 50 percent interest in Mojave Pipeline Company ("MPC"), a general partnership, for approximately $40 million in cash, representing the approximate book value of the investment. The acquisition, which was funded by internally generated cash flow, gives the Company 100 percent ownership of MPC. The acquisition was accounted for using the purchase method.

     The operating results of MPC for the nine months ended September 30, 1994 and the five months ended September 30, 1993, are included in the Consolidated Statement of Income. The income effect of the Company's previously owned 50 percent equity interest in MPC for the first four months of 1993 is included in other-net in the Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993. This pro forma summary has been prepared for comparative purposes only and does not purport to be indicative of what may have resulted had the acquisition occurred as of that date or of results which may occur in the future.

                                                                           NINE MONTHS 1993
                                                                         ---------------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNT)
    Operating revenues.................................................        $ 690,244
    Net income.........................................................        $  71,126
    Earnings per common share..........................................        $    1.91

3. RATES AND REGULATORY MATTERS

     On January 14, 1994, EPG filed an application with the Federal Energy Regulatory Commission ("FERC") seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer the facilities which are subject to the January 14, 1994 application together with its nonjurisdictional gathering and production area facilities to El Paso Field Services Company ("EPFS"), a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with an aggregate installed horsepower of 40,600, and various treating and processing plants.

                          EL PASO NATURAL GAS COMPANY

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

     On May 27, 1994, FERC issued a series of orders which clarified the policy regarding the regulation of gathering facilities. Under the policy announced in these orders, FERC will not have any authority to regulate the rates, terms, and conditions that apply to service through gathering facilities owned by an affiliate of a pipeline, except where the gatherer acts in concert with its pipeline affiliate to frustrate FERC's effective regulation over interstate transportation services. Although FERC has stated it will evaluate all applications on a case by case basis, management believes EPG's January 14, 1994 application will be approved.

     EPG's 1993 settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. On March 25, 1994, EPG received a final FERC letter order approving the recovery of $56.7 million of underground storage facility costs. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through September 30, 1994 was $29 million. The outstanding balance at September 30, 1994 and December 31, 1993 was $27 million and $37 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $15 million and $25 million, respectively, is included in other regulatory assets in the Consolidated Balance Sheet.

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

     Several customers claimed that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On June 16, 1994, FERC affirmed a decision of an Administrative Law Judge ("ALJ") which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million,

                          EL PASO NATURAL GAS COMPANY
inclusive of interest, to its customers on September 30, 1994. On July 18, 1994, EPG filed for rehearing of the June 16, 1994 order. On November 3, 1994, FERC issued an order which denied EPG's request for rehearing. EPG intends to appeal the FERC order.

4. LEGAL PROCEEDINGS

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in Delaware Chancery Court on May 8, 1991, Amoco Production Company ("Amoco") alleged breaches by EPG and a then affiliated company, Meridian Oil Gathering Inc. ("MOGI"), of certain gas purchase, gathering, and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Amoco alleged breach of "favored nations" contractual provisions regarding services to be performed by EPG, including those relating to transportation capacity and rates, and sought a court order requiring specific performance by EPG and MOGI with respect to future transportation services and an award of monetary damages of an undetermined amount for alleged past breaches of contract. On March 4, 1992, the Court issued a Memorandum Opinion which, among other things, denied Amoco's motion for partial summary judgment and concluded that the Amoco contracts at issue do not contain the general "favored nations" rights claimed by Amoco. The Court further concluded that EPG's and MOGI's motions for summary judgment, seeking dismissal of Amoco's counterclaim against MOGI, should be granted. Conoco Inc. ("Conoco") asserted claims similar to Amoco's original claims, involving lesser quantities of gas, in a separate Delaware Chancery Court proceeding filed on December 30, 1991, Conoco Inc. v. El Paso Natural Gas Company. In August 1992, the Amoco and Conoco cases were consolidated, MOGI was dismissed as a party, and Amoco and Conoco filed amended pleadings to restate their claims in light of the court's March 4, 1992 ruling. EPG and Conoco concluded a settlement agreement which resulted in dismissal of the Conoco claims. Trial of the Amoco claims concluded on July 15, 1993, and post-trial briefing and oral arguments concluded in early November, 1993. On March 29, 1994, the Court rendered a decision in favor of Amoco. As a result of the Court's decision, EPG will be required to refund to Amoco amounts which at September 30, 1994 were approximately $15 million, plus interest of $4 million. In connection with the Amoco decision, EPG recorded a litigation special charge of approximately $19 million in the first quarter of 1994. Additional briefs have been submitted to the court on the issue of damages, and EPG is awaiting a final order from the trial court. EPG intends to appeal the Court's decision.

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

     The United States Department of Justice ("Justice Department") is conducting an investigation of natural gas meter sales and installation practices in the San Juan Basin. The Company is cooperating fully in this investigation and believes that any concerns or recommendations of the Justice Department can be addressed with no adverse impact on the Company's financial condition or results of operations.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

                          EL PASO NATURAL GAS COMPANY

5. ENVIRONMENTAL

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable and when costs can be reasonably estimated. As of September 30, 1994, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

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

     4 -- On December 21, 1993, EPA issued EPG a Notice of Liability for the Colorado School of Mines Research Institute ("CSMRI") site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent less than three percent of the total volumes sent by all the potentially responsible parties ("PRPs"). Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG is involved in other environmental assessment and remediation activities which include two Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). EPA's Record of Decision for the Fountain Inn, South Carolina site will be issued early in 1995. EPG and the other PRPs are likely to be requested to implement site remediation which is estimated to cost between $200,000 and $1.3 million. The allocation of these costs between EPG and the other PRPs is unresolved at this time. EPG has entered into a de minimis administrative order on consent with EPA for EPG's share of the environmental remediation costs associated with the CERCLA site in Odessa, Texas. In accordance with the order, EPG will pay total costs of approximately $32,000 in the fourth quarter of 1994. The current owner of the Etowah, Tennessee facility has requested compensation for remediation expenses from EPG and one other PRP. These costs are estimated to be approximately $1.5 million. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the alleged costs.

     Management believes the amount reserved as of September 30, 1994 is sufficient to cover these and other small environmental assessments and remediation activities.

EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed the Clean Air Act Amendments of 1990 ("CAAA"), and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of nitrogen oxides ("NOx") in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and (iii) enhanced monitoring of air emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million to $27 million will be spent from 1995 through 1997. However,

                          EL PASO NATURAL GAS COMPANY

     EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $13 million. The mercury remediation project is expected to be completed by January 1, 1996. EPG will close and retire about 1,500 earthen siphon/dehydration pits in the San Juan Basin as required by certain environmental regulations. EPG estimates costs of approximately $4 million to $10 million to retire these pits. The project is expected to be completed by January 1, 1996. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for clean up costs associated with a site in Elizabethton, Tennessee. The State and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other PRPs. Since testing is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

6. POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS No. 112 as "postemployment benefits"). The Company has recorded a liability for postemployment benefit costs of approximately $8 million to reflect the initial adoption of SFAS No. 112. Management expects to seek recovery of the $8 million through rates and has recorded a regulatory asset equal to that amount.

7. FINANCING TRANSACTIONS

     On August 10, 1994, EPG established with a group of banks a revolving credit facility of $400 million which expires in five years. This credit facility replaced an existing $300 million revolving credit facility.

     EPG filed a shelf registration statement on August 19, 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. As of September 30, 1994, there had been no securities issued under this registration statement.

8. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at September 30, 1994 and December 31, 1993 consisted of the following:

                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Property, plant and equipment, at cost......................  $2,923,017     $2,873,301
    Less accumulated depreciation...............................   1,233,390      1,212,233
                                                                  ----------     ----------
                                                                   1,689,627      1,661,068
    Additional acquisition cost assigned to utility plant,
      net of accumulated amortization...........................     100,359        104,418
                                                                  ----------     ----------
              Property, plant and equipment, net................  $1,789,986     $1,765,486
                                                                  ==========     ==========

                          EL PASO NATURAL GAS COMPANY

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES

                                                                         NINE MONTHS
                                                                    ----------------------
                                                                     1994           1993
                                                                    -------        -------
                                                                        (IN THOUSANDS)
    Cash Payments
      Interest....................................................  $65,671        $62,448
      Income taxes, net of refunds................................  $25,528        $15,778

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operating activities was $166 million for the nine months ended September 30, 1994 compared with $233 million for the same period of 1993. The decrease from the previous period was primarily due to lower accruals for regulatory issues, take-or-pay refunds to customers, and higher net tax payments, partially offset by net insurance claims received, collections of EPG's investment in its underground storage facility, and timing of working capital receipts and disbursements.

  Financing Transactions

     On August 10, 1994, EPG established with a group of banks a revolving credit facility of $400 million which expires in five years. This credit facility replaced an existing $300 million revolving credit facility.

     EPG filed a shelf registration statement on August 19, 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. As of September 30, 1994, there had been no securities issued under this registration statement.

  Acquisition

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron, that subsidiary's 50 percent interest in MPC, a general partnership, for approximately $40 million in cash, representing the approximate book value of the investment. The acquisition, which was funded by internally generated cash flow, gives the Company 100 percent ownership of MPC. The acquisition was accounted for using the purchase method.

     The operating results of MPC for the nine months ended September 30, 1994, and the five months ended September 30, 1993, are included in the Consolidated Statement of Income. The income effect of the Company's previously owned 50 percent equity interest in MPC for the first four months of 1993 is included in other-net in the Consolidated Statement of Income.

     The following pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1993. This pro forma summary has been prepared for comparative purposes only and does not purport to be indicative of what may have resulted had the acquisition occurred as of that date or of results which may occur in the future.

                                                                           NINE MONTHS 1993
                                                                         ---------------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNT)
    Operating revenues...................................................       $ 690,244
    Net income...........................................................       $  71,126
    Earnings per common share............................................       $    1.91

  Rates and Regulatory Matters

     On January 14, 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and production area facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer the facilities which are subject to the January 14, 1994 application together with its nonjurisdictional gathering and production area facilities to EPFS, a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with an aggregate installed horsepower of 40,600, and various treating and processing plants.

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

     On May 27, 1994, FERC issued a series of orders which clarified the policy regarding the regulation of gathering facilities. Under the policy announced in these orders, FERC will not have any authority to regulate the rates, terms, and conditions that apply to service through gathering facilities owned by an affiliate of a pipeline, except where the gatherer acts in concert with its pipeline affiliate to frustrate FERC's effective regulation over interstate transportation services. Although FERC has stated it will evaluate all applications on a case by case basis, management believes EPG's January 14, 1994 application will be approved.

     EPG's 1993 settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $56.7 million plus interest accruing beginning February 1, 1993 at the FERC allowed rate, which approximates the prime rate. On March 25, 1994, EPG received a final FERC letter order approving the recovery of $56.7 million of underground storage facility costs. This is being recovered by a demand charge mechanism over the period from October 1, 1993 through December 31, 1996. The amount recovered through September 30, 1994 was $29 million. The outstanding balance at September 30, 1994 and December 31, 1993 was $27 million and $37 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $15 million and $25 million, respectively, is included in other regulatory assets in the Consolidated Balance Sheet.

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

     Several customers claimed that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. On June 16, 1994, FERC affirmed a decision of an ALJ which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers on September 30, 1994. On July 18, 1994, EPG filed for rehearing of the June 16, 1994 order. On November 3, 1994, FERC issued an order which denied EPG's request for rehearing. EPG intends to appeal the FERC order.

  Gathering and Processing Agreement

     On June 27, 1994, EPG and Meridian Oil Production Inc. ("Meridian") entered into an agreement concerning production from Meridian's conventional gas wells located on approximately 1.5 million acres in the San Juan Basin. Under the terms of the agreement, Meridian's gas is committed to flow exclusively through EPG's gathering and processing facilities from May 1, 1994 through February 29, 2000. The agreement provides for new rates for gathering and processing of natural gas liquids effective January 1, 1994 through February 29, 2000.

  Environmental

     Accruals for environmental compliance costs are established when environmental assessments and/or remediation are probable, and when costs can be reasonably estimated. As of September 30, 1994, EPG had a reserve of $38 million for the following environmental contingencies with income statement impact:

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

     4 -- On December 21, 1993, EPA issued EPG a Notice of Liability for the CSMRI site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent less than three percent of the total volumes sent by all PRPs. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG is involved in other environmental assessment and remediation activities which include two CERCLA sites (Fountain Inn, South Carolina and Odessa, Texas) and one state Superfund site (Etowah, Tennessee). EPA's Record of Decision for the Fountain Inn, South Carolina site will be issued early in 1995. EPG and the other PRPs are likely to be requested to implement site remediation which is estimated to cost between $200,000 and $1.3 million. The allocation of these costs between EPG and the other PRPs is unresolved at this time. EPG has entered into a de minimis administrative order on consent with EPA for EPG's share of the environmental remediation costs associated with the CERCLA site in Odessa, Texas. In accordance with the order, EPG will pay total costs of approximately $32,000 in the fourth quarter of 1994. The current owner of the Etowah, Tennessee facility has requested compensation for remediation expenses from EPG and one other PRP. These costs are estimated to be approximately $1.5 million. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the alleged costs.

     Management believes the amount reserved as of September 30, 1994 is sufficient to cover these and other small environmental assessments and remediation activities.

EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed CAAA, and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of NOx in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and
     (iii) enhanced monitoring of air emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million to $27 million will be spent from 1995 through 1997. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with dry flow devices. The remaining remediation costs are estimated to be between $8 million and $13 million. The mercury remediation project is expected to be completed by January 1, 1996. EPG will close and retire about 1,500 earthen siphon/dehydration pits in the San Juan

     Basin as required by certain environmental regulations. EPG estimates costs of approximately $4 million to $10 million to retire these pits. The project is expected to be completed by January 1, 1996. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for clean up costs associated with a site in Elizabethton, Tennessee. The State and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other PRPs. Since testing is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

  Other

     In January 1993, EPG experienced flood damage to its pipeline system in the Gila, Arizona area due to heavy rain. Since that time, EPG has been incurring costs for repairs and as of September 30, 1994, has received approximately $15 million of insurance reimbursements. In October 1994, EPG reached a settlement with its insurance carriers to recover substantially all of the costs remaining at September 30, 1994. This insurance reimbursement will be received in the fourth quarter of 1994.

     EPG's largest single contract for interstate capacity to California is its 1,450 million cubic feet per day ("MMcf/d") contract with Southern California Gas Company ("SoCal"), which has a primary term ending August 31, 2006. Pursuant to this contract, SoCal has exercised its option to relinquish 300 MMcf/d of capacity during the first quarter of 1996. EPG is working to offset this future reduction in capacity commitments through new contracts with various natural gas users.

     The Company plans to enter into a long-term agreement to lease a cryogenic natural gas liquids extraction plant to be constructed in the San Juan Basin. The plant will process up to 600 MMcf/d and will increase the Company's processing capability in the San Juan Basin up to 1,150 MMcf/d. The project is expected to cost up to $85 million and is anticipated to be in service by the second quarter of 1996.

DIVIDENDS

     The following table reflects quarterly dividends declared and paid on EPG's common stock:


DECLARATION DATE     AMOUNT PER SHARE       PAYMENT DATE      TOTAL AMOUNT
- -----------------    ----------------     ----------------    ------------
                                                             (IN MILLIONS)
October 12, 1993         $ 0.2750         January 4, 1994         $ 10
January 14, 1994         $ 0.3025         April 4, 1994           $ 11
April 15, 1994           $ 0.3025         July 1, 1994            $ 11
July 15, 1994            $ 0.3025         October 3, 1994         $ 11

     On October 13, 1994, the Board of Directors declared a quarterly dividend of $0.3025 per share on EPG's common stock, payable on January 3, 1995, to shareholders of record on December 9, 1994.

     On November 2, 1994, EPG's Board of Directors authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG employee stock option plans and for other corporate purposes. This new authorization is in addition to a two million share authorization received in October 1992. As of November 2, 1994, approximately 253,000 shares remain to be purchased under the October 1992 authorization.

CAPITAL EXPENDITURES

     The Company's estimated capital expenditures for 1994 of $170 million are primarily for maintenance of business, system expansion and system enhancement. Capital expenditures for the nine months ended September 30, 1994 were $79 million compared to $108 million for the same period of 1993. Capital expenditures are lower due primarily to the completion of various system enhancements and maintenance projects in 1993.

     On July 7, 1992, EPG filed an application with FERC, which was amended on November 27, 1992, to expand the delivery capacity of its system in the vicinity of Yuma, Arizona and, through an extension of its system south to San Luis Rio Colorado, Sonora, Mexico. The proposed expansion would have provided shippers the opportunity to deliver natural gas to Mexican markets in northern Baja California via new pipeline capacity of 348 MMcf/d. The project cost was approximately $71 million. On June 22, 1994, EPG withdrew the July 7, 1992 application, citing delays in the conversion to natural gas and expansion of the existing Benito Juarez Power Plant in Rosarito, Baja California Norte, Mexico. In withdrawing the pending application, EPG emphasized that it is not abandoning the project. At such time as the Comision Federal de Electricidad ("CFE"), the Mexican government-owned utility, proceeds with its plans for the Benito Juarez Power Plant, EPG may refile its application.

     EPG is a member of a consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Mexico. On December 17, 1992, an award for construction was granted to the consortium by CFE. In August 1994, EPG increased its prospective ownership interest in the Samalayuca II Power Plant from 10 percent to 20 percent. CFE and the consortium signed a trust agreement on August 23, 1994. Additional annexes to the trust agreement are currently being negotiated with CFE. The trust agreement, together with the annexes, will form the basis for seeking international financing for the Samalayuca II Power Plant project.

     On March 16, 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant and to an existing power plant in the same location. The proposed expansion would provide an additional 300 MMcf/d of capacity at a cost of approximately $57 million. On November 29, 1993, FERC issued an order which approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. FERC deferred action on the remainder of the March 16, 1993 filing until EPG demonstrates that it has long-term executed contracts or binding precedent agreements for a substantial amount of the firm capacity of the proposed facilities. EPG must provide the contracts or agreements by January 1995. Otherwise, FERC may dismiss the March 16, 1993 application. On December 29, 1993, Pacific Gas & Electric Company ("PG&E"), the California Public Utilities Commission ("CPUC") and SoCal jointly filed a motion with FERC seeking clarification or rehearing of the November 29, 1993 FERC order on the Samalayuca II Power Plant project discussed above.

     On April 1, 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to build a 98 mile pipeline to parallel and loop its existing Havasu Crossover Line. The proposed pipeline would allow for the transfer of 468 MMcf/d of San Juan Basin gas to EPG's south system and would enhance EPG's overall system flexibility to meet market demands. The project is expected to cost approximately $62 million. At the request of several of EPG's customers, FERC held a technical conference on August 11, 1994 with respect to the April 1, 1994 application. The application is currently pending before FERC.

     On June 1, 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to expand its existing system in the San Juan Basin by approximately 300 MMcf/d at a cost of about $26 million. The proposed expansion would accommodate increased volumes and provide markets with enhanced access to San Juan Basin gas supplies. FERC held a technical conference to address the June 1, 1994 application on August 11, 1994. The application is currently pending before FERC.

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

     On December 16, 1993, FERC held a public conference to examine a jurisdictional question raised by CPUC and PG&E regarding MPC's proposed expansion. The primary issue was whether FERC or CPUC should have jurisdiction over the expansion. Written comments were filed by interested parties on January 10, 1994. On February 15, 1994, FERC issued an order determining that it has exclusive jurisdiction over MPC and its proposed expansion. On March 17, 1994, CPUC, PG&E and other parties filed for rehearing or clarification of FERC's February 15, 1994 order. The petitions for rehearing and/or clarification are pending action by FERC.

     On November 9, 1994, FERC unanimously approved an order granting MPC a Preliminary Determination, subject to possible later modification, issuing the requested certificate of public convenience and necessity for the proposed expansion. FERC indicated that it is requesting certain further information from the parties to determine whether PG&E, which is currently the sole gas supplier in the region to be served by the expansion project, is entitled to any compensation from MPC and/or EPG. MPC expects to receive a final FERC certificate in the second quarter of 1995. Receipt of an acceptable FERC certificate within this time frame would allow the expansion to be put into service by mid-1996.

     The capital projects discussed above are expected to be financed through internally generated funds and short-term and long-term borrowings.

RESULTS OF OPERATIONS

  Third Quarter 1994 Compared to Third Quarter 1993

     Operating revenues for the third quarter ended September 30, 1994 were $36 million lower than for the same period of 1993. New system rates that became effective January 1, 1994, resulted in lower reservation and lower transportation revenues which decreased operating revenues by $16 million and $5 million, respectively. Lower gas sales volumes, lower gas sales rates, and the 1993 sale of gas in storage contributed $15 million, $9 million, and $11 million, respectively, to the decrease in operating revenues. The decrease due to the 1993 sale of gas in storage is offset in operating charges. Lower accruals for regulatory issues and higher production area rates offset the decrease in operating revenues by $16 million and $4 million, respectively.

     Operating charges were $36 million lower for the third quarter ended September 30, 1994 than for the same period of 1993. Lower gas sales volumes and the 1993 sale of gas in storage contributed $14 million and $11 million, respectively, to the decrease in operating charges. The decrease due to the 1993 sale of gas in storage is offset in operating revenues. Operation and maintenance expense was $13 million lower due primarily to a 1993 litigation settlement, lower stock related costs, lower environmental clean-up expenses, and adjustments to the take-or-pay undercollections accrual. Partially offsetting the decrease was additional operation and maintenance costs due to the consolidation of MPC.

     EPG's mainline throughput for the quarter ended September 30, 1994, was 338 billion cubic feet ("Bcf") compared to 312 Bcf for the same period of 1993. East-of-California deliveries increased primarily due to warmer weather in 1994. Deliveries to the California market increased due to an increase in utility electric generation demand, which resulted from higher temperatures and a decrease in the availability of hydroelectric power in 1994. Field transportation volumes of 118 Bcf for the third quarter ended September 30, 1994 were relatively unchanged compared to the third quarter ended September 30, 1993 volumes of 119 Bcf.

     Other-net was $1 million lower for the quarter ended September 30, 1994 than for the same period of 1993. Contributing to the decrease were lower environmental clean-up expenses and lower interest expense on tax adjustments. The decrease in other-net was partially offset by lower allowance for funds used during construction ("AFUDC").

  Nine Months Ended 1994 Compared to Nine Months Ended 1993

     Operating revenues for the nine months ended September 30, 1994 were $34 million lower than for the same period of 1993. New system rates that became effective January 1, 1994, resulted in lower reservation and lower transportation revenues of $30 million and $24 million, respectively. Additionally, lower gas sales volumes, lower gas sales rates, and the 1993 sale of gas in storage contributed $24 million, $9 million, and $13 million, respectively, to the decrease in operating revenues. The decrease due to the 1993 sale of gas in storage is offset in operating charges. Lower accruals for regulatory issues, the consolidation of MPC, and higher production area rates offset the decrease in operating revenues by $40 million, $17 million, and $13 million, respectively.

     Operating charges were $22 million lower for the nine months ended September 30, 1994 than for the same period of 1993. Lower gas sales volumes and the 1993 sale of gas in storage contributed $22 million and $13 million, respectively, to the decrease in operating charges. The decrease due to the 1993 sale of gas in storage is offset in operating revenues. Additionally, operation and maintenance expense was $20 million lower primarily due to a 1993 litigation settlement, lower stock related costs, lower environmental clean-up expenses, lower take-or-pay absorption expense, and adjustments to the take-or-pay undercollections accrual. The consolidation of MPC partially offset the decrease in operation and maintenance expense. Higher average cost of gas and a litigation special charge related to the Amoco decision offset the decrease in operating charges by $17 million and $15 million, respectively. An increase in depreciation expense, primarily due to the consolidation of MPC, also offset the decrease in operating charges.

     EPG's mainline throughput for the nine months ended September 30, 1994 was 965 Bcf compared to 966 Bcf for the same period of 1993. Deliveries to the California market decreased due to higher storage withdrawals and increased competition. This decrease was partially offset by an increase in utility electric generation demand, which resulted from a decrease in the availability of hydroelectric power. The decrease in mainline throughput was also offset by increased deliveries to off-system and East-of-California markets. Field transportation volumes of 355 Bcf for the nine months ended September 30, 1994 were relatively unchanged compared to the year ago volumes for the same period.

     Interest and debt expense for the nine months ended September 30, 1994, was $3 million higher than for the same period of 1993 due primarily to the consolidation of MPC.

     Other-net was $10 million higher for the nine months ended September 30, 1994, than for the same period of 1993. Contributing to the higher other income in 1994 were $14 million related to the recovery of EPG's investment in its underground storage facility and lower environmental clean-up expenses. The increase in other income was partially offset by interest expense related to the special charge for litigation in connection with the Amoco decision of approximately $4 million, a reduction in partnership earnings due to the consolidation of MPC, and a decrease in AFUDC.

OTHER

     Effective January 1, 1994, the Company adopted SFAS No. 112, which requires companies to account for postemployment benefits. The Company has recorded a liability for postemployment benefit costs of approximately $8 million to reflect the initial adoption of SFAS No. 112. Management expects to seek recovery of the $8 million through rates and has recorded a regulatory asset equal to that amount.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

            10.H     -- Revolving Credit and Competitive Advance Facility Agreement dated as of August 10, 1994 between EPG, Chemical Bank and certain other banks.

            10.N.1   -- Amendment No. 2 to the El Paso Natural Gas Company's Supplemental
                        Benefits Plan, effective July 11, 1994.

            10.Q.1   -- First Amendment to the El Paso Natural Gas Company's Retirement
                        Income Plan for Directors, effective October 13, 1994.

            11       -- Computation of Earnings Per Common Share

            27       -- Financial Data Schedule

        B. Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EL PASO NATURAL GAS COMPANY
                                                        (Registrant)

Date: November 11, 1994                          /s/  H. BRENT AUSTIN
                                                      H. Brent Austin
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: November 11, 1994                          /s/  THOMAS E. RICKS
                                                      Thomas E. Ricks
                                               Vice President, Controller and
                                                  Chief Accounting Officer

                                                       EXHIBIT INDEX

       EXHIBIT
       NUMBER                                        EXHIBIT
       -------                                       -------
       10.H          -- Revolving Credit and Competitive Advance Facility Agreement dated as of August 10, 1994 between EPG, Chemical Bank and certain other banks.
       10.N.1        -- Amendment No. 2 to the El Paso Natural Gas Company's Supplemental
                        Benefits Plan, effective July 11, 1994.
       10.Q.1        -- First Amendment to the El Paso Natural Gas Company's Retirement
                        Income Plan for Directors, effective October 13, 1994.
       11            -- Computation of Earnings Per Common Share
       27            -- Financial Data Schedule