Form 10-Q
period 1995-03-31
EL PASO NATURAL GAS CO
filed 1995-04-28
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE
        (State or Other Jurisdiction                          74-0608280
      of Incorporation or Organization)          (I.R.S. Employer Identification No.)


           ONE PAUL KAYSER CENTER,
  100 NORTH STANTON STREET, EL PASO, TEXAS                       79901
  (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code  (915) 541-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                                                    OUTSTANDING
                   -----                                                    -----------
    Common Stock, par value $3.00 per share,
      as of April 25, 1995                                                35,023,339 shares

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             FIRST QUARTER
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Operating revenues...................................................... $204,131     $221,945
                                                                         --------     --------
Operating charges
  Operation and maintenance.............................................   77,366       69,840
  Natural gas and liquids...............................................   43,225       62,960
  Depreciation, depletion, and amortization.............................   16,805       16,229
  Litigation special charge.............................................       --       15,062
  Taxes, other than income taxes........................................   10,522       10,057
                                                                         --------     --------
                                                                          147,918      174,148
                                                                         --------     --------
Operating income........................................................   56,213       47,797
                                                                         --------     --------
Other (income) and income deductions
  Interest and debt expense.............................................   21,066       19,715
  Other -- net..........................................................   (1,378)      (6,624)
                                                                         --------     --------
                                                                           19,688       13,091
                                                                         --------     --------
Income before income taxes..............................................   36,525       34,706
Income taxes............................................................   14,555       13,591
                                                                         --------     --------
Net income.............................................................. $ 21,970     $ 21,115
                                                                         ========     ========
Earnings per common share............................................... $    .62     $    .57
                                                                         ========     ========
Average common shares outstanding.......................................   35,156       36,892
                                                                         ========     ========
Dividends declared per common share..................................... $  .3300     $  .3025
                                                                         ========     ========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                      MARCH 31,
                                                                         1995         DECEMBER 31,
                                                                     (UNAUDITED)          1994
                                                                     ------------     ------------
Current assets
  Cash and temporary investments...................................   $   37,634       $   27,636
  Accounts and notes receivable, net...............................       97,232          131,650
  Materials and supplies inventory.................................       35,091           34,666
  Take-or-pay buy-outs, buy-downs, and prepayments, net............       34,103           33,356
  Other regulatory assets..........................................       12,000           12,000
  Deferred income tax benefit......................................       35,968           41,257
  Other............................................................       28,483           18,594
                                                                     -----------      -----------
          Total current assets.....................................      280,511          299,159
                                                                     -----------      -----------

Property, plant, and equipment, net................................    1,872,086        1,865,897
Take-or-pay buy-outs, buy-downs, and prepayments, net..............        4,260           14,502
Other regulatory assets............................................       57,020           59,021
Other..............................................................       89,926           93,192
                                                                     -----------      -----------
                                                                       2,023,292        2,032,612
                                                                     -----------      -----------
          Total assets.............................................   $2,303,803       $2,331,771
                                                                     ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.................................................   $  162,550       $  229,356
  Commercial paper.................................................      167,900          106,800
  Take-or-pay financing liability..................................       26,900           36,700
  Current maturities on long-term debt.............................        7,170            6,824
  Other............................................................       64,018           72,375
                                                                     -----------      -----------
          Total current liabilities................................      428,538          452,055
                                                                     -----------      -----------

Long-term debt, less current maturities............................      775,462          779,097
Deferred income taxes, less current portion........................      308,201          304,918
Deferred credits...................................................       39,190           40,325
Other..............................................................       46,894           45,740
                                                                     -----------      -----------
                                                                       1,169,747        1,170,080
                                                                     -----------      -----------
Commitments and contingent liabilities (See Notes 2, 3, 4, and 5)

Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,351 shares..........................................      112,053          112,053
  Additional paid-in capital.......................................      454,705          454,705
  Retained earnings................................................      212,894          202,558
  Less: Treasury stock (at cost) 2,278 and 1,799 shares............       74,134           59,680
                                                                     -----------      -----------
          Total stockholders' equity...............................      705,518          709,636
                                                                     -----------      -----------
          Total liabilities and stockholders' equity...............   $2,303,803       $2,331,771
                                                                     ===========      ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FIRST QUARTER
                                                                     -------------------------
                                                                       1995             1994
                                                                     --------         --------
Cash flows from operating activities
  Net income.......................................................  $ 21,970         $ 21,115
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation, depletion, and amortization.....................    16,805           16,229
     Deferred income taxes.........................................     8,708            9,869
     Net take-or-pay recoveries....................................     9,495            7,216
     Other working capital changes
       Accounts and notes receivable...............................    34,418           10,843
       Materials and supplies inventory............................      (425)             384
       Other current assets........................................    (9,733)           4,721
       Accounts payable............................................   (66,769)           7,383
       Other current liabilities...................................    (9,162)          (6,456)
     Other.........................................................     4,768           (4,199)
                                                                     --------         --------
          Net cash provided by operating activities................    10,075           67,105
                                                                     --------         --------
Cash flows from investing activities
  Capital expenditures.............................................   (23,259)         (15,610)
  Proceeds from disposal of property...............................     1,037            1,504
  Other............................................................    (2,214)          (2,271)
                                                                     --------         --------
          Net cash used in investing activities....................   (24,436)         (16,377)
                                                                     --------         --------
Cash flows from financing activities
  Long-term debt retirements.......................................    (3,667)          (3,010)
  Net commercial paper borrowings..................................    61,100            5,500
  Repayment of volumetric take-or-pay receivable...................    (9,800)         (12,408)
  Acquisition of treasury stock....................................   (14,564)              --
  Dividends paid...................................................   (10,850)         (10,135)
  Other............................................................     2,140              558
                                                                     --------         --------
          Net cash provided by (used in) financing activities......    24,359          (19,495)
                                                                     --------         --------
Increase in cash and temporary investments.........................     9,998           31,233
Cash and temporary investments
          Beginning of period......................................    27,636               --
                                                                     --------         --------
          End of period............................................  $ 37,634         $ 31,233
                                                                     ========         ========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1994 Annual Report on Form 10-K for El Paso Natural Gas Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. As used herein, "Company" refers to El Paso Natural Gas Company and its subsidiaries and "EPG" refers to El Paso Natural Gas Company, unless the context otherwise requires. The condensed consolidated financial statements at March 31, 1995 and the quarter then ended are unaudited, and the condensed balance sheet at December 31, 1994 is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. RATES AND REGULATORY MATTERS

     EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. EPG is collecting its buy-out and buy-down costs under the Federal Energy Regulatory Commission ("FERC") cost recovery procedures. The collection period for such costs extends through March 1996. EPG has established a reserve, based on throughput projections, for that portion of the receivables balance which is unlikely to be collected over the period through March 1996. The balances of this reserve were $8 million and $9 million at March 31, 1995, and December 31, 1994, respectively.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. Certain of EPG's customers sought review of certain aspects of that order in the United States Court of Appeals for the District of Columbia Circuit ("Court of Appeals"). That appeal is currently pending. The remaining issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an Administrative Law Judge ("ALJ") which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of the FERC decision, which is currently pending.

     Mojave Pipeline Company ("MPC") filed a service and rate design restructuring plan in November 1992 in compliance with the industry-wide restructuring directives of FERC. In March 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan in March 1993.

     Several of MPC's customers have filed petitions with the Court of Appeals for review of certain FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon Straight Fixed Variable ("SFV") rate design rather than Modified Fixed Variable ("MFV") rate design. The application of SFV requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design

                          EL PASO NATURAL GAS COMPANY
to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. By order issued March 29, 1995, FERC accepted the filing, established hearing procedures to determine the justness and reasonableness of the rates proposed by MPC, and allowed those rates to become effective as of March 31, 1995, subject to refund.

3. LEGAL PROCEEDINGS

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in Delaware Chancery Court ("the Court") on May 8, 1991, Amoco Production Company ("Amoco") alleged breaches by EPG and a then affiliated company, Meridian Oil Gathering Inc. ("MOGI"), of certain gas purchase, gathering, and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Amoco alleged breach of "favored nations" contractual provisions regarding services to be performed by EPG, including those relating to transportation capacity and rates. Amoco sought a court order requiring specific performance by EPG and MOGI with respect to future transportation services and an award of monetary damages of an undetermined amount for alleged past breaches of contract. On March 4, 1992, the Court issued a Memorandum Opinion which, among other things, denied Amoco's motion for partial summary judgment and concluded that the Amoco contracts at issue do not contain the broad "favored nations" rights claimed by Amoco. The Court further concluded that MOGI's motion for summary judgment, seeking dismissal of Amoco's counterclaim against MOGI, should be granted. Conoco Inc. ("Conoco") asserted claims similar to Amoco's original claims, involving lesser quantities of gas, in a separate Delaware Chancery Court proceeding filed on December 30, 1991, Conoco Inc. v. El Paso Natural Gas Company. In August 1992, the Amoco and Conoco cases were consolidated, MOGI was dismissed as a party, and Amoco and Conoco filed amended pleadings to restate their claims in light of the court's March 4, 1992 ruling. EPG and Conoco concluded a settlement agreement which resulted in dismissal of the Conoco claims. Trial of the Amoco claims concluded on July 15, 1993, and post-trial briefing and oral arguments concluded in early November 1993. On March 29, 1994, the Court rendered a decision in favor of Amoco. After additional briefing, the Court issued its opinion respecting certain contested damages issues on December 16, 1994, and entered a final order on January 30, 1995. Both EPG and Amoco have filed appeals with the Delaware Supreme Court. As a result of the Court's March 1994 decision, EPG refunded to Amoco approximately $20 million in the first quarter of 1995.

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

     The United States Department of Justice ("Justice Department") terminated an investigation of EPG's natural gas meter sales and installation practices in the San Juan Basin on January 6, 1995. EPG and the Justice Department agreed to a consent decree which was filed in the United States District Court for the District of Columbia ("District Court") on January 12, 1995. The consent decree requires no material change to EPG's existing business practices and imposes no fines or monetary penalties. The consent decree stipulates that EPG may not require a well operator to purchase meter facilities or meter installation equipment as a condition of access to its gathering system in the San Juan Basin, and requires EPG to inform well operators

                          EL PASO NATURAL GAS COMPANY
that they have the legal right to provide their own meter installation services. The consent decree further provides that any meter installation undertaken by third parties must be done in accordance with environmental and safety standards specified by EPG. Moreover, EPG has the right to inspect such installations to ensure that they conform to standards that apply uniformly on EPG's gathering system. Records of EPG's inspection activities will be maintained to document compliance with EPG's standards and procedures. A required 60-day public comment period concerning the consent decree expired on March 27, 1995. On April 24, 1995, the Justice Department filed with the District Court a motion for entry of final judgment, which states that no comments were received with respect to the proposed final judgment. Action by the District Court is pending.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

4. ENVIRONMENTAL

     As of March 31, 1995, EPG had a reserve of approximately $40 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of polychlorinated biphenyl ("PCB") contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future costs are estimated to range between $7 million and $11 million over the next 5 years.

     2 -- EPG executed an Administrative Order on Consent with the United States Environmental Protection Agency ("EPA") in June 1993 to conduct a Remedial Investigation/Feasibility Study ("RI/FS") for a Burlington Industries, Inc. ("BI") site located in Statesville, North Carolina, that has been identified for cleanup. BI and EPG have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $17 million and $29 million over a 30 year period. EPG and BI are engaged in negotiations over the appropriate allocation of the remediation costs.

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

     4 -- In December 1993, EPA issued EPG a Notice of Liability for the Colorado School of Mines Research Institute ("CSMRI") site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent less than 2.5 percent of the total volumes sent by all potentially responsible parties ("PRPs"). Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG and Texaco Exploration and Production Inc. ("Texaco") have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and Texaco have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG's share of the remediation costs is estimated to be approximately $4 million. However, costs could be higher once the environmental assessment has been completed.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. These costs are estimated to be approximately $1.7 million. EPG and the other PRPs are engaged in negotiations over the appropriate

                          EL PASO NATURAL GAS COMPANY
     allocation of the alleged costs. Based upon currently available information, EPG's share of the remediation costs is estimated to be less than $1 million.

     7 -- EPG and other PRPs entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued their proposed plan for the site in November 1994. The proposed remediation and EPA oversight costs are estimated to be $800,000. The allocation of these costs between EPG and the other PRPs is currently being negotiated. EPG's share of the costs is estimated to be between $300,000 and $500,000 over a 5 year period.

     Management believes the amount reserved as of March 31, 1995 is sufficient to cover these and other small environmental assessments and remediation activities.

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

     EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed the Clean Air Act Amendments of 1990 ("CAAA") and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential reductions in the emissions of nitrogen oxides ("NOx") in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and (iii) enhanced monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $30 million will be spent from 1995 through 2005. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with other measurement devices. The project is expected to be completed by the end of 1995 at a cost of approximately $8 million. EPG will close and retire about 1,500 earthen siphon/dehydration pits in the San Juan Basin as required by certain environmental regulations. The project is expected to be completed by the end of 1995 at a cost of approximately $6 million. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

5. FINANCING TRANSACTIONS

     In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires in five years. As of March 31, 1995, and December 31, 1994, there were no borrowings outstanding under this facility. As of March 31, 1995, and December 31, 1994, respectively, approximately $168 million and $107 million of commercial paper were outstanding.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the Securities and Exchange Commission ("SEC").

     In February 1995, El Paso New Chaco Company ("EPNC"), a wholly owned subsidiary of EPG, entered into a 7.75 year lease for a plant which is being constructed in the San Juan Basin. The lease is an

                          EL PASO NATURAL GAS COMPANY
unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtains financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guarantees all obligations of EPNC under the lease. Construction of the plant began in April 1995 and is expected to be in service by early 1996.

6. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment at March 31, 1995, and December 31, 1994, consisted of the following:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Property, plant, and equipment, at cost.....................  $2,982,881     $2,979,368
    Less accumulated depreciation and depletion.................   1,208,448      1,212,477
                                                                  ----------     ----------
                                                                   1,774,433      1,766,891
    Additional acquisition cost assigned to utility plant,
      net of accumulated amortization...........................      97,653         99,006
                                                                  ----------     ----------
              Property, plant, and equipment, net...............  $1,872,086     $1,865,897
                                                                  ==========     ==========

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES

                                                                          FIRST QUARTER
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Cash Payments (Refunds)
      Interest.......................................................  $33,174     $30,431
      Income taxes...................................................   (2,436)     (3,346)

8. RECENT PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. The Company is in the process of evaluating the implication of SFAS No. 121.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operating activities was $10 million for the quarter ended March 31, 1995, compared with $67 million for the same period of 1994. The decrease from the previous year was primarily due to a payment resulting from the Amoco decision, timing of insurance premium payments, higher interest payments, and timing differences in other working capital disbursements, partially offset by lower take-or-pay payments and timing differences in other working capital receipts.

Financing Transactions

     In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires in five years. As of March 31, 1995, and December 31, 1994, there were no borrowings outstanding under this facility. As of March 31, 1995, and December 31, 1994, respectively, approximately $168 million and $107 million of commercial paper was outstanding.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC.

     In February 1995, EPNC entered into a 7.75 year lease for a plant which is being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtains financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guarantees all obligations of EPNC under the lease. Construction of the plant began in April 1995 and is expected to be in service by early 1996.

Rates and Regulatory Matters

     In January 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and processing facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer the facilities which are subject to the January 1994 application together with its nonjurisdictional gathering and processing facilities to El Paso Field Services Company, a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with an aggregate installed horsepower of 40,600, and various treating and processing plants.

     Several producers and other shippers filed protests and requests for a formal hearing of the January 1994 application. The primary issues raised in the protests focus on the extent of competition in EPG's producing basins and the proper functionalization of its facilities. In response to the producer and shipper protests, EPG made a filing in March 1994 asserting that the protests raised issues already settled under EPG's 1993 settlement agreement.

     Beginning in May 1994, FERC issued a series of orders which clarified its policy regarding the regulation of gathering facilities. Under the policy announced in these orders, FERC will have no authority to regulate the rates, terms, and conditions that apply to service through gathering facilities owned by an affiliate of a pipeline, except where the gatherer acts in concert with its pipeline affiliate to frustrate FERC's effective regulation over interstate transportation services. FERC has stated it will evaluate applications to deregulate gathering and processing facilities on a case by case basis, and management believes EPG's January 1994 application will be approved.

     As specified in the 1993 settlement agreement, EPG is obligated to file a rate change to be effective no later than January 1, 1996. EPG expects to file a rate change in the second quarter of 1995.

     MPC filed a service and rate design restructuring plan in November 1992 in compliance with FERC's industry-wide restructuring directives. In March 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan in March 1993.

     Several of MPC's customers have filed petitions with the Court of Appeals for review of certain FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. By order issued March 29, 1995, FERC accepted the filing, established hearing procedures to determine the justness and reasonableness of the rates proposed by MPC, and allowed those rates to become effective as of March 31, 1995, subject to refund.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. Certain of EPG's customers sought review of certain aspects of that order in the Court of Appeals. That appeal is currently pending. The remaining issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an ALJ which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of the FERC decision, which is currently pending.

Environmental

     As of March 31, 1995, EPG had a reserve of approximately $40 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future costs are estimated to range between $7 million and $11 million over the next 5 years.

     2 -- EPG executed an Administrative Order on Consent with EPA in June 1993 to conduct a RI/FS for a BI site located in Statesville, North Carolina, that has been identified for cleanup. BI and EPG have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $17 million and $29 million over a 30 year period. EPG and BI are engaged in negotiations over the appropriate allocation of the remediation costs.

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

     5 -- EPG and Texaco have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and Texaco have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG's share of the remediation costs is estimated to be approximately $4 million. However, costs could be higher once the environmental assessment has been completed.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. These costs are estimated to be approximately $1.7 million. EPG and the other PRPs are engaged in negotiations over the appropriate allocation of the alleged costs. Based upon currently available information, EPG's share of the remediation costs is estimated to be less than $1 million.

     7 -- EPG and other PRPs entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued their proposed plan for the site in November 1994. The proposed remediation and EPA oversight costs are estimated to be $800,000. The allocation of these costs between EPG and the other PRPs is currently being negotiated. EPG's share of the costs is estimated to be between $300,000 and $500,000 over a five year period.

     Management believes the amount reserved as of March 31, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.

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

     EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed the CAAA, and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential reductions in the emissions of NOx in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and (iii) enhanced monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $30 million will be spent from 1995 through 2005. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with other measurement devices. The project is expected to be completed by the end of 1995 at a cost of approximately $8 million. EPG will close and retire about 1,500 earthen siphon/dehydration pits in the San Juan Basin as required by certain environmental regulations. The project is expected to be completed by the end of 1995 at a cost of approximately $6 million. The mercury remediation and pit closure costs which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

Acquisitions

     The Company is no longer in negotiations to effect a merger with Hadson Corporation.

Dividends

     The following table reflects quarterly dividends declared and paid on EPG's common stock:


DECLARATION DATE     AMOUNT PER SHARE       PAYMENT DATE      TOTAL AMOUNT
- -----------------    ----------------     ----------------    ------------
                                                             (IN MILLIONS)
October 13, 1994         $ 0.3025         January 3, 1995         $ 11
January 13, 1995         $ 0.3300         April 3, 1995           $ 12

     On April 13, 1995, the Board of Directors ("the Board") declared a quarterly dividend of $.33 per share on EPG's common stock, payable on July 3, 1995, to shareholders of record on June 9, 1995.

     In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG stock option compensation plans and for other corporate purposes. This authorization is in addition to a two million share authorization received in October 1992. Pursuant to the foregoing authorizations, the Company has purchased 3,137,300 shares as of March 31, 1995.

CAPITAL EXPENDITURES

     The Company's planned capital expenditures for 1995 of $225 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the three months ended March 31, 1995, were $23 million compared to $16 million for the same period of 1994.

     EPG is a member of a consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico. In December 1992, an award for construction was granted to the consortium by the Comision Federal de Electricidad ("CFE"). In August 1994, EPG increased its prospective ownership interest in the Samalayuca II Power Plant from 10 percent to 20 percent. CFE and the consortium signed a trust agreement in August 1994. Additional annexes to the trust agreement are currently being negotiated with CFE. The trust agreement, together with the annexes, will form the basis for seeking international financing for the Samalayuca II Power Plant project.

     In March 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant and to an existing power plant in the same location. The proposed expansion would provide an additional 300 million cubic feet per day ("MMcf/d") of capacity at a cost of approximately $57 million. In November 1993, FERC issued an order that approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. FERC deferred action on the remainder of the March 1993 filing and in November 1994 required EPG to provide the executed long-term contracts or binding agreements for a substantial amount of the firm capacity of the proposed facilities by January 1995. EPG advised FERC that although the contracts or agreements had not been obtained, EPG believes the project remains viable and that the application should therefore not be dismissed. In December 1993, Pacific Gas & Electric Company ("PG&E"), the California Public Utilities Commission ("CPUC") and Southern California Gas Company ("SoCal") jointly filed a motion with FERC seeking clarification or rehearing of the November 1993 order on the Samalayuca II Power Plant project discussed above.

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

     In early 1995, FERC preliminarily approved nonenvironmental aspects of the Havasu Crossover Line flexibility project and the San Juan Basin mainline expansion project. FERC accepted EPG proposals requiring that the projects benefit EPG's customers or meet such other standard as might be established by FERC in order for the projects' costs to be included in EPG's rates. Final approval of both projects is dependent on favorable environmental reviews. SoCal has filed a request for rehearing of FERC's 1995 order on the San Juan Basin mainline expansion project, which is expected to be completed in the third quarter of 1995.

     In March 1993, MPC filed an application, which was amended in November 1993 and April 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system at an estimated cost of approximately $500 million.

     In December 1993, FERC held a public conference to examine the question raised by CPUC and PG&E regarding MPC's proposed expansion. The primary issue was whether FERC or CPUC should have jurisdiction over the expansion. In February 1994, FERC issued an order determining that it has exclusive jurisdiction over MPC and its proposed expansion. In March 1994, CPUC, PG&E and other parties filed for rehearing or clarification of FERC's February 1994 order. The petitions for rehearing and/or clarification are currently pending action by FERC. In November 1994, FERC unanimously issued an order which addressed all nonenvironmental issues and, on that basis, granted MPC a certificate of public convenience and necessity for the proposed expansion, subject to certain conditions. This order is subject to possible later modification as a result of FERC's consideration of environmental issues. In addition, FERC requested certain further information from the parties to determine whether PG&E, which is currently the principal gas supplier in the region to be served by the expansion project, is entitled to any bypass compensation from MPC and/or EPG as a result of MPC's proposed expansion. MPC and EPG have provided FERC with the requested information and urged that any compensation or other relief to PG&E would be inappropriate. (Similar information was later requested by FERC and provided by MPC regarding the potential for bypass compensation to SoCal). In December 1994, MPC and other parties filed requests for rehearing of certain aspects of FERC's November 1994 order. In February and March 1995, FERC issued orders which granted in part and denied in part rehearing and accordingly modified the November 1994 order. MPC, PG&E and Meridian Oil Inc. have sought judicial review of FERC's November 1994 order, and MPC has sought reconsideration of certain aspects of FERC's March 1995 order. Whether MPC goes forward with the expansion will depend on, among other things, the final actions taken by FERC and whether there is a satisfactory market for the project.

     The capital projects discussed above are expected to be financed through internally generated funds and short-term and long-term borrowings.

RESULTS OF OPERATIONS

First Quarter 1995 Compared to First Quarter 1994

     Operating revenues for the quarter ended March 31, 1995, were $18 million lower than for the same period of 1994. Lower gas sales rates, gas sales volumes, and transportation rates contributed $15 million, $8 million, and $3 million, respectively, to the decrease. An increase in return on take-or-pay receivables, higher gathering rates, and amounts related to the Amoco decision partially offset the decrease in operating revenues by $3 million, $2 million, and $2 million, respectively.

     Operating charges were $26 million lower for the quarter ended March 31, 1995, compared to the same period of 1994. Lower average cost of gas, lower gas sales volumes, and a 1994 litigation special charge contributed $15 million, $8 million, and $15 million, respectively, to the decrease in operating charges. Offsetting this decrease was an increase in operation and maintenance expense. The increase in operation and maintenance expense was due primarily to higher severance accruals, higher stock related benefits, and a 1994 adjustment for Gas Research Institute fees.

     Other-net income was $5 million lower for the quarter ended March 31, 1995, compared to the same period of 1994. The 1994 results contain income related to the recovery of EPG's investment in its underground storage facility and interest expense related to the special charge for litigation.

     EPG's mainline throughput for the quarter ended March 31, 1995, was 316 billion cubic feet ("Bcf") compared to 313 Bcf for the same period of 1994. The higher throughput was primarily due to an increase in off-system deliveries, which was offset in part by lower deliveries to the California market. Deliveries to California decreased due primarily to lower demand in northern California, a result of an increase in the availability of hydroelectric power.

RECENT PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. The Company is in the process of evaluating the implication of SFAS No. 121.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Notes 2, 3, and 4 of the Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

             The Company held its annual meeting of stockholders on March 16, 1995. Proposals presented for a stockholder vote included (1) the election of eight directors, (2) the ratification of the appointment of the Company's independent certified public accountants for the fiscal year 1995, (3) the approval of the Company's 1995 Omnibus Compensation Plan, (4) the approval of the Company's 1995 Incentive Compensation Plan, and (5) the approval of the Company's 1995 Compensation Plan for Non-Employee Directors.

             Each of the eight incumbent directors nominated by the Company were elected with the following voting results:

                                                                      FOR         WITHHELD
                                                                   ----------     ---------
        Byron Allumbaugh.........................................  31,047,303       215,153
        Luino Dell'Osso, Jr. ....................................  31,027,414       235,042
        Eugenio Garza Laguera....................................  29,769,526     1,492,930
        James F. Gibbons.........................................  31,052,145       210,311
        Ben F. Love..............................................  31,020,563       241,893
        Kenneth L. Smalley.......................................  31,056,115       206,341
        Malcolm Wallop...........................................  30,979,404       283,051
        William A. Wise..........................................  31,043,711       218,745

              There were no broker non-votes for the election of directors.

              The appointment of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year 1995 and each of the Company's three employee benefit plans were approved with the following voting results:

                                                                                        BROKER
                                                         FOR      AGAINST    ABSTAIN   NON-VOTES
                                                      ---------   --------   -------   --------
        Ratification of Appointment of
          Coopers & Lybrand L.L.P...................  30,306,842    832,023  123,591         --
        Approval of Company's 1995 Omnibus
          Compensation Plan.........................  22,112,824  5,654,684  392,993   3,101,955
        Approval of Company's 1995 Incentive
          Compensation Plan.........................  23,577,172  4,210,559  367,758   3,106,967
        Approval of Company's 1995 Compensation Plan
          for Non-Employee Directors................  25,164,996  2,590,262  400,233   3,106,965

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

        Dividend Reinvestment and Common Stock Purchase Plan

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

            10.Y     -- Participation and Credit Agreement, dated as of February 9, 1995, among EPG, El Paso New Chaco Company, State Street Bank and Trust
                        Company, as Trustee, Chemical Bank, as Agent, the Note Holders
                        Signatories and the Certificate Holders Signatories (without exhibits and schedules, except for the schedule of defined terms), and the following documents related thereto: Lease Agreement, dated as of
                        February 9, 1995, between State Street Bank and Trust Company and El
                        Paso New Chaco Company; Support Agreement, dated as of February 9,
                        1995, between El Paso New Chaco Company and State Street Bank and
                        Trust Company; Guaranty Agreement by EPG in favor of Chemical Bank, as Agent, and each of the Participants as of February 9, 1995;
                        Sponsor Agreement by EPG in favor of State Street Bank and Trust
                        Company as of February 9, 1995; Mortgage, Assignment, Security
                        Agreement and Financing Statement, executed February 7, 1995, between
                        State Street Bank and Trust Company (Mortgagor) and Chemical Bank
                        (Mortgagee); and Security Agreement among State Street Bank and Trust
                        Company and Chemical Bank, as Agent, dated February 9, 1995.
            11       -- Computation of Earnings Per Common Share
            27       -- Financial Data Schedule

        B. Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EL PASO NATURAL GAS COMPANY
                                                        (Registrant)

Date: April 26, 1995                             /s/  H. BRENT AUSTIN
                                                      H. Brent Austin
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: April 26, 1995                             /s/  THOMAS E. RICKS
                                                      Thomas E. Ricks
                                               Vice President, Controller and
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                        EXHIBIT
- ------------------   ------------------------------------------------------------------------
          10.Y       -- Participation and Credit Agreement, dated as of February 9, 1995, among EPG, El Paso New Chaco Company, State Street Bank and Trust
                        Company, as Trustee, Chemical Bank, as Agent, the Note Holders
                        Signatories and the Certificate Holders Signatories (without exhibits and schedules, except for the schedule of defined terms), and the following documents related thereto; Lease Agreement, dated as of
                        February 9, 1995, between State Street Bank and Trust Company and El
                        Paso New Chaco Company; Support Agreement, dated as of February 9,
                        1995, between El Paso New Chaco Company and State Street Bank and
                        Trust Company; Guaranty Agreement by EPG in favor of Chemical Bank, as Agent, and each of the Participants as of February 9, 1995;
                        Sponsor Agreement by EPG in favor of State Street Bank and Trust
                        Company as of February 9, 1995; Mortgage, Assignment, Security
                        Agreement and Financing Statement, executed February 7, 1995, between
                        State Street Bank and Trust Company (Mortgagor) and Chemical Bank
                        (Mortgagee); and Security Agreement among State Street Bank and Trust
                        Company and Chemical Bank, as Agent, dated February 9, 1995.
          11         -- Computation of Earnings Per Common Share
          27         -- Financial Data Schedule