Form 10-Q
period 1995-06-30
EL PASO NATURAL GAS CO
filed 1995-07-21
CIK 31986

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

           ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE
      (State or Other Jurisdiction                       74-0608280
    of Incorporation or Organization)       (I.R.S. Employer Identification No.)

         ONE PAUL KAYSER CENTER,
100 NORTH STANTON STREET, EL PASO, TEXAS                     79901
(Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code  (915) 541-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     CLASS                                 OUTSTANDING
    ----------------------------------------           -------------------
    Common Stock, par value $3.00 per share,
      as of July 17, 1995                                34,116,941 shares


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        SECOND QUARTER            SIX MONTHS
                                                     --------------------    --------------------
                                                       1995        1994        1995        1994
                                                     --------    --------    --------    --------
Operating revenues.................................  $185,150    $210,805    $389,281    $432,750
                                                     --------    --------    --------    --------
Operating charges
  Operation and maintenance........................    74,320      75,243     151,686     145,083
  Natural gas and liquids..........................    30,629      50,411      73,854     113,371
  Depreciation, depletion, and amortization........    17,444      16,156      34,249      32,385
  Litigation special charge........................        --          --          --      15,062
  Taxes, other than income taxes...................     9,900       9,397      20,422      19,454
                                                     --------    --------    --------    --------
                                                      132,293     151,207     280,211     325,355
                                                     --------    --------    --------    --------
Operating income...................................    52,857      59,598     109,070     107,395
                                                     --------    --------    --------    --------
Other (income) and income deductions
  Interest and debt expense........................    21,098      19,407      42,164      39,122
  Other -- net.....................................    (1,430)        (31)     (2,808)     (6,655)
                                                     --------    --------    --------    --------
                                                       19,668      19,376      39,356      32,467
                                                     --------    --------    --------    --------
Income before income taxes.........................    33,189      40,222      69,714      74,928
Income taxes.......................................    12,989      16,211      27,544      29,802
                                                     --------    --------    --------    --------
Net income.........................................  $ 20,200    $ 24,011    $ 42,170    $ 45,126
                                                     ========    ========    ========    ========
Earnings per common share..........................  $    .58    $   0.65    $   1.21    $   1.22
                                                     ========    ========    ========    ========
Average common shares outstanding..................    34,798      36,835      34,976      36,864
                                                     ========    ========    ========    ========
Dividends declared per common share................  $ 0.3300    $ 0.3025    $ 0.6600    $ 0.6050
                                                     ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          EL PASO NATURAL GAS COMPANY

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                       JUNE 30,
                                                                         1995         DECEMBER 31,
                                                                     (UNAUDITED)          1994
                                                                     -----------      -----------
Current assets
  Cash and temporary investments...................................  $    13,836      $    27,636
  Accounts and notes receivable, net...............................       93,739          131,650
  Materials and supplies inventory.................................       34,775           34,666
  Take-or-pay buy-outs, buy-downs, and prepayments, net............       26,482           33,356
  Other regulatory assets..........................................       12,000           12,000
  Deferred income tax benefit......................................       36,630           41,257
  Other............................................................       23,868           18,594
                                                                     -----------      -----------
          Total current assets.....................................      241,330          299,159
                                                                     -----------      -----------

Property, plant, and equipment, net................................    1,882,362        1,865,897
Take-or-pay buy-outs, buy-downs, and prepayments, net..............        1,016           14,502
Other regulatory assets............................................       53,892           59,021
Other..............................................................       87,082           93,192
                                                                     -----------      -----------
                                                                       2,024,352        2,032,612
                                                                     -----------      -----------
          Total assets.............................................  $ 2,265,682      $ 2,331,771
                                                                     ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.................................................  $   160,051      $   229,356
  Commercial paper.................................................      144,200          106,800
  Take-or-pay financing liability..................................       17,000           36,700
  Current maturities on long-term debt.............................        7,171            6,824
  Other............................................................       67,969           72,375
                                                                     -----------      -----------
          Total current liabilities................................      396,391          452,055
                                                                     -----------      -----------

Long-term debt, less current maturities............................      775,494          779,097
Deferred income taxes, less current portion........................      317,794          304,918
Deferred credits...................................................       38,894           40,325
Other..............................................................       45,678           45,740
                                                                     -----------      -----------
                                                                       1,177,860        1,170,080
                                                                     -----------      -----------
Commitments and contingent liabilities (See Notes 2, 3, 4, and 5)

Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,351 shares..........................................      112,054          112,053
  Additional paid-in capital.......................................      454,713          454,705
  Retained earnings................................................      221,509          202,558
  Less: Treasury stock (at cost) of 3,080 and 1,799 shares.........       96,845           59,680
                                                                     -----------      -----------
          Total stockholders' equity...............................      691,431          709,636
                                                                     -----------      -----------
          Total liabilities and stockholders' equity...............  $ 2,265,682      $ 2,331,771
                                                                     ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          EL PASO NATURAL GAS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS
                                                                     -------------------------
                                                                       1995             1994
                                                                     --------         --------
Cash flows from operating activities
  Net income.......................................................  $ 42,170         $ 45,126
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation, depletion, and amortization.....................    34,249           32,385
     Deferred income taxes.........................................    17,689           16,094
     Net take-or-pay recoveries....................................    20,360           15,983
     Other working capital changes
       Accounts and notes receivable...............................    37,911           23,590
       Materials and supplies inventory............................      (109)            (398)
       Other current assets........................................    (5,009)           6,258
       Accounts payable............................................   (69,124)          (6,320)
       Other current liabilities...................................    (5,211)          (1,363)
     Other.........................................................     8,390          (12,297)
                                                                     --------         --------
          Net cash provided by operating activities................    81,316          119,058
                                                                     --------         --------
Cash flows from investing activities
  Capital expenditures.............................................   (51,738)         (40,572)
  Proceeds from disposal of property...............................     2,184            2,004
  Other............................................................    (3,693)          (5,301)
                                                                     --------         --------
          Net cash used in investing activities....................   (53,247)         (43,869)
                                                                     --------         --------
Cash flows from financing activities
  Long-term debt retirements.......................................    (3,667)          (3,010)
  Net commercial paper borrowings (repayments).....................    37,400           (1,300)
  Repayment of volumetric take-or-pay receivable...................   (19,700)         (21,908)
  Acquisition of treasury stock....................................   (37,313)          (4,738)
  Dividends paid...................................................   (22,424)         (21,299)
  Other............................................................     3,835            1,204
                                                                     --------         --------
          Net cash used in financing activities....................   (41,869)         (51,051)
                                                                     --------         --------
Increase (decrease) in cash and temporary investments..............   (13,800)          24,138
Cash and temporary investments
          Beginning of period......................................    27,636               --
                                                                     --------         --------
          End of period............................................  $ 13,836         $ 24,138
                                                                     ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1994 Annual Report on Form 10-K for El Paso Natural Gas Company and subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. As used herein, the "Company" refers to El Paso Natural Gas Company and its subsidiaries, and "EPG" refers to El Paso Natural Gas Company, unless the context otherwise requires. The condensed consolidated financial statements at June 30, 1995, and the quarter then ended are unaudited, and the condensed balance sheet at December 31, 1994, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. RATES AND REGULATORY MATTERS

     In June 1995, EPG made a filing with the Federal Energy Regulatory Commission ("FERC") for approval of new system rates for mainline transportation to be effective January 1, 1996. If the rates are approved as filed, annual revenues would increase by approximately $137 million. FERC must act on EPG's filing within 30 days.

     Consistent with FERC precedent, EPG will allocate its cost-of-service to the customers served as of January 1, 1996. In addition, EPG has included in its filing an alternative tariff exit fee mechanism designed to mitigate cost shifts which may result from future capacity relinquishments. This mechanism would apply to certain contract reductions or terminations occurring after the mechanism is approved by FERC. The exit fee mechanism will require certain payments to EPG which would be appropriately reflected in EPG's rates.

     Pacific Gas & Electric ("PG&E") has a contract for 1,140 million cubic feet per day ("MMcf/d") of firm capacity rights on EPG's system with a primary term ending December 31, 1997. EPG's reservation revenues from PG&E during 1994 were approximately $129 million. In June 1995, PG&E notified EPG that it intends to terminate the contract as of December 31, 1997. PG&E did not preclude the possibility of continued service from EPG after that date pursuant to a new agreement. EPG intends to pursue negotiations with PG&E but cannot determine the outcome at this time. In addition, Southern California Gas Company ("SoCal") has exercised a right to reduce its firm capacity on EPG's system by 300 MMcf/d effective January 1, 1996.

     If EPG's exit fee mechanism is approved on a timely basis, it would apply to PG&E's proposed contract termination. In the event the exit fee mechanism is not approved, and in the absence of other approved procedures, EPG will allocate its total mainline transportation cost-of-service to the customers served following the termination of the PG&E contract. EPG cannot predict the impact of FERC's ultimate decision on these matters.

     EPG will seek to offset any reduction in existing firm capacity commitments and related revenues resulting from customer contract terminations, reductions, or modifications through new contracts with various natural gas users in California, East-of-California, and northern Mexico markets. EPG's efforts to seek new customers in California for such capacity at full tariff rates will be adversely impacted by the current excess interstate pipeline capacity to California, which excess is estimated to continue into the next decade.

     EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. EPG is collecting its buy-out and buy-down costs under

                          EL PASO NATURAL GAS COMPANY

FERC cost recovery procedures. The collection period for such costs extends through March 1996. EPG has established a reserve, based on throughput projections, for that portion of the receivables balance which is unlikely to be collected over the period through March 1996. The balances of this reserve were $6 million and $9 million at June 30, 1995, and December 31, 1994, respectively.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. Certain of EPG's customers sought review of certain aspects of that order in the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals"). That appeal is currently pending. The remaining issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an Administrative Law Judge ("ALJ") which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of the FERC decision, which is currently pending.

     Mojave Pipeline Company ("MPC") filed a service and rate design restructuring plan in November 1992 in compliance with the industry-wide restructuring directives of FERC. In March 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan in March 1993.

     Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon Straight Fixed Variable ("SFV") rate design rather than Modified Fixed Variable ("MFV") rate design. The application of SFV requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing, established hearing procedures to determine the justness and reasonableness of the rates proposed by MPC, and allowed those rates to become effective as of March 30, 1995, subject to refund. An evidentiary hearing on issues relating to MPC's rate filing has been scheduled for February 1996.

3. LEGAL PROCEEDINGS

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in Delaware Chancery Court ("the Court") on May 8, 1991, Amoco Production Company ("Amoco") alleged breaches by EPG and a then affiliated company, Meridian Oil Gathering Inc. ("MOGI"), of certain gas purchase, gathering, and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Amoco alleged breach of "favored nations" contractual provisions regarding services to be performed by EPG, including those relating to transportation capacity and rates. Amoco sought a court order requiring specific performance by EPG and MOGI with respect to future transportation services and an award of monetary damages of an undetermined amount for alleged past breaches of contract. On March 4, 1992, the Court issued a Memorandum Opinion which, among other things, denied Amoco's motion for partial summary judgment and concluded that the Amoco contracts at issue do not contain the broad

                          EL PASO NATURAL GAS COMPANY

"favored nations" rights claimed by Amoco. The Court further concluded that MOGI's motion for summary judgment, seeking dismissal of Amoco's counterclaim against MOGI, should be granted. Conoco Inc. ("Conoco") asserted claims similar to Amoco's original claims, involving lesser quantities of gas, in a separate Delaware Chancery Court proceeding filed on December 30, 1991, Conoco Inc. v. El Paso Natural Gas Company. In August 1992, the Amoco and Conoco cases were consolidated, MOGI was dismissed as a party, and Amoco and Conoco filed amended pleadings to restate their claims in light of the court's March 4, 1992, ruling. EPG and Conoco concluded a settlement agreement which resulted in dismissal of the Conoco claims. Trial of the Amoco claims concluded on July 15, 1993, and post-trial briefing and oral arguments concluded in early November 1993. On March 29, 1994, the Court rendered a decision in favor of Amoco. After additional briefing, the Court issued its opinion respecting certain contested damages issues on December 16, 1994, and entered a final order on January 30, 1995. As a result of the Court's decision, EPG refunded to Amoco approximately $20 million in the first quarter of 1995. Both EPG and Amoco have filed appeals with the Delaware Supreme Court; however, both parties are pursuing settlement negotiations.

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

     The United States Department of Justice (the "Justice Department") terminated an investigation of EPG's natural gas meter sales and installation practices in the San Juan Basin on January 6, 1995. EPG and the Justice Department agreed to a consent decree which was filed in the United States District Court for the District of Columbia (the "District Court") on January 12, 1995. The consent decree requires no material change to EPG's existing business practices and imposes no fines or monetary penalties. The consent decree stipulates that EPG may not require a well operator to purchase meter facilities or meter installation equipment as a condition of access to its gathering system in the San Juan Basin, and requires EPG to inform well operators that they have the legal right to provide their own meter installation services. The consent decree further provides that any meter installation undertaken by third parties must be done in accordance with environmental and safety standards specified by EPG. Moreover, EPG has the right to inspect such installations to ensure that they conform to standards that apply uniformly on EPG's gathering system. Records of EPG's inspection activities will be maintained to document compliance with EPG's standards and procedures. A required 60-day public comment period concerning the consent decree expired on March 27, 1995. On April 24, 1995, the Justice Department filed with the District Court a motion for entry of final judgment, which states that no comments were received with respect to the proposed final judgment. Action by the District Court is pending.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

                          EL PASO NATURAL GAS COMPANY

4. ENVIRONMENTAL

     As of June 30, 1995, EPG had a reserve of approximately $40 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of polychlorinated biphenyl ("PCB") contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future costs are estimated to range between $7 million and $11 million over the next 5 years.

     2 -- EPG executed an Administrative Order on Consent with the United States Environmental Protection Agency ("EPA") in June 1993 to conduct a Remedial Investigation/Feasibility Study ("RI/FS") for a site located in Statesville, North Carolina that has been identified for cleanup. EPG and other Potentially Responsible Parties ("PRP") have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $17 million and $29 million over a 30 year period. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the remediation costs.

     3 -- In November 1993, in accordance with an EPA order, EPG and Atlantic Richfield Company ("ARCO") submitted work plans for remediation of the subsurface at the Prewitt Refinery in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be between $10 million and $20 million over a 30 year period. Remediation of the surface began in May of 1995.

     4 -- In December 1993, EPA issued EPG a Notice of Liability for the Colorado School of Mines Research Institute (the "CSMRI") site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent less than 2.5 percent of the total volumes sent by all PRP. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG and other PRP have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and other PRP have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG estimates its costs for remediation will be approximately $4 million. However, costs could be higher once the environmental assessment has been completed.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. These costs are estimated to be approximately $1.7 million. EPG and the other PRP are finalizing negotiations over the appropriate allocation of the alleged costs. EPG's share of the remediation costs is estimated to be less than $1 million.

     7 -- EPG and other PRP entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued their proposed plan for the site in November 1994. The proposed remediation and EPA oversight costs are estimated to be $800,000. The allocation of these costs between EPG and the other PRP is currently being negotiated. EPG's share of the costs is estimated to be between $300,000 and $500,000 over a 5 year period.

     Management believes the amount reserved as of June 30, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State and EPA are in the preliminary

                          EL PASO NATURAL GAS COMPANY
stages of investigating the nature and extent of contamination, as well as identifying other PRP. Since testing is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed the Clean Air Act Amendments of 1990 ("CAAA") and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of nitrogen oxides ("NOx") in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and (iii) enhanced monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $10 million will be spent from 1995 through 2005. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with other measurement devices. The total cost of the project is estimated to be approximately $11 million. The project is expected to be completed by the end of 1995. EPG will close and retire about 2,000 earthen siphon/dehydration pits in the San Juan Basin, as required by certain environmental regulations, at a cost of approximately $6 million. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting principles.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

5. FINANCING TRANSACTIONS

     In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires in 5 years. As of June 30, 1995, and December 31, 1994, there were no borrowings outstanding under this facility. As of June 30, 1995, and December 31, 1994, approximately $144 million and $107 million, respectively, of commercial paper were outstanding.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the Securities and Exchange Commission (the "SEC"). As of June 30, 1995, EPG had not issued any securities pursuant to the shelf registration statement.

     In February 1995, El Paso New Chaco Company ("EPNC"), a wholly owned subsidiary of EPG, entered into a 7.75 year lease for a plant which is being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtains financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guaranteed all obligations of EPNC under the lease. Construction of the plant began in April 1995, and it is expected to be in service by early 1996.

                          EL PASO NATURAL GAS COMPANY

6. ACCOUNTING FOR REGULATED OPERATIONS

     EPG and MPC are subject to the regulations and accounting procedures of FERC and therefore, continue to follow the reporting and accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 71 Accounting for the Effects of Certain Types of Regulation. Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, various applications have been filed with FERC, such as EPG's application to terminate certificates applicable to certain gathering and processing facilities, which may, at some point in the future, create circumstances in which application of regulatory accounting principles is no longer appropriate. The Consolidated Balance Sheet contains assets and liabilities related to operations which have been recorded pursuant to regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At June 30, 1995, this amount was estimated to be approximately $56 million, net of income taxes. Management continues to monitor the impact changes in the regulatory and economic environment may have on the application of these regulatory accounting principles. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to include the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

7. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment at June 30, 1995, and December 31, 1994, consisted of the following:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Property, plant, and equipment, at cost.....................  $3,000,263     $2,979,368
    Less accumulated depreciation and depletion.................   1,214,201      1,212,477
                                                                  ----------     ----------
                                                                   1,786,062      1,766,891
    Additional acquisition cost assigned to utility plant,
      net of accumulated amortization...........................      96,300         99,006
                                                                  ----------     ----------
              Property, plant, and equipment, net...............  $1,882,362     $1,865,897
                                                                   =========      =========

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES

                                                                           SIX MONTHS
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Net cash payments
      Interest.......................................................  $39,420     $34,717
      Income taxes...................................................    9,314      35,343

                          EL PASO NATURAL GAS COMPANY

9. RECENT PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. The Company is in the process of evaluating the implications of SFAS No. 121.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operating activities was $81 million for the six months ended June 30, 1995, compared with $119 million for the same period of 1994. The decrease from the previous year was primarily due to a payment resulting from the Amoco decision, 1994 net insurance reimbursements, timing of insurance premium payments, higher interest payments, and timing differences in other working capital disbursements. The decrease was partially offset by lower tax payments, lower take-or-pay payments, and timing differences in other working capital receipts.

Rates and Regulatory Matters

     In January 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and processing facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     EPG intends, effective January 1, 1996, to transfer the facilities subject to the January 1994 application together with its nonjurisdictional gathering and processing facilities to El Paso Field Services Company, a wholly owned subsidiary of EPG. Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering and processing operations. The facilities to be transferred consist of approximately 6,700 miles of various sized pipelines, compressors with an aggregate installed horsepower of 40,600, and various treating and processing plants.

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

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. If the rates are approved as filed, annual revenues would increase by approximately $137 million. FERC must act on EPG's filing within 30 days.

     Consistent with FERC precedent, EPG will allocate its cost-of-service to the customers served as of January 1, 1996. In addition, EPG has included in its filing an alternative tariff exit fee mechanism designed to mitigate cost shifts which may result from future capacity relinquishments. This mechanism would apply to certain contract reductions or terminations occurring after the mechanism is approved by FERC. The exit fee mechanism will require certain payments to EPG which would be appropriately reflected in EPG's rates.

     PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system with a primary term ending December 31, 1997. EPG's reservation revenues from PG&E during 1994 were approximately $129 million. In June 1995, PG&E notified EPG that it intends to terminate the contract as of December 31, 1997. PG&E did not preclude the possibility of continued service from EPG after that date pursuant to a new agreement. EPG intends to pursue negotiations with PG&E but cannot determine the outcome at this time. In addition, SoCal has exercised a right to reduce its firm capacity on EPG's system by 300 MMcf/d effective January 1, 1996.

     If EPG's exit fee mechanism is approved on a timely basis, it would apply to PG&E's proposed contract termination. In the event the exit fee mechanism is not approved, and in the absence of other approved procedures, EPG will allocate its total mainline transportation cost-of-service to the customers served following the termination of the PG&E contract. EPG cannot predict the impact of FERC's ultimate decision on these matters.

     EPG will seek to offset any reduction in existing firm capacity commitments and related revenues resulting from customer contract terminations, reductions, or modifications through new contracts with various natural gas users in California, East-of-California, and northern Mexico markets. EPG's efforts to seek new customers in California for such capacity at full tariff rates will be adversely impacted by the current excess interstate pipeline capacity to California, which excess is estimated to continue into the next decade.

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

     Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing, established hearing procedures to determine the justness and reasonableness of the rates proposed by MPC, and allowed those rates to become effective as of March 30, 1995, subject to refund. An evidentiary hearing on issues relating to MPC's rate filing has been scheduled for February 1996.

Accounting For Regulated Operations

     EPG and MPC are subject to the regulations and accounting procedures of FERC and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71 Accounting for the Effects of Certain Types of Regulation. Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, various applications have been filed with FERC, such as EPG's application to terminate certificates applicable to certain gathering and processing facilities, which may, at some point in the future, create circumstances in which application of regulatory accounting principles is no longer appropriate. The Consolidated Balance Sheet contains assets and liabilities related to operations which have been recorded pursuant to regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At June 30, 1995, this amount was estimated to be approximately $56 million, net of income taxes. Management continues to monitor the impact changes in the regulatory and economic environment may have on the application of these regulatory accounting principles. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to include the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

Acquisitions

     On May 8, 1995, EPG, El Paso Acquisition Company, a wholly owned subsidiary of EPG ("EPG Sub"), and Eastex Energy Inc. ("Eastex"), entered into an Agreement and Plan of Merger (the "Agreement") whereby Eastex will be merged with and into EPG Sub (the "Merger") pursuant to the terms of the Agreement. The terms of the Agreement provide for holders of Eastex common stock to receive $4.50 per share in either common stock of EPG (subject to a maximum and minimum exchange ratio of 0.1629 and 0.1485, respectively) or in cash, at their option, with a maximum of 49 percent of the Merger consideration being paid in cash. The Merger is conditioned upon, among other things, approval by the holders of a majority of the outstanding shares of Eastex common stock, the transaction being tax-free to Eastex and its shareholders (except to the extent they receive cash), and receipt of certain governmental approvals. The Agreement provides for a termination fee of $1 million plus reimbursement of EPG's out-of-pocket expenses, payable by Eastex under certain conditions. Management believes that shareholder approval will be obtained and the Merger will be completed in the third quarter of 1995. The net value of the transaction is estimated to be approximately $31 million.

     In connection with the execution of the Agreement, EPG entered into a stockholder agreement with Robert G. Phillips, Chairman and Chief Executive Officer of Eastex, pursuant to which he has agreed to vote all of his approximately 2,400,000 shares of Eastex common stock in favor of the Merger. Pursuant to other agreements, certain Eastex stockholders have agreed, among other things, to vote an aggregate of approximately 300,000 shares of Eastex common stock in favor of the Merger. The shares, subject to the stockholder agreements, represent in the aggregate approximately 43 percent of the shares of Eastex common stock outstanding as of June 30, 1995. In addition, other Eastex stockholders have granted options to EPG Sub to purchase all of the shares of Eastex common stock and warrants owned, beneficially or otherwise, by such other stockholders. At June 30, 1995, these stockholders beneficially held warrants immediately exercisable for the purchase of 647,500 shares of Eastex common stock.

Environmental

     As of June 30, 1995, EPG had a reserve of approximately $40 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future costs are estimated to range between $7 million and $11 million over the next 5 years.

     2 -- EPG executed an Administrative Order on Consent with EPA in June 1993 to conduct a RI/FS for a site located in Statesville, North Carolina that has been identified for cleanup. EPG and other PRP have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $17 million and $29 million over a 30 year period. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the remediation costs.

     3 -- In November 1993, in accordance with an EPA order, EPG and ARCO submitted work plans for remediation of the subsurface at the Prewitt Refinery in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be between $10 million and $20 million over a 30 year period. Remediation of the surface began in May of 1995.

     4 -- In December 1993, EPA issued EPG a Notice of Liability for the CSMRI site in Golden, Colorado. EPA has determined that the volume of hazardous substances sent to the site by EPG represent less than 2.5 percent of the total volumes sent by all PRP. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $500,000.

     5 -- EPG and other PRP have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and other PRP have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG estimates its costs for remediation will be approximately $4 million. However, costs could be higher once the environmental assessment has been completed.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. These costs are estimated to be approximately $1.7 million. EPG and the other PRP are finalizing negotiations over the appropriate allocation of the alleged costs. EPG's share of the remediation costs is estimated to be less than $1 million.

     7 -- EPG and other PRP entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued their proposed plan for the site in November 1994. The proposed remediation and EPA oversight costs are estimated to be $800,000. The allocation of these costs between EPG and the other PRP is currently being negotiated. EPG's share of the costs is estimated to be between $300,000 and $500,000 over a 5 year period.

     Management believes the amount reserved as of June 30, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other PRP. Since testing is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed CAAA, and believes that these rules will impact the Company's operations primarily in the following areas: (i) potential required reductions in the emissions of NOx in non-attainment areas; (ii) the requirement for air emissions permitting of existing facilities; and
     (iii) enhanced monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $10 million will be spent from 1995 through 2005. However, EPA's proposed enhanced monitoring rules, when finalized, could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury containing meters with other measurement devices. The total cost of the project is estimated to be approximately $11 million. The project is expected to be completed by the end of 1995. EPG will close and retire about 2,000 earthen siphon/dehydration pits in the San Juan Basin, as required by certain environmental regulations, at a cost of approximately $6 million. The mercury remediation and pit closure costs, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting principles

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

Long-term Debt and Other Financing Transactions

     In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires in 5 years. As of June 30, 1995, and December 31, 1994, there were no borrowings outstanding under this facility. As of June 30, 1995, and December 31, 1994, approximately $144 million and $107 million, respectively, of commercial paper was outstanding.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC. As of June 30, 1995, EPG had not issued any securities pursuant to the shelf registration statement.

     Long-term debt maturities over the next 5 years are expected to be paid using internally generated funds and short-term and long-term borrowings.

     In February 1995, EPNC entered into a 7.75 year lease for a plant which is being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtains financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guaranteed all obligations of EPNC under the lease. Construction of the plant began in April 1995, and it is expected to be in service by early 1996.

Dividends

     The following table reflects quarterly dividends declared and paid on EPG's common stock:


DECLARATION DATE     AMOUNT PER SHARE       PAYMENT DATE     TOTAL AMOUNT
- -----------------    ----------------     ----------------   -------------
                                                             (IN MILLIONS)
October 13, 1994         $ 0.3025         January 3, 1995         $ 11
January 13, 1995         $ 0.3300         April 3, 1995           $ 12
April 13, 1995           $ 0.3300         July 3, 1995            $ 11

     On July 21, 1995, the Board of Directors ("the Board") declared a quarterly dividend of $.33 per share on EPG's common stock, payable on October 2, 1995, to shareholders of record on September 8, 1995.

     In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG stock option compensation plans and for other corporate purposes. This authorization is in addition to a two million share authorization received in October 1992. Pursuant to the foregoing authorizations, the Company has purchased 3.9 million shares as of June 30, 1995.

CAPITAL EXPENDITURES

     The Company's planned capital expenditures for 1995 of $200 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the six months ended June 30, 1995, were $52 million compared to $41 million for the same period of 1994.

     EPG is a member of a consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico. In December 1992, an award for construction was granted to the consortium by the Comision Federal de Electricidad ("CFE"). In August 1994, EPG increased its prospective ownership interest in the Samalayuca II Power Plant from 10 percent to 20 percent. CFE and the consortium signed a trust agreement in August 1994. Negotiation of the annexes to the trust and other commercial documents is substantially complete. Upon final approval by the appropriate entities within the Mexican government, the trust agreement, annexes to the trust agreement, and other commercial documents will form the basis for seeking international financing for the Samalayuca II Power Plant project.

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

     In April 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to build a 98 mile pipeline to parallel and loop its existing Havasu Crossover Line (the "North/South Transfer Project"). The proposed pipeline would allow for the transfer of 468 MMcf/d of San Juan Basin gas to EPG's south system and would enhance EPG's overall system flexibility to meet market demands. The project is expected to cost approximately $62 million. At the request of several of EPG's customers, FERC held a technical conference in August 1994 with respect to the April 1994 application.

     In June 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to expand its existing mainline system in the San Juan Basin by approximately 300 MMcf/d at a cost of about $26 million. The proposed expansion would accommodate increased volumes and provide markets with enhanced access to San Juan Basin gas supplies. FERC held a technical conference in August 1994 with respect to the June 1994 application. The project is expected to be completed by the end of 1995.

     In early 1995, FERC preliminarily approved nonenvironmental aspects of the North/South Transfer Project and the San Juan Basin mainline expansion project. FERC accepted EPG proposals requiring that the projects benefit EPG's customers or meet such other standard as might be established by FERC in order for the projects' costs to be included in EPG's rates. Final approval of both projects is dependent on favorable environmental reviews. SoCal has filed a request for rehearing of the preliminary determination issued on the San Juan Basin mainline expansion project. The CPUC, PG&E, and SoCal, jointly, have filed requests for rehearing of the preliminary determination issued on the North/South Transfer Project. In May 1995, EPG provided notice of an open season on the North/South Transfer Project. The open season ended June 30, 1995, and EPG is currently reviewing facility designs that would accurately match customer interest and/or contracted volumes.

     In March 1993, MPC filed an application, which was amended in November 1993 and April 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system at an estimated cost of approximately $500 million.

     In December 1993, FERC held a public conference to examine the question raised by the CPUC and PG&E regarding MPC's proposed expansion. The primary issue was whether FERC or the CPUC should have jurisdiction over the expansion. In February 1994, FERC issued an order determining that it has exclusive jurisdiction over MPC and its proposed expansion. In March 1994, the CPUC, PG&E and other parties filed for rehearing or clarification of FERC's February 1994 order. The petitions for rehearing and/or clarification are currently pending action by FERC. In November 1994, FERC unanimously issued an order which addressed all nonenvironmental issues and, on that basis, granted MPC a certificate of public convenience and necessity for the proposed expansion, subject to certain conditions. This order is subject to possible later modification as a result of FERC's consideration of environmental issues. In addition, FERC requested certain further information from the parties to determine whether PG&E, which is currently the principal gas supplier in the region to be served by the expansion project, is entitled to any bypass compensation from MPC and/or EPG as a result of MPC's proposed expansion. MPC and EPG have provided FERC with the requested information and urged that any compensation or other relief to PG&E would be inappropriate. (Similar information was later requested by FERC and provided by MPC regarding the potential for bypass compensation to SoCal). In December 1994, MPC and other parties filed requests for rehearing of certain aspects of FERC's November 1994 order. In February and March 1995, FERC issued orders which granted in part and denied in part rehearing and accordingly modified the November 1994 order. Whether MPC goes forward with the expansion will depend on, among other things, the final actions taken by FERC and whether there is a satisfactory market for the project.

     The capital projects discussed above are expected to be financed through internally generated funds and short-term and long-term borrowings.

RESULTS OF OPERATIONS

Second Quarter 1995 Compared to Second Quarter 1994

     Operating revenues for the quarter ended June 30, 1995, were $26 million lower than for the same period of 1994. Lower gas sales volumes, gas sales rates, mainline transportation rates, and mainline transportation volumes, contributed $11 million, $8 million, $2 million, and $1 million, respectively, to the decrease.

     Operating charges were $19 million lower for the quarter ended June 30, 1995, compared to the same period of 1994. Lower average cost of gas and lower gas sales volumes contributed $7 million and $12 million, respectively, to the decrease.

     Interest and debt expense for the quarter ended June 30, 1995, was $2 million higher than for the same period of 1994 primarily due to higher interest on short-term debt.

     EPG's mainline throughput for the quarter ended June 30, 1995, was 318 billion cubic feet ("Bcf") compared to 313 Bcf for the same period of 1994. The higher throughput was primarily due to an increase in off-system deliveries, which was offset in part by lower mainline transportation deliveries to the California market. Deliveries to California decreased due primarily to lower demand in northern California, a result of an increase in the availability of hydroelectric power.

Six Months Ended 1995 Compared to Six Months Ended 1994

     Operating revenues for the six months ended June 30, 1995, were $43 million lower than for the same period of 1994. Lower gas sales rates, gas sales volumes, mainline transportation rates, mainline transportation volumes, and gathering and processing volumes contributed $23 million, $19 million, $5 million, $2 million, and $1 million, respectively, to the decrease. An increase in return on take-or-pay receivables, higher liquid revenues, as well as amounts related to the Amoco decision partially offset the decrease in operating revenues by $3 million, $1 million, and $4 million, respectively.

     Operating charges for the six months ended June 30, 1995, were $45 million lower than for the same period of 1994. Lower average cost of gas, lower gas sales volumes, and a 1994 litigation special charge contributed $20 million, $19 million, and $15 million, respectively, to the decrease in operating charges. Offsetting this decrease was an increase in operation and maintenance expense and depreciation expense. The increase in operation and maintenance expense was due primarily to higher severance accruals, higher stock related benefits, and a 1994 adjustment for Gas Research Institute fees.

     Interest and debt expense for the six months ended June 30, 1995, was $3 million higher than for the same period of 1994 due primarily to higher interest on short-term debt.

     Other-net income was $4 million lower for the six months ended June 30, 1995, than for the same period of 1994. The 1994 results contain income related to the recovery of EPG's investment in its underground storage facility and interest expense related to a litigation special charge.

     EPG's mainline throughput for the six months ended June 30, 1995, was 634 Bcf compared to 626 Bcf for the same period of 1994. The higher throughput was primarily due to an increase in off-system deliveries, which was offset in part by lower mainline transportation deliveries to the California market. Deliveries to California decreased due primarily to lower demand in northern California, as a result of an increase in the availability of hydroelectric power.

RECENT PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. The Company is in the process of evaluating the implications of SFAS No. 121.

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

          The Program has been made available to Odd-lot Holders pursuant to no-action letter relief granted by the SEC which expires on January 31, 1996. EPG cannot currently determine whether the SEC will extend, modify, or terminate such exemptive relief.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

            10.J.1   -- Amendment No. 1 to EPG's 1995 Incentive Compensation Plan, effective as of July 21, 1995.
            10.Z.1   -- Amendment No. 1 to EPG's 1995 Omnibus Compensation Plan, effective as of July 21, 1995.
            11       -- Computation of Earnings Per Common Share
            27       -- Financial Data Schedule

        B. Reports on Form 8-K

           On May 23, 1995, the Company filed a report on Form 8-K, dated May 23, 1995, with respect to the Agreement with Eastex.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EL PASO NATURAL GAS COMPANY
                                              --------------------------------
                                                        (Registrant)

Date: July 21, 1995                              /s/  H. BRENT AUSTIN
                                              --------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: July 21, 1995                              /s/  THOMAS E. RICKS
                                              --------------------------------
                                                      Thomas E. Ricks
                                               Vice President, Controller and
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                        EXHIBIT
- ---------------------------------------------------------------------------------------------
          10.J.1     -- Amendment No. 1 to EPG's 1995 Incentive Compensation Plan, effective as of July 21, 1995.
          10.Z.1     -- Amendment No. 1 to EPG's 1995 Omnibus Compensation Plan, effective as of July 21, 1995.
          11         -- Computation of Earnings Per Common Share
          27         -- Financial Data Schedule