Form 10-Q
period 1995-09-30
EL PASO NATURAL GAS CO
filed 1995-10-27
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-2700

                            ------------------------

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)


                   DELAWARE                               74-0608280
         (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
      of Incorporation or Organization)
           ONE PAUL KAYSER CENTER,
   100 NORTH STANTON STREET, EL PASO, TEXAS                 79901
   (Address of Principal Executive Offices)               (Zip Code)


       Registrant's Telephone Number, Including Area Code (915) 541-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                      OUTSTANDING
                    -----                                      -----------
   Common Stock, par value $3.00 per share,
            as of October 25, 1995                          34,213,248 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  DEFINITIONS

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

          ABBREVIATIONS,
    ACRONYMNS OR DEFINED TERMS                                 TERMS
-----------------------------------   --------------------------------------------------------
AFUDC..............................   Allowance for Funds Used During Construction
ALJ................................   Administrative Law Judge
Amoco..............................   Amoco Production Company
ARCO...............................   Atlantic Richfield Company
Bcf................................   Billion cubic feet
Board..............................   Board of directors of El Paso Natural Gas Company
CAAA...............................   Clean Air Act Amendments of 1990
CFE................................   Comision Federal de Electricidad
Company............................   El Paso Natural Gas Company and its subsidiaries
Court..............................   Delaware Chancery Court
Court of Appeals...................   United States Court of Appeals for the District of
                                        Columbia Circuit
CPUC...............................   California Public Utilities Commission
CSMRI..............................   Colorado School of Mines Research Institute
District Court.....................   United States District Court for the District of
                                        Columbia
Eastex.............................   Eastex Energy Inc.
EIS/EIR............................   Environmental Impact Statement/Environmental Impact
                                        Report
EMICA..............................   Empresas ICA Sociedad Controladora, S.A. de C.V.
EPA................................   United States Environmental Protection Agency
EPFS...............................   El Paso Field Services Company, a wholly owned
                                        subsidiary of El Paso Natural Gas Company
EPG................................   El Paso Natural Gas Company, unless the context
                                        otherwise requires
EPNC...............................   El Paso New Chaco Company, a wholly owned subsidiary of
                                        El Paso Natural Gas Company
EXIM...............................   Export-Import Bank
FERC...............................   Federal Energy Regulatory Commission
IDB................................   Inter-American Development Bank
Justice Department.................   United States Department of Justice
LIBOR..............................   London Interbank Offered Rate
MD&A...............................   Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations
MFV................................   Modified Fixed Variable
MMcf/d.............................   Million cubic feet per day
MOGI...............................   Meridian Oil Gathering Inc.
MPC................................   Mojave Pipeline Company
North/South Transfer Project.......   98 mile pipeline to parallel and loop El Paso Natural
                                        Gas Company's existing Havasu Crossover Line
NOx................................   Nitrogen Oxides
Odd-Lot Holders....................   Shareholders of El Paso Natural Gas Company owning
                                        beneficially fewer than 100 shares of El Paso Natural
                                        Gas Company's common stock
PCB................................   Polychlorinated Biphenyl
PG&E...............................   Pacific Gas & Electric Company
Plan...............................   Dividend Reinvestment and Common Stock Purchase Plan
Program............................   Continuous Odd-Lot Stock Sales Program
PRP(s).............................   Potentially Responsible Party(ies)

                                       (i)

          ABBREVIATIONS,
    ACRONYMNS OR DEFINED TERMS                                 TERMS
-----------------------------------   --------------------------------------------------------
RI/FS..............................   Remedial Investigation/Feasibility Study
ROD................................   Record of Decision
SEC................................   Securities and Exchange Commission
SFAS...............................   Statement of Financial Accounting Standards
SFV................................   Straight Fixed Variable
SoCal..............................   Southern California Gas Company
TransAmerican......................   TransAmerican Natural Gas Corporation

                                      (ii)

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THIRD QUARTER              NINE MONTHS
                                                  ---------------------     ---------------------
                                                    1995         1994         1995         1994
                                                  --------     --------     --------     --------
Operating revenues..............................  $240,191     $209,424     $629,472     $642,174
                                                  --------     --------     --------     --------
Operating charges
  Operation and maintenance.....................    77,700       75,988      229,386      221,071
  Gas purchases.................................    82,474       51,941      156,328      165,312
  Depreciation, depletion, and amortization.....    17,908       16,277       52,157       48,662
  Litigation special charge.....................        --           --           --       15,062
  Taxes, other than income taxes................     9,419        9,199       29,841       28,653
                                                  --------     --------     --------     --------
                                                   187,501      153,405      467,712      478,760
                                                  --------     --------     --------     --------
Operating income................................    52,690       56,019      161,760      163,414
                                                  --------     --------     --------     --------
Other (income) and income deductions
  Interest and debt expense.....................    21,986       19,280       64,150       58,402
  Other, net....................................    (2,142)       1,816       (4,950)      (4,839)
                                                  --------     --------     --------     --------
                                                    19,844       21,096       59,200       53,563
                                                  --------     --------     --------     --------
Income before income taxes......................    32,846       34,923      102,560      109,851
Income taxes....................................    12,557       13,827       40,101       43,629
                                                  --------     --------     --------     --------
Net income......................................  $ 20,289     $ 21,096     $ 62,459     $ 66,222
                                                  ========     ========     ========     ========
Earnings per common share.......................  $    .60     $    .58     $   1.81     $   1.80
                                                  ========     ========     ========     ========
Average common shares outstanding...............    33,830       36,659       34,590       36,795
                                                  ========     ========     ========     ========
Dividends declared per common share.............  $  .3300     $  .3025     $  .9900     $  .9075
                                                  ========     ========     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                     SEPTEMBER 30,
                                                                         1995          DECEMBER 31,
                                                                      (UNAUDITED)          1994
                                                                     -------------     ------------
Current assets
  Cash and temporary investments...................................   $    24,534       $   27,636
  Accounts and notes receivable, net...............................       167,717          131,650
  Inventories......................................................        38,888           34,666
  Take-or-pay buy-outs, buy-downs, and prepayments, net............        19,571           33,356
  Other regulatory assets..........................................        12,000           12,000
  Deferred income tax benefit......................................        33,127           41,257
  Other............................................................        28,251           18,594
                                                                       ----------       ----------
          Total current assets.....................................       324,088          299,159
                                                                       ----------       ----------
Property, plant, and equipment, net................................     1,920,090        1,861,589
Intangible assets, net.............................................        28,764            4,308
Take-or-pay buy-outs, buy-downs, and prepayments, net..............         1,016           14,502
Other regulatory assets............................................        51,788           59,021
Other..............................................................        87,678           93,192
                                                                       ----------       ----------
                                                                        2,089,336        2,032,612
                                                                       ----------       ----------
          Total assets.............................................   $ 2,413,424       $2,331,771
                                                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................   $   235,665       $  229,356
  Short-term borrowings............................................       222,600          106,800
  Take-or-pay financing liability..................................            --           36,700
  Current maturities on long-term debt.............................        11,111            6,824
  Other............................................................        70,621           72,375
                                                                       ----------       ----------
          Total current liabilities................................       539,997          452,055
                                                                       ----------       ----------
Long-term debt, less current maturities............................       768,367          779,097
Deferred income taxes, less current portion........................       319,312          304,918
Deferred credits...................................................        39,753           40,325
Other..............................................................        45,612           45,740
                                                                       ----------       ----------
                                                                        1,173,044        1,170,080
                                                                       ----------       ----------
Commitments and contingent liabilities (See Note 4)
Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,351 shares..........................................       112,054          112,053
  Additional paid-in capital.......................................       454,713          454,705
  Retained earnings................................................       228,569          202,558
  Less: Treasury stock (at cost) of 3,134 and 1,799 shares.........        94,953           59,680
                                                                       ----------       ----------
          Total stockholders' equity...............................       700,383          709,636
                                                                       ----------       ----------
          Total liabilities and stockholders' equity...............   $ 2,413,424       $2,331,771
                                                                       ==========       ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Cash flows from operating activities
  Net income...........................................................  $ 62,459     $ 66,222
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation, depletion, and amortization.........................    52,157       48,662
     Deferred income taxes.............................................    25,680       26,860
     Net take-or-pay recoveries........................................    27,518       23,722
     Net costs recovered (recoverable) through insurance...............    (1,163)      15,253
     Other working capital changes
       Accounts and notes receivable...................................    35,646       27,022
       Inventories.....................................................    (1,503)      (1,812)
       Other current assets............................................    (7,403)      10,482
       Accrual for regulatory issues...................................        --      (33,527)
       Accounts payable................................................   (62,508)      (4,485)
       Other current liabilities.......................................    (6,900)      (5,506)
     Other.............................................................    12,264       (6,741)
                                                                         --------     --------
          Net cash provided by operating activities....................   136,247      166,152
                                                                         --------     --------
Cash flows from investing activities
  Capital expenditures.................................................  (106,200)     (79,068)
  Proceeds from disposal of property...................................     4,023        4,060
  Net cash flow impact of Eastex Acquisition...........................    (2,864)          --
  Other................................................................   (12,464)     (14,214)
                                                                         --------     --------
          Net cash used in investing activities........................  (117,505)     (89,222)
                                                                         --------     --------
Cash flows from financing activities
  Net short-term borrowings............................................   115,800       28,686
  Long-term debt retirements...........................................   (15,543)     (16,174)
  Repayment of volumetric take-or-pay receivable.......................   (36,700)     (33,908)
  Acquisition of treasury stock........................................   (56,528)     (12,634)
  Dividends paid.......................................................   (33,847)     (32,420)
  Other................................................................     4,974        4,039
                                                                         --------     --------
          Net cash used in financing activities........................   (21,844)     (62,411)
                                                                         --------     --------
Increase (decrease) in cash and temporary investments..................    (3,102)      14,519
Cash and temporary investments
          Beginning of period..........................................    27,636           --
                                                                         --------     --------
          End of period................................................  $ 24,534     $ 14,519
                                                                         ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1994 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at September 30, 1995, and the quarter then ended are unaudited. The condensed balance sheet at December 31, 1994, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. ACQUISITION

     Effective September 1, 1995, Eastex was merged with and into El Paso Acquisition Company, a wholly owned subsidiary of EPG. At the time of the merger, the name of El Paso Acquisition Company was changed to Eastex. Eastex is a natural gas merchant providing gas supplies and gas management services to its customers through the following: (i) direct end user gas sales, (ii) merchant trading, and (iii) gas inventory optimization services.

     Pursuant to the merger, Eastex shareholders received either $4.50 in cash or .1601 shares of EPG common stock for each share of Eastex common stock. The purchase price of approximately $32 million, exclusive of acquisition costs, was financed by the Company through approximately $13 million of available cash and the issuance of approximately 659,000 shares of treasury stock at a market value of approximately $19 million. Acquisition costs of approximately $2 million have been capitalized. Total cash consideration paid, net of cash received, was approximately $3 million. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $17 million, which will be amortized over 40 years using the straight-line method. Eastex had previous goodwill of approximately $5 million. The acquisition has been accounted for as a purchase, and the Company has utilized the "push down" basis of accounting.

     Assets acquired, liabilities assumed, and consideration paid for the acquisition are as follows:

                                                                         (IN THOUSANDS)
                                                                         --------------
        Fair value of assets acquired, including goodwill................    $121,771
        Cash acquired....................................................     (12,992)
        Liabilities assumed..............................................     (86,957)
        Issuance of treasury stock at market value.......................     (18,958)
                                                                            --------
                  Net cash consideration paid............................    $  2,864
                                                                            ========

                          EL PASO NATURAL GAS COMPANY

     The following Eastex net assets are included in the Company's September 30, 1995, Consolidated Balance Sheet:

                                                                     (IN THOUSANDS)
                                                                     --------------
            Cash.....................................................    $ 12,225
            Accounts receivable......................................      76,967
            Inventory................................................       4,504
            Property, plant, and equipment, net......................       5,890
            Intangible assets, net...................................      23,188
            Other assets.............................................       2,177
            Accounts payable.........................................     (84,637)
            Other liabilities........................................      (5,403)
                                                                     --------------
                      Total net assets...............................    $ 34,911
                                                                     ===========

     Eastex's operating results for the month of September 1995 are included in the Company's consolidated results of operations for the quarter and nine months ended September 30, 1995.

3. ACCOUNTING FOR REGULATED OPERATIONS

     EPG and MPC are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     The Consolidated Balance Sheet contains assets and liabilities related to operations which have been recorded pursuant to regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At September 30, 1995, this amount was estimated to be approximately $52 million, net of income taxes. While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, changes in the regulatory and economic environment may, at some point in the future, create circumstances in which application of regulatory accounting principles is no longer appropriate. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

     In September 1995, FERC authorized EPG to abandon certificates applicable to certain gathering and processing facilities, subject to certain conditions. These facilities will be transferred to EPFS effective January 1, 1996. FERC has determined that, upon the transfer to EPFS, the facilities will be exempt from FERC jurisdiction. Accordingly, at January 1, 1996, the provisions of SFAS No. 71 will not apply to EPFS's transactions and balances. The Company does not anticipate that the discontinuance of the application of SFAS No. 71 to EPFS will have a significant impact on the Company's financial condition.

4. COMMITMENTS AND CONTINGENCIES

Rates and Regulatory Matters

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. If the rates are approved as filed, annual revenues would increase by approximately $137 million. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing,

                          EL PASO NATURAL GAS COMPANY
suspended the hearing schedule until December 31, 1995, and appointed a settlement judge to facilitate a resolution of the proceeding before December 31, 1995. Settlement discussions are currently in progress.

     EPG allocated its cost-of-service to the customers served as of January 1, 1996. In addition, EPG included in its filing an alternative tariff exit fee mechanism designed to mitigate cost shifts which may result from future capacity relinquishments. The exit fee mechanism would be applicable to certain contract reductions or terminations and would require certain payments to EPG, which would be appropriately reflected in EPG's rates. In the July 1995 order, FERC rejected EPG's proposed exit fee mechanism. In August 1995, EPG requested rehearing of the July 1995 order. The request for rehearing is currently pending before FERC. If FERC maintains its summary rejection of the Company's proposed exit fee mechanism, and in the absence of other approved procedures, EPG will allocate its total mainline transportation cost-of-service to the remaining customers served following any future capacity relinquishments.

     SoCal has exercised the right to reduce its current firm capacity of 1,450 MMcf/d on EPG's system by 300 MMcf/d, effective January 1, 1996. In addition, PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system with a primary term ending December 31, 1997. EPG's reservation revenues from PG&E during 1994 were approximately $129 million. In June 1995, PG&E notified EPG that it intends to terminate the contract as of December 31, 1997.

     EPG is seeking to offset any reduction in existing firm capacity commitments and related revenues resulting from customer contract terminations, reductions, or modifications through new contracts with various natural gas users in the California, East-of-California, and northern Mexico markets. EPG's efforts to seek new customers in California for such capacity at full tariff rates are adversely impacted by the current excess interstate pipeline capacity to California, which is currently estimated to continue into the next decade.

     EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. EPG is collecting its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for such costs extends through March 1996. EPG has established a reserve, based on throughput projections, for that portion of the receivable balance which is unlikely to be collected over the period through March 1996. The balances of this reserve were $3 million and $9 million at September 30, 1995, and December 31, 1994, respectively.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. Certain of EPG's customers sought review of certain aspects of that order in the Court of Appeals. That appeal is currently pending. The issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an ALJ which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of the FERC decision, which petition is currently pending.

     MPC filed a service and rate design restructuring plan in November 1992 in compliance with the industry-wide restructuring directives of FERC. In March 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan in March 1993.

     Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The

                          EL PASO NATURAL GAS COMPANY
primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. The application of SFV requires MPC's existing firm shippers to pay a higher proportion of their total transportation rate in the reservation component of the rate. Such shippers have contended that FERC's application of SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing, established hearing procedures to determine the justness and reasonableness of the rates proposed by MPC, and allowed those rates to become effective as of March 30, 1995, subject to refund. An evidentiary hearing on issues relating to MPC's rate filing has been scheduled for February 1996. In September 1995, MPC filed a settlement of its rate filing with the support of the FERC staff and a majority of its firm transportation customers. The settlement would continue MPC's rates at existing levels for a 5-year period. MPC anticipates FERC certification and approval of the settlement as it relates to the supporting parties, with a hearing on contested issues to be limited to the minority customer group not supporting the settlement.

Legal Proceedings

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in the Court on May 8, 1991, Amoco alleged breaches by EPG and a then affiliated company, MOGI, of certain gas purchase, gathering, and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Trial of Amoco's claims concluded on July 15, 1993, and on March 29, 1994, the Court rendered a decision in favor of Amoco. As a result of the Court's decision, EPG refunded to Amoco approximately $20 million in the first quarter of 1995. Both EPG's and Amoco's appeals to the Delaware Supreme Court have been dismissed as a result of a settlement between the parties.

     TransAmerican has filed a complaint in a Texas state court against various parties, including EPG, alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter, and the parties have recently stipulated to transfer this case to the State District Court of Dallas County, Texas. Based on information available at this time, management believes that the claims made by TransAmerican have no factual or legal basis and that the ultimate resolution of this matter will not have a materially adverse effect on the Company's financial condition.

     The Justice Department terminated an investigation of EPG's natural gas meter sales and installation practices in the San Juan Basin on January 6, 1995. EPG and the Justice Department agreed to a consent decree, which was filed in the District Court on January 12, 1995, and approved by the District Court on August 4, 1995. The consent decree requires no material change to EPG's existing business practices and imposes no fines or monetary penalties. The consent decree stipulates that EPG may not require a well operator to purchase meter facilities or meter installation equipment as a condition of access to its gathering system in the San Juan Basin and requires EPG to inform well operators that they have the legal right to provide their own meter installation services. The consent decree further provides that any meter installation undertaken by third parties must be done in accordance with environmental and safety standards specified by EPG. Moreover, EPG has the right to inspect such installations to ensure that they conform to standards that apply uniformly on EPG's gathering system. Records of EPG's inspection activities will be maintained to document compliance with EPG's standards and procedures. Pursuant to the terms of the consent decree, EPG has designated an antitrust compliance officer and is implementing required compliance activities.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other

                          EL PASO NATURAL GAS COMPANY
proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

Environmental Matters

     As of September 30, 1995, EPG had a reserve of approximately $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. For the nine months ended September 30, 1995, EPG has incurred approximately $2 million in PCB remediation costs. Future PCB remediation costs are estimated to be between $4 million and $7 million over the next 5 years.

     2 -- In June 1993, EPG executed an Administrative Order on Consent with EPA to conduct a RI/FS for a site located in Statesville, North Carolina that has been identified for cleanup. EPG and other PRP have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $16 million and $29 million over a 30-year period. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the remediation costs.

     3 -- In November 1993, in accordance with an EPA order, EPG and ARCO submitted work plans for remediation of the Prewitt Refinery site in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be approximately $10 million over a 30-year period. Remediation began in May 1995.

     4 -- In December 1993, EPA issued a Notice of Potential Liability for the
          CSMRI site in Golden, Colorado ordering EPG and eleven other PRPs to clean up the site. EPA has determined that the volume of hazardous substances sent to the site by EPG represents less than 2.5 percent of the total volumes sent by all PRPs. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $0.4 million.

     5 -- EPG and other PRP have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and other PRP have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG estimates its costs for remediation will be approximately $5 million. However, costs could be higher once the environmental assessments have been completed.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. EPG negotiated a settlement agreement effective August 10, 1995. In accordance with the agreement, EPG paid approximately $0.6 million in the third quarter of 1995.

     7 -- EPG and other PRPs entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued a ROD in September 1995. Based upon EPA's ROD, the proposed remediation and EPA oversight costs are estimated to be $1.6 million. The allocation of these costs between EPG and the other PRPs is currently being negotiated. EPG's share of the costs is estimated to be approximately $0.8 million over a 5-year period.

     Management believes the amount reserved as of September 30, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.

                          EL PASO NATURAL GAS COMPANY

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State of Tennessee and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other PRPs. Since investigation is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     EPG also has potential expenditures, of a capital nature, for the following environmental projects:

     1 -- EPG has analyzed the CAAA, and believes that the impact to the Company's operations will be primarily in the following areas: (i) potential required reductions in the emissions of NOx in non-attainment areas, (ii) the requirement for air emissions permitting of existing facilities, and (iii) compliance assurance monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $10 million will be spent from 1996 through 2005. When finalized, EPA's proposed compliance assurance monitoring rules could potentially impose greater costs to the Company.

     2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury-containing meters with other measurement devices. As of September 30, 1995, approximately $13 million has been capitalized. The total capitalized cost of the project is estimated to be approximately $14 million. The project is expected to be completed by the end of 1995. EPG will close and retire about 2,250 earthen siphon/dehydration pits in the San Juan Basin, as required by certain environmental regulations. As of September 30, 1995, approximately $7 million has been capitalized. Total project costs are estimated to be approximately $10 million. The mercury remediation and pit closure costs incurred through December 31, 1995, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting principles. The earthen siphon/dehydration pits will be transferred to EPFS effective January 1, 1996, as authorized by FERC. As such, regulatory accounting principles will no longer be applicable, and the costs associated with the remediation of the pits will no longer be capitalized but will be expensed as incurred.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

Guarantees

     In February 1995, EPNC entered into a 7.75-year lease for a plant which is being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtains financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guaranteed all obligations of EPNC under the lease. Construction of the plant began in April 1995, and it is expected to be in service by early 1996.

     To moderate its exposure to interest rates, EPNC entered into an interest rate swap arrangement effective July 31, 1995, whereby approximately 50 percent of the current lease financing would be converted from a LIBOR-based floating rate to a 5.9 percent fixed rate.

                          EL PASO NATURAL GAS COMPANY

     The effective dates and notional amounts subject to the swap arrangement are as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
                July 31, 1995 -- October 31, 1995..............     $ 12,500
                October 31, 1995 -- April 30, 1996.............     $ 25,000
                April 30, 1996 -- December 31, 1997............     $ 35,000

5. FINANCING TRANSACTIONS

     As of September 30, 1995, and December 31, 1994, approximately $173 million and $107 million, respectively, of commercial paper was outstanding. In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires in August 1999. This facility was established primarily as a liquidity facility for the Company's commercial paper program. As of September 30, 1995, there was $50 million outstanding under this facility. There were no borrowings outstanding under this facility as of December 31, 1994. In October 1994, EPG established an additional $30 million line of credit facility. As of September 30, 1995, and December 31, 1994, there were no borrowings outstanding under this line of credit facility. By Board resolution, total short-term borrowings by EPG shall not exceed the borrowing capacity under the currently existing revolving credit facility.

     Eastex has available a credit facility of approximately $20 million which expires October 31, 1995. There were no borrowings outstanding under the credit facility as of September 30, 1995. Eastex does not expect to renew or replace the facility upon its termination date of October 31, 1995. Eastex had letters of credit outstanding at September 30, 1995, of approximately $6 million, which limited borrowing on the credit facility to $14 million.

     On September 12, 1995, EPG retired $9 million of Eastex long-term debt.

     In January 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. During the third quarter of 1995, EPG prepaid the $17 million take-or-pay financing liability outstanding.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC. As of September 30, 1995, EPG had not issued any securities pursuant to the shelf registration statement.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1995, and December 31, 1994, consisted of the following:

                                                                 1995           1994
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
        Property, plant, and equipment, at cost.............  $3,029,846     $2,968,220
        Less accumulated depreciation and depletion.........   1,204,703      1,205,637
                                                              ----------     ----------
                                                               1,825,143      1,762,583
        Additional acquisition cost assigned to utility
          plant, net of accumulated amortization............      94,947         99,006
                                                              ----------     ----------
             Property, plant, and equipment, net............  $1,920,090     $1,861,589
                                                              ==========     ==========

                          EL PASO NATURAL GAS COMPANY

7. INTANGIBLE ASSETS

     Intangible assets at September 30, 1995, and December 31, 1994, consisted of the following:

                                                                 1995           1994
                                                              ----------     ----------
                                                                    (IN THOUSANDS)
        Goodwill............................................  $   23,003     $       --
        Other intangible assets.............................      14,563         11,148
                                                              ----------     ----------
                                                                  37,566         11,148
        Less accumulated amortization.......................       8,802          6,840
                                                              ----------     ----------
        Intangible assets, net..............................  $   28,764     $    4,308
                                                              ==========     ==========

     Goodwill is being amortized over a 40-year period using the straight-line method. Other intangible assets are valued at cost and are being amortized over a period ranging between 5 years and 25 years using the straight-line or composite method.

8. INVENTORIES

     Inventories at September 30, 1995, and December 31, 1994, consisted of the following:

                                                                 1995           1994
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
        Materials and supplies..............................  $   34,383     $   34,666
        Gas in storage......................................       4,505             --
                                                              ----------     ----------
                                                              $   38,888     $   34,666
                                                              ==========     ==========

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES

                                                                     NINE MONTHS
                                                              -------------------------
                                                                 1995           1994
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
        Net cash payments
          Interest..........................................  $   73,895     $   65,671
          Income taxes, net of refunds......................  $    8,913     $   25,528

10. RECENT PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 must be adopted no later than the fiscal year beginning after December 15, 1995. The Company is in the process of evaluating the implications of SFAS No. 121 and the timing of its adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, in addition to the interim consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

     Net cash provided by operating activities was $136 million for the nine months ended September 30, 1995, compared with $166 million for the same period of 1994. The decrease from the previous year was primarily due to a payment resulting from the Amoco decision, timing of insurance premium payments, 1994 net insurance reimbursements, lower tax refunds, lower net cash received on gas imbalance settlements, higher interest payments, and timing differences in other working capital disbursements. The decrease was partially offset by 1994 take-or-pay refunds to customers, lower tax payments, lower take-or-pay payments, and timing differences in other working capital receipts.

  Rates and Regulatory Matters

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. If the rates are approved as filed, annual revenues would increase by approximately $137 million. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing, suspended the hearing schedule until December 31, 1995, and appointed a settlement judge to facilitate a resolution of the proceeding before December 31, 1995. Settlement discussions are currently in progress.

     EPG allocated its cost-of-service to the customers served as of January 1, 1996. In addition, EPG included in its filing an alternative tariff exit fee mechanism designed to mitigate cost shifts which may result from future capacity relinquishments. The exit fee mechanism would be applicable to certain contract reductions or terminations and would require certain payments to EPG, which would be appropriately reflected in EPG's rates. In the July 1995 order, FERC rejected EPG's proposed exit fee mechanism. In August 1995, EPG requested rehearing of the July 1995 order. The request for rehearing is currently pending before FERC. If FERC maintains its summary rejection of the Company's proposed exit fee mechanism, and in the absence of other approved procedures, EPG will allocate its total mainline transportation cost-of-service to the remaining customers served following any future capacity relinquishments.

     SoCal has exercised the right to reduce its current firm capacity of 1,450 MMcf/d on EPG's system by 300 MMcf/d, effective January 1, 1996. In addition, PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system with a primary term ending December 31, 1997. EPG's reservation revenues from PG&E during 1994 were approximately $129 million. In June 1995, PG&E notified EPG that it intends to terminate the contract as of December 31, 1997.

     EPG is seeking to offset any reduction in existing firm capacity commitments and related revenues resulting from customer contract terminations, reductions, or modifications through new contracts with various natural gas users in the California, East-of-California, and northern Mexico markets. EPG's efforts to seek new customers in California for such capacity at full tariff rates are adversely impacted by the current excess interstate pipeline capacity to California, which is currently estimated to continue into the next decade.

     In January 1994, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain gathering and processing facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     Such facilities are used for gathering and other nonjurisdictional functions and are an inherent part of EPG's current gathering and processing operations. The facilities consist of approximately 6,700 miles of various sized pipelines, compressors with an aggregate installed horsepower of 40,600, and various treating and processing plants.

     In May 1995, EPG filed an application with FERC seeking an order which would terminate, effective January 1, 1996, certificates applicable to certain offshore gathering facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction.

     In September 1995, FERC granted the abandonments requested in the January 1994 and May 1995 applications, subject to certain conditions. EPG will transfer the facilities to EPFS effective January 1, 1996. As of September 30, 1995, the net assets to be transferred to EPFS are estimated to be approximately $143 million. FERC has determined that, upon the transfer to EPFS, the facilities will be exempt from FERC jurisdiction. Various parties have requested rehearing of FERC's September 1995 orders.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. Certain of EPG's customers sought review of certain aspects of that order in the Court of Appeals. That appeal is currently pending. The issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an ALJ which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of the FERC decision, which petition is currently pending.

  Legal Proceedings

     In El Paso Natural Gas Company and Meridian Oil Gathering Inc. v. Amoco Production Company, filed in the Court on May 8, 1991, Amoco alleged breaches by EPG and a then affiliated company, MOGI, of certain gas purchase, gathering, and transportation agreements pertaining to natural gas produced by Amoco in the San Juan Basin. Trial of Amoco's claims concluded on July 15, 1993, and on March 29, 1994, the Court rendered a decision in favor of Amoco. As a result of the Court's decision, EPG refunded to Amoco approximately $20 million in the first quarter of 1995. Both EPG's and Amoco's appeals to the Delaware Supreme Court have been dismissed as a result of a settlement between the parties.

     TransAmerican has filed a complaint in a Texas state court against various parties, including EPG, alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter, and the parties have recently stipulated to transfer this case to the State District Court of Dallas County, Texas. Based on information available at this time, management believes that the claims made by TransAmerican have no factual or legal basis and that the ultimate resolution of this matter will not have a materially adverse effect on the Company's financial condition.

     The Justice Department terminated an investigation of EPG's natural gas meter sales and installation practices in the San Juan Basin on January 6, 1995. EPG and the Justice Department agreed to a consent decree, which was filed in the District Court on January 12, 1995, and approved by the District Court on August 4, 1995. The consent decree requires no material change to EPG's existing business practices and imposes no fines or monetary penalties. The consent decree stipulates that EPG may not require a well operator to purchase meter facilities or meter installation equipment as a condition of access to its gathering system in the San Juan Basin and requires EPG to inform well operators that they have the legal right to provide their own meter installation services. The consent decree further provides that any meter installation undertaken by third parties must be done in accordance with environmental and safety standards specified by EPG. Moreover, EPG has the right to inspect such installations to ensure that they conform to standards that apply uniformly on EPG's gathering system. Records of EPG's inspection activities will be maintained to document compliance with EPG's standards and procedures. Pursuant to the terms of the consent decree, EPG has designated an antitrust compliance officer and is implementing required compliance activities.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition.

  Environmental Matters

     As of September 30, 1995, EPG had a reserve of approximately $38 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. For the nine months ended September 30, 1995, EPG has incurred approximately $2 million in PCB remediation costs. Future
          PCB remediation costs are estimated to be between $4 million and $7 million over the next 5 years.

     2 -- In June 1993, EPG executed an Administrative Order on Consent with EPA to conduct a RI/FS for a site located in Statesville, North Carolina that has been identified for cleanup. EPG and other PRP have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $16 million and $29 million over a 30-year period. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the remediation costs.

     3 -- In November 1993, in accordance with an EPA order, EPG and ARCO submitted work plans for remediation of the Prewitt Refinery site in McKinley County, New Mexico. EPG and ARCO have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be approximately $10 million over a 30-year period. Remediation began in May 1995.

     4 -- In December 1993, EPA issued EPG a Notice of Potential Liability for the CSMRI site in Golden, Colorado ordering EPG and eleven other PRPs to clean up the site. EPA has determined that the volume of hazardous substances sent to the site by EPG represents less than 2.5 percent of the total volumes sent by all PRPs. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $0.4 million.

     5 -- EPG and other PRP have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and other PRP have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG estimates its costs for remediation will be approximately $5 million. However, costs could be higher once the environmental assessment has been completed.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. EPG negotiated a settlement agreement effective August 10, 1995. In accordance with the agreement, EPG paid approximately $0.6 million in the third quarter of 1995.

     7 -- EPG and other PRPs entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued a ROD in September 1995. Based upon EPA's ROD, the proposed remediation and EPA oversight costs are estimated to be $1.6 million. The allocation of these costs between EPG and the other PRPs is currently being negotiated. EPG's share of the costs is estimated to be approximately $0.8 million over a 5-year period.

     Management believes the amount reserved as of September 30, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State of Tennessee and EPA are in the preliminary stages of investigating the nature and extent of contamination, as well as identifying other PRPs. Since investigation is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     EPG also has potential expenditures, of a capital nature, for the following environmental projects:

          1 -- EPG has analyzed the CAAA, and believes that the impact to the Company's operations will be primarily in the following areas:
               (i) potential required reductions in the emissions of NOx in non-attainment areas, (ii) the requirement for air emissions permitting of existing facilities, and (iii) compliance assurance monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $10 million will be spent from 1996 through 2005. When finalized, EPA's proposed compliance assurance monitoring rules could potentially impose greater costs to the Company.

          2 -- EPG has been conducting remediation of mercury contamination at certain facilities and is replacing mercury-containing meters with other measurement devices. As of September 30, 1995, approximately $13 million has been capitalized. The total capitalized cost of the project is estimated to be approximately $14 million. The project is expected to be completed by the end of 1995. EPG will close and retire about 2,250 earthen siphon/dehydration pits in the San Juan Basin, as required by certain environmental regulations. As of September 30, 1995, approximately $7 million has been capitalized. Total project costs are estimated to be approximately $10 million. The mercury remediation and pit closure costs incurred through December 31, 1995, which are associated with the retirement of equipment, will be recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting principles. The earthen siphon/dehydration pits will be transferred to EPFS effective January 1, 1996, as authorized by FERC. As such, regulatory accounting principles will no longer be applicable, and the costs associated with the remediation of the pits will no longer be capitalized but will be expensed as incurred.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information or developments occur, related accrual amounts will be adjusted accordingly.

  Acquisition

     Effective September 1, 1995, Eastex was merged with and into El Paso Acquisition Company, a wholly owned subsidiary of EPG. At the time of the merger, the name of El Paso Acquisition Company was changed to Eastex. The purchase price of approximately $32 million, exclusive of acquisition costs, was financed by the Company through approximately $13 million of available cash and the issuance of approximately 659,000 shares of treasury stock at a market value of approximately $19 million. Acquisition costs of approximately $2 million have been capitalized. Total cash consideration paid, net of cash received, was approximately $3 million. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $17 million, which will be amortized over 40 years using the straight-line method. Eastex had previous goodwill of approximately $5 million. The acquisition has been accounted for as a purchase, and the Company has utilized the "push down" basis of accounting.

     The following Eastex net assets are included in the Company's September 30, 1995, Consolidated Balance Sheet:

                                                                     (IN THOUSANDS)
                                                                     --------------
            Cash.....................................................    $ 12,225
            Accounts receivable......................................      76,967
            Inventory................................................       4,504
            Property, plant, and equipment, net......................       5,890
            Intangible assets, net...................................      23,188
            Other assets.............................................       2,177
            Accounts payable.........................................     (84,637)
            Other liabilities........................................      (5,403)
                                                                     --------------
                      Total net assets...............................    $ 34,911
                                                                     ==============

     Eastex's operating results for the month of September 1995 are included in the Company's consolidated results of operations for the quarter and nine months ended September 30, 1995.

  Capital Expenditures

     The Company's planned capital expenditures for 1995 of $200 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the nine months ended September 30, 1995, were $106 million compared to $79 million for the same period of 1994. The increase is due primarily to a system expansion in the San Juan Basin, various compression projects, and the purchase of a cryogenic processing plant and related gathering system.

     In March 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant (see "Project Investments" of MD&A) and to an existing power plant in the same location. The proposed expansion would provide an additional 300 MMcf/d of capacity at a cost of approximately $12 million. In November 1993, FERC issued an order that approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. In December 1993, PG&E, SoCal, and the CPUC jointly filed a motion with FERC seeking clarification or rehearing of the November 1993 order on the Samalayuca II Power Plant project. In November 1994, FERC required EPG to provide the executed long-term contracts or binding agreements for a substantial amount of the firm capacity of the proposed facilities by January 1995. EPG advised FERC that although the contracts or agreements had not been obtained, EPG believes the project remains viable and that the application should therefore not be dismissed.

     In June 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to expand its existing mainline system in the San Juan Basin by approximately 300 MMcf/d at a cost of about $26 million. The proposed expansion would accommodate increased volumes and provide markets with enhanced access to San Juan Basin gas supplies. FERC held a technical conference in August 1994 with respect to the June 1994 application. In August 1995, FERC authorized the expansion project, conditioned on EPG's compliance with various environmental conditions. In addition, FERC authorized the inclusion of the project costs in EPG's rates. The project is expected to be completed in December 1995.

     In April 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to build the North/South Transfer Project. The proposed pipeline would allow for the transfer of 468 MMcf/d of San Juan Basin gas to EPG's south system and would enhance EPG's overall system flexibility to meet market demands. The project is expected to cost approximately $62 million. At the request of several of EPG's customers, FERC held a technical conference in August 1994 with respect to the April 1994 application.

     In April 1995, FERC issued a preliminary determination approving the nonenvironmental aspects of the North/South Transfer project. EPG must demonstrate that the project benefits EPG's customers or meets such other standard as might be established by FERC in order for the project costs to be included in EPG's rates. A final order approving the project is dependent on a favorable environmental review. The CPUC,

PG&E, and SoCal, jointly, have filed requests for rehearing of the preliminary determination issued on the North/South Transfer Project. In May 1995, EPG provided notice of an open season on the North/South Transfer Project. The open season ended June 30, 1995, and EPG continues to review facility designs and customer interest.

     In March 1993, MPC filed an application, which was amended in November 1993 and April 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system at an estimated cost of approximately $500 million.

     In December 1993, FERC held a public conference to examine the questions raised by the CPUC and PG&E regarding MPC's proposed expansion. The primary issue was whether FERC or the CPUC should have jurisdiction over the expansion. In February 1994, FERC issued an order determining that it has exclusive jurisdiction over MPC and its proposed expansion. In March 1994, the CPUC, PG&E, and other parties filed for rehearing or clarification of FERC's February 1994 order. In November 1994, FERC issued an order which addressed all nonenvironmental issues and, on that basis, granted MPC preliminary certificate authorization for the proposed expansion, subject to certain conditions. In addition, FERC requested certain further information from the parties to determine whether PG&E, which is currently the principal gas supplier in the region to be served by the expansion project, is entitled to any bypass compensation from MPC and/or EPG as a result of MPC's proposed expansion. MPC and EPG provided FERC the requested information and urged that any compensation or other relief to PG&E would be inappropriate. (Similar information was later requested by FERC and provided by MPC regarding the potential for bypass compensation to SoCal.) In December 1994, MPC and other parties filed requests for rehearing of certain aspects of FERC's November 1994 order. In February and March 1995, FERC issued orders which granted in part, and denied in part, rehearing and accordingly modified the November 1994 order.

     In July 1995, a final EIS/EIR for the expansion was issued by FERC and the California Lands Commission which concluded that the project could be built in an environmentally acceptable manner with appropriate mitigation. In August 1995, FERC issued a final order which resolved all pending issues relating to the EIS/EIR, reconfirmed its jurisdiction, and granted MPC a certificate to construct and operate the expansion, subject to certain conditions. In addition, FERC held that bypass compensation would be inappropriate. MPC and other parties filed requests for rehearing and clarification of the August 1995 order, which requests are currently pending. Other parties have filed for review of the August 1995 order with the United States Court of Appeals for the 9th Circuit on issues that were not subject to further rehearing. Whether MPC proceeds with the expansion will depend on, among other things, the final actions taken by FERC and whether there is a satisfactory market for the project.

  Project Investments

     Samalayuca II Power Plant (Mexico)

     The Company is a member of a consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico. In December 1992, an award for construction was granted to the consortium by the CFE. The consortium will construct the plant, which is projected to cost approximately $645 million, and lease it to CFE for a term of 20 years. The Company has a 20 percent interest in the consortium and plant. The Company will make an initial equity investment of approximately $26 million. CFE and the consortium are negotiating a trust agreement, which is substantially complete. The consortium has recently received approval for non-recourse senior debt funding of up to 80 percent of the capital requirements from the U.S. EXIM and IDB. The project is expected to close in the fourth quarter of 1995.

     TransColorado Pipeline Project

     In the third quarter of 1995, the Company purchased a one-third interest in TransColorado Gas Transmission Company from Public Service Company of Colorado for approximately $4 million. The Company paid approximately $2 million cash. The balance of approximately $2 million is due upon commencement of the pipeline project. KN Energy, Inc. and Questar Pipeline Company also each own a one-third interest in TransColorado Gas Transmission Company.

     In November 1994, TransColorado Gas Transmission Company received FERC authorization to build a 292 mile pipeline with a capacity of 300 MMcf/d, from northwest Colorado to the Blanco Hub area in the San Juan Basin. The project is estimated to cost approximately $194 million. The proposed pipeline will provide an alternative outlet for natural gas produced in the Rocky Mountain region and will enhance the Company's overall flexibility to meet market demands. Construction of the proposed pipeline has not yet begun.

     Aguaytia Energy Project (Peru)

     In August 1995, the Company became a member of a consortium that plans to develop a $190 million integrated gas and power project in Peru, called the Aguaytia Energy Project. The Company's investment in the project is estimated to be between $35 million and $40 million. The consortium will sell electricity, propane, and natural gasoline to meet the growing demand for energy in Peru. Initially, the project will be funded 100 percent with equity. Negotiations are currently underway with a major lender to provide non-recourse senior debt financing. Construction is expected to begin in early 1996 and operations are expected to commence in late 1997.

     EMICA Agreement

     In July 1995, the Company entered into an agreement with EMICA for the joint development, construction, operation, and ownership of natural gas pipelines and other infrastructure projects in Mexico and Central and South America. Management believes that EMICA's international engineering and construction experience, combined with the Company's energy, natural gas marketing, and operating experience enables the two companies to offer Mexico a uniquely qualified partnership between a major U.S. company and a major Mexican company to build the energy infrastructure that Mexico needs to revitalize its economy.

  Financing Facilities

     As of September 30, 1995, and December 31, 1994, approximately $173 million and $107 million, respectively, of commercial paper was outstanding. In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires in August 1999. This facility was established primarily as a liquidity facility for the Company's commercial paper program. As of September 30, 1995, there was $50 million outstanding under this facility. There were no borrowings outstanding under this facility as of December 31, 1994. In October 1994, EPG established an additional $30 million line of credit facility. As of September 30, 1995, and December 31, 1994, there were no borrowings outstanding under this line of credit facility. By Board resolution, total short-term borrowings by EPG shall not exceed the borrowing capacity under the currently existing revolving credit facility.

     Eastex has available a credit facility of approximately $20 million which expires October 31, 1995. There were no borrowings outstanding under the credit facility as of September 30, 1995. Eastex does not expect to renew or replace the facility upon its termination date of October 31, 1995. Eastex had letters of credit outstanding at September 30, 1995, of approximately $6 million, which limited borrowing on the credit facility to $14 million.

     On September 12, 1995, EPG retired $9 million of Eastex long-term debt.

     In January 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. During the third quarter of 1995, EPG prepaid the $17 million take-or-pay financing liability outstanding.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC. As of September 30, 1995, EPG had not issued any securities pursuant to the shelf registration statement.

     Available shelf registration and lines of credit for EPG at September 30, 1995, as discussed above, are summarized as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
                Short-term borrowings..........................     $177,000
                Shelf registration.............................      400,000
                                                                 --------------
                     Available financing facilities............     $577,000
                                                                 ===========

  Common Stock and Other Stockholders' Equity

     The following table reflects quarterly dividends declared and paid on EPG's common stock:

  DECLARATION DATE     AMOUNT PER SHARE      PAYMENT DATE        TOTAL AMOUNT
  ----------------     ----------------     ---------------     --------------
                                                                (IN THOUSANDS)
  October 13, 1994         $ 0.3025         January 3, 1995        $ 10,824
  January 13, 1995         $ 0.3300         April 3, 1995          $ 11,574
  April 13, 1995           $ 0.3300         July 3, 1995           $ 11,423
  July 21, 1995            $ 0.3300         October 2, 1995        $ 11,074

     On October 20, 1995, the Board declared a quarterly dividend of $0.3300 per share on EPG's common stock, payable on January 2, 1996, to shareholders of record on December 8, 1995.

     In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. This authorization is in addition to a two million share authorization received in October 1992. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG stock option compensation plans and for other corporate purposes. On September 20, 1995, EPG issued 659,436 shares of treasury stock in connection with the Eastex acquisition (see Note 2 of Notes to Consolidated Financial Statements). Pursuant to the foregoing authorizations, the Company has purchased 4.7 million shares as of September 30, 1995.

  Financing Requirements

     Future funding for capital expenditures, acquisitions, long-term debt retirements, dividends, and other expenditures will be provided by internally generated funds, debt/equity issuances, and/or available credit facilities.

  Company Restructuring

     In response to changes in the natural gas industry, increased competition, and future firm capacity contract step-downs and terminations, the Company has initiated an extensive review of its business processes. The Company anticipates adopting a program to restructure its businesses and reduce operating costs through workforce reductions and improved work processes. This will position the Company to more effectively address the changes occurring in the natural gas industry.

RESULTS OF OPERATIONS

  Third Quarter 1995 Compared to Third Quarter 1994

     Operating revenues for the quarter ended September 30, 1995, were $31 million higher than for the same period of 1994. The consolidation of Eastex contributed $51 million to the increase. Lower gas sales rates, lower gas sales volumes, lower transportation rates, and lower transportation volumes partially offset the increase in operating revenues by $9 million, $5 million, $3 million, and $1 million, respectively.

     Operating charges were $34 million higher for the quarter ended September 30, 1995, compared to the same period of 1994. The consolidation of Eastex contributed $50 million to the increase. Lower average cost of gas and gas sales volumes partially offset the increase in operating charges by $13 million and $5 million, respectively.

     Interest and debt expense for the quarter ended September 30, 1995, was $3 million higher than for the same period of 1994 primarily due to interest on increased short-term borrowings.

     Other-net was $4 million higher for the quarter ended September 30, 1995, than for the same period of 1994, as a result of 1994 employee litigation costs.

     EPG's mainline throughput for the quarter ended September 30, 1995, was 319 Bcf compared to 338 Bcf for the same period of 1994. The lower throughput was primarily due to a decrease in deliveries to the California market, resulting from an increase in the availability of hydroelectric power. The decrease in California deliveries was partially offset by increased off-system deliveries, a result of producers and marketers seeking alternative markets for their gas.

  Nine Months Ended 1995 Compared to Nine Months Ended 1994

     Operating revenues for the nine months ended September 30, 1995, were $13 million lower than for the same period of 1994. Lower gas sales rates, lower gas sales volumes, lower transportation rates, lower transportation volumes, and lower gathering and processing volumes contributed $32 million, $24 million, $8 million, $4 million, and $1 million, respectively, to the decrease. The consolidation of Eastex partially offset the decrease by $51 million. Also offsetting the decrease in operating revenues were higher gathering and processing rates, higher return on take-or-pay receivables, higher liquid revenues, and amounts related to the Amoco decision of $2 million, $2 million, $1 million, and $6 million, respectively.

     Operating charges for the nine months ended September 30, 1995, were $11 million lower than for the same period of 1994. Lower average cost of gas, lower gas sales volumes, and a 1994 litigation special charge contributed $33 million, $25 million, and $15 million, respectively, to the decrease in operating charges. The consolidation of Eastex partially offset the decrease by $50 million. Increases in operation and maintenance expense and depreciation expense also offset the decrease in operating charges. The increase in operation and maintenance expense was due primarily to higher stock related benefits, write-offs of dry hole costs, and higher severance accruals.

     Interest and debt expense for the nine months ended September 30, 1995, was $6 million higher than for the same period of 1994 primarily due to interest on increased short-term borrowings.

     Other-net was higher for the nine months ended September 30, 1995, than for the same period of 1994. The 1994 results contain interest expense related to the special charge for litigation, income related to the recovery of EPG's investment in its underground storage facility, employee litigation costs, and lower AFUDC revenue.

     EPG's mainline throughput for the nine months ended September 30, 1995, was 953 Bcf compared to 965 Bcf for the same period of 1994. The lower throughput was primarily due to a decrease in deliveries to the California market, a result of an increase in the availability of hydroelectric power. The decrease in California deliveries was partially offset by higher off-system deliveries, a result of producers and marketers seeking alternative markets for their gas.

OTHER

  Accounting for Regulated Operations

     EPG and MPC are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     The Consolidated Balance Sheet contains assets and liabilities related to operations which have been recorded pursuant to regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At September 30, 1995, this amount was estimated to be approximately $52 million, net of income taxes. While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, changes in the regulatory and economic environment may, at some point in the future, create circumstances in which application of regulatory accounting principles is no longer appropriate. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

     In September 1995, FERC authorized EPG to abandon certificates applicable to certain gathering and processing facilities, subject to certain conditions. These facilities will be transferred to EPFS effective January 1, 1996. FERC has determined that, upon the transfer to EPFS, the facilities will be exempt from FERC jurisdiction. Accordingly, at January 1, 1996, the provisions of SFAS No. 71 will not apply to EPFS's transactions and balances. The Company does not anticipate that the discontinuance of the application of SFAS No. 71 to EPFS will have a significant impact on the Company's financial condition.

  Recent Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 must be adopted no later than the fiscal year beginning after December 15, 1995. The Company is in the process of evaluating the implications of SFAS No. 121 and the timing of its adoption.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 4 to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

  Continuous Odd-Lot Stock Sales Program

     EPG has made available a Program in which Odd-lot Holders are offered a convenient method of disposing of all their shares without incurring the customary brokerage costs associated with the sale of an odd-lot. Only Odd-lot Holders are eligible to participate in the Program. The Program is strictly voluntary, and no Odd-lot Holder is obligated to sell pursuant to the Program. A brochure and related materials describing the Program were sent to Odd-lot Holders in February 1994. The Program currently does not have a termination date, but EPG may suspend the Program at any time. Inquiries regarding the Program should be directed to The First National Bank of Boston.

     The Program has been made available to Odd-lot Holders pursuant to no-action letter relief granted by the SEC which expires on January 31, 1996. EPG cannot currently determine whether the SEC will extend, modify, or terminate such exemptive relief.

  Dividend Reinvestment and Common Stock Purchase Plan

     EPG has made available a Plan which provides all shareholders of record a convenient and economical means of increasing their holdings in EPG's common stock. A shareholder who owns shares of common stock in street name or broker name and who wishes to participate in the Plan will need to have his or her broker or nominee transfer the shares into the shareholder's name. The Plan is strictly voluntary, and no shareholder of record is obligated to participate in the Plan. A brochure and related materials describing the Plan were sent to shareholders of record in November 1994. The Plan currently does not have a termination date, but EPG may suspend the Plan at any time. Inquiries regarding the Plan should be directed to The First National Bank of Boston.

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

                                               EL PASO NATURAL GAS COMPANY

                                          --------------------------------------
                                                       (Registrant)

Date: October 26, 1995                           /s/  H. BRENT AUSTIN
                                            -----------------------------------
                                                      H. Brent Austin
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: October 26, 1995                           /s/  THOMAS E. RICKS
                                            -----------------------------------
                                                     Thomas E. Ricks
                                              Vice President, Controller and
                                                 Chief Accounting Officer

                               INDEX TO EXHIBITS

     Exhibit No.                  Description
     -----------                  -----------

          11         -- Computation of Earnings Per Common Share

          27         -- Financial Data Schedule