Form 10-K
period 1995-12-31
EL PASO NATURAL GAS CO
filed 1996-03-15
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR

[ ]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM             TO             .

                        COMMISSION FILE NUMBER 1-2700

                         EL PASO NATURAL GAS COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
                       (STATE OR OTHER JURISDICTION OF
                        INCORPORATION OR ORGANIZATION)

                            ONE PAUL KAYSER CENTER
                   100 NORTH STANTON STREET, EL PASO, TEXAS
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  74-0608280
                               (I.R.S. EMPLOYER
                             IDENTIFICATION NO.)

                                    79901
                                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (915) 541-2600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     COMMON STOCK, PAR VALUE $3 PER SHARE

                       PREFERRED STOCK PURCHASE RIGHTS

                             9.45% Notes due 1999
                             8 5/8% Debentures due 2012

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
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of February 29, 1996, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date: $1,190,527,503.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Class: common stock, par value $3 per share. Shares outstanding on February 29, 1996: 35,274,889

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: El Paso Natural Gas Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS


ITEM NO.                                   CAPTION                                       PAGE
--------                                   -------                                       ----
Glossary.................................................................................   ii

                                            PART I

1. and 2.     Business and Properties....................................................    1
3.            Legal Proceedings..........................................................   12
4.            Submission of Matters to a Vote of Security Holders........................   12

                                            PART II

5.            Market for Registrant's Common Equity and Related Stockholder Matters......   13
6.            Selected Financial Data....................................................   14
7.            Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................   15
                (a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
                    the Private Securities Litigation Reform Act of 1995.................   24
8.            Financial Statements and Supplementary Data................................   26
9.            Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...............................................................   54

                                           PART III

10.           Directors and Executive Officers of the Registrant.........................   54
11.           Executive Compensation.....................................................   54
12.           Security Ownership of Certain Beneficial Owners and Management.............   54
13.           Certain Relationships and Related Transactions.............................   54

                                            PART IV

14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K............   55
              Signatures.................................................................   60

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

               ABBREVIATIONS,
         ACRONYMS, OR DEFINED TERMS                                TERMS
         --------------------------                                -----
Amoco........................................  Amoco Production Company
APB..........................................  Accounting Principles Board Opinion
Bcf..........................................  Billion cubic feet
Bcf/d........................................  Billion cubic feet per day
Board........................................  Board of directors of El Paso Natural Gas
                                               Company
BR...........................................  Burlington Resources Inc.
CAAA.........................................  Clean Air Act Amendments of 1990
CFE..........................................  Comision Federal de Electricidad, the Mexican
                                               government-owned electric utility
Company......................................  El Paso Natural Gas Company and its
                                               subsidiaries
Court of Appeals.............................  United States Court of Appeals for the
                                               District of Columbia Circuit
CPUC.........................................  California Public Utilities Commission
Dth..........................................  Decatherm
Eastex.......................................  Eastex Energy Inc., a wholly owned subsidiary of El Paso Natural Gas Company
EIS/EIR......................................  Environmental Impact Statement/Environmental
                                               Impact Report
EPA..........................................  United States Environmental Protection Agency
EPED.........................................  El Paso Energy Development Company, a wholly owned subsidiary of El Paso Natural Gas
                                               Company
EPFS.........................................  El Paso Field Services Company, a wholly owned subsidiary of El Paso Natural Gas
                                               Company
EPG..........................................  El Paso Natural Gas Company, unless the context otherwise requires
EPGM.........................................  El Paso Gas Marketing Company, a wholly owned subsidiary of El Paso Natural Gas Company
EPNC.........................................  El Paso New Chaco Company, a wholly owned subsidiary of El Paso Natural Gas Company
FERC.........................................  Federal Energy Regulatory Commission
Holding Company..............................  A new Delaware corporation, which is proposed to be formed to become the holding company
                                               parent of the Company
ICA..........................................  Empresas ICA Sociedad Controladora, S.A. de
                                               C.V.
IRS..........................................  Internal Revenue Service
Merger.......................................  Proposed merger of El Paso Natural Gas
                                               Company with a direct subsidiary of Holding
                                               Company to implement the reorganization of
                                               the Company into a holding company structure
MFV..........................................  Modified Fixed Variable
MMbtu........................................  Million British thermal units
MMcf/d.......................................  Million cubic feet per day
MPC..........................................  Mojave Pipeline Company, a wholly owned subsidiary of El Paso Natural Gas Company
MPOC.........................................  Mojave Pipeline Operating Company, a wholly owned subsidiary of Mojave Pipeline Company

               ABBREVIATIONS,
         ACRONYMS, OR DEFINED TERMS                                TERMS
         --------------------------                                -----
MSG..........................................  Merchant Services Group, comprised of Eastex
                                               Energy Inc. and subsidiaries, and El Paso Gas
                                               Marketing Company
NGL..........................................  Natural gas liquids
NOx..........................................  Nitrogen oxides
NYMEX........................................  New York Mercantile Exchange
Odd-Lot Holders..............................  Shareholders of El Paso Natural Gas Company
                                               owning beneficially fewer than 100 shares of
                                               El Paso Natural Gas Company's common stock
OPEB.........................................  Other Postretirement Employee Benefits
OTC..........................................  Over-The-Counter
PCB..........................................  Polychlorinated biphenyl
PG&E.........................................  Pacific Gas & Electric Company
Plan.........................................  Dividend Reinvestment and Common Stock
                                               Purchase Plan
Premier......................................  Premier Gas Company, a wholly owned subsidiary of Eastex Energy Inc.
Program......................................  Continuous Odd-Lot Stock Sales Program
PRP(s).......................................  Potentially Responsible Party(ies)
Restructuring Rules..........................  A series of orders directing a number of significant changes to the structure of the
                                               services provided by interstate natural gas
                                               pipelines
RI/FS........................................  Remedial Investigation/Feasibility Study
SAR(s).......................................  Stock Appreciation Right(s)
SEC..........................................  Securities and Exchange Commission
SFAS.........................................  Statement of Financial Accounting Standards
SFV..........................................  Straight Fixed Variable
SoCal........................................  Southern California Gas Company
SOP..........................................  Statement of Position
Tcf..........................................  Trillion cubic feet
TEPCO........................................  The El Paso Company, formerly the parent company of El Paso Natural Gas Company
Transwestern.................................  Transwestern Pipeline Company

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

EL PASO NATURAL GAS COMPANY

  Business

     EPG, incorporated in Delaware in 1928, owns and operates one of the nation's largest mainline natural gas transmission and gathering systems, connecting natural gas supply regions in New Mexico, Texas, Oklahoma, and Colorado to markets in California, Nevada, Arizona, New Mexico, Texas, and northern Mexico. At December 31, 1991, EPG was a wholly owned subsidiary of BR. In March 1992, EPG completed an initial public offering of approximately 15 percent of its common stock in the form of newly issued shares. In June 1992, BR distributed all of the EPG common shares it held to BR shareholders, the effect of which was to place all of EPG's common stock in public ownership.

     EPG's natural gas transmission system consists of approximately 17,000 miles of pipeline. In 1995, EPG transported 1.3 Tcf of gas, equivalent to roughly 6 percent of the nation's total gas consumption. California is the largest single market served by EPG and is the second largest natural gas market in the nation. EPG is also the primary transporter to the growing East-of-California markets in Arizona (particularly Phoenix and Tucson); Las Vegas, Nevada; New Mexico; and El Paso, Texas.

     EPG's natural gas transmission system is connected to one of the most prolific supply basins in the nation, the San Juan Basin of northern New Mexico and southern Colorado. Since 1992, production of gas from the San Juan Basin has more than doubled. EPG added 1 Bcf/d of capacity out of the San Juan Basin between December 1991 and April 1992. In December 1995, EPG added an additional 300 MMcf/d of new capacity which brought its total capacity out of the San Juan Basin to 2.9 Bcf/d. The expansion virtually eliminated the capacity constraints on EPG's San Juan Triangle facilities that were experienced during 1995. The dramatic growth of production in the San Juan Basin, combined with the decrease in demand for San Juan Basin supplies in California, has caused San Juan Basin producers to seek new markets off the east end of EPG's natural gas transmission system. EPG has been accommodating such off-system demand through displacement transportation, as well as through the redirection of gas flow over a bi-directional portion of the pipeline. In addition to having access to substantial gas supplies, EPG is uniquely positioned to serve developing markets along the northern border of Mexico including Ciudad Juarez, Cananea, and Hermosillo.

     In addition to its own pipeline operations, the Company has a one-third interest in the TransColorado Gas Transmission Company. For a further discussion see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Regulatory Environment

     EPG's pipeline facilities, services, and rates are regulated by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The primary change in EPG's operating environment is due to FERC's increasing reliance on market forces as a substitute for cost-of-service regulation. This change in policy has allowed the construction of significant excess pipeline capacity into California.

     In the mid-1980's, FERC began a series of actions designed to replace strict cost-of-service regulation with market forces. The first significant change was to eliminate a pipeline's obligation to hold supply and to allow shippers to transport their own gas across an interstate pipeline system rather than depend on the pipeline's merchant function. One of the obstacles to this transition was the renegotiation of gas purchase contracts between pipelines and producers. These negotiations reduced the pipeline's purchase obligations, reformed the contract pricing provisions, and/or settled take-or-pay claims. EPG has completed the renegotiation of its purchase contracts and expects no further significant liability in this area. For a further discussion of EPG's take-or-pay matters see, Note 5 of Item 8, Financial Statements and Supplementary Data.

     The second effort, which began in April 1992, was a series of orders commonly known as the Restructuring Rules. These rules mandated significant changes to the structure of the services provided by interstate natural gas pipelines and were intended principally to assure "comparability" (i.e., that pipeline and non-pipeline gas merchants were placed on an equal footing in competing for sales), to provide a mechanism for the allocation of pipeline capacity, and to eliminate competitive distortions arising from rate design differences between United States and Canadian pipelines. The most significant of these rules for EPG was the rate design change. Under the Restructuring Rules SFV rate design, all fixed pipeline costs (including return on equity and related income taxes) are recovered through reservation charges which do not vary with actual throughput. Under the previously required MFV rate design, return on equity and related taxes were excluded from reservation charges but were recovered along with variable costs through volumetric rates (rates collected based on the actual volumes transported on the pipeline). Generally, under SFV rate design, volumetric rates are considerably lower than under MFV rate design and pipeline earnings are less sensitive to variations in actual throughput; however, as discussed in the following sections, it is anticipated that EPG's future rates will be more sensitive to pipeline throughput.

  California Markets

     EPG maintains a strong competitive position in the California market by virtue of the fact that its pipeline is currently the lowest-cost transporter of, and the principal means of moving, natural gas from the San Juan Basin to the California border. EPG's current capacity to deliver natural gas to California is approximately 3.3 Bcf/d. EPG currently delivers about 48 percent of the total interstate pipeline capacity serving that state. In addition, gas shipped to California across the EPG system represented about 36 percent of the gas consumed in the state in 1995.

     Interstate pipeline capacity utilization to California is currently about 65 percent and is not expected to reach 100 percent until sometime in the next decade, assuming no new interstate pipeline construction. Currently, EPG has firm transportation contracts covering 89 percent of its 3.3 Bcf/d of capacity to California. By 1998, that figure has the potential to drop to approximately 53 percent. EPG's largest contracts for interstate capacity to California are with SoCal and PG&E. Both SoCal and PG&E have exercised options in their contracts to relinquish certain capacity rights. For a further discussion of the SoCal and PG&E capacity relinquishments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     EPG is seeking to offset the effects of these and other future reductions in existing firm capacity commitments by actively seeking new markets, pursuing attractive opportunities to increase traditional market share, and controlling costs.(1) The new markets EPG has targeted include various natural gas users in California who are now served indirectly through SoCal and PG&E, as well as new markets off the east end of its system. EPG's efforts to obtain new markets in California at full tariff rates is adversely impacted by the current excess interstate pipeline capacity to California.

  East-of-California Markets

     EPG's current delivery capacity to East-of-California markets is approximately 1.3 Bcf/d. EPG is the principal interstate natural gas transmission system serving Arizona, including the cities of Phoenix and Tucson; southern Nevada, including Las Vegas; New Mexico; and El Paso, Texas. EPG also serves the cities of Ciudad Juarez, Cananea, and Hermosillo in northern Mexico. In addition, EPG has filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant near Ciudad Juarez. For a further discussion of the Samalayuca II Power Plant, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

  Markets off the East End of EPG's System

     Since the late 1980's, in response to changing market demands, EPG has been delivering substantial quantities of gas from the San Juan, Permian, and Anadarko Basins to interconnecting pipelines for re-delivery to off-system markets on the Gulf Coast and in the Midwest.

     The alternate routing of the San Juan Basin gas was originally effectuated by back-hauls between EPG's system and an interconnecting pipeline. Volumes of gas, which the interconnecting pipeline is otherwise scheduled to deliver to EPG for re-delivery in EPG's traditional markets, are traded for like volumes of San Juan Basin gas which EPG has accepted for delivery to the interconnecting pipeline. With EPG's 1992 completion of a system modification, which made an existing pipeline segment linking the San Juan Basin and Permian Basin bi-directional, physical forward-haul deliveries are also being made.

     Permian Basin and Anadarko Basin gas is delivered to these new markets both by displacement and through forward-haul transactions. A segment of pipeline in the Texas panhandle that has been modified to allow for re-directed gas flow allows EPG to physically transport San Juan Basin or Permian Basin gas to delivery points in the Anadarko Basin. New interconnects were constructed with NorAm Gas Transmission Company and TransOK Inc. to exploit this additional capability. Similarly, a segment of pipeline between the Cornudas and Waha stations in Texas has been modified to allow for additional capacity to move gas to the Texas intrastate pipelines in the Permian Basin. As a result of these system modifications, total deliveries to off-system markets east of EPG's system were as high as 1.5 Bcf/d during 1995.

     Although the contributions to revenues and earnings are still comparatively small, off-system deliveries represent a strategic long-term diversification of EPG's market base. Presently, EPG is the largest provider of access to off-system markets for San Juan Basin producers. To maintain this position, during 1995 EPG constructed a new interconnect with Transwestern near Window Rock, Arizona that allows EPG to move an additional 300 MMcf/d of San Juan Basin gas to Transwestern for re-delivery to these new markets.

     In addition, based on the results of an "open season" which concluded on February 29, 1996, EPG believes that sufficient market demand exists to support the addition of new capacity to move additional San Juan Basin gas to east end markets. For a further discussion of EPG's proposed expansion, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Summary of Historical Throughput

     Set forth below is a breakdown of EPG's natural gas deliveries by market area for the years ended December 31:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                          (MMCF/D)
    California..................................................  1,791     2,257     2,288
    East-of-California..........................................    550       630       599
    Off-system..................................................  1,103       747       691
                                                                  -----     -----     -----
              Total Throughput..................................  3,444     3,634     3,578
                                                                  =====     =====     =====

  Competition

     EPG faces significant competition from three other companies which transport natural gas to the California market. Competition generally occurs on the basis of delivered price. The combined capacity of the four pipelines transporting natural gas to the California market is 6.9 Bcf/d. In 1995, the demand for interstate pipeline capacity to California averaged 5.0 Bcf/d. EPG's California competitors can be summarized as follows:

     Transwestern -- has the capacity to deliver approximately 1.1 Bcf/d to California from Permian, Anadarko, and San Juan Basin supply sources.

     Kern River Gas Transmission -- has the capacity to deliver approximately 700 MMcf/d to California from Rocky Mountain supply sources. In 1992, Kern River Gas Transmission applied to FERC for permission to expand its system capacity by 452 MMcf/d and held an open season to solicit market support for that effort. Market demand will determine whether or not the project will be built.

     Pacific Gas Transmission Company -- has the capacity to deliver approximately 1.8 Bcf/d to California from Canadian gas supply sources after completion, in November 1993, of its 755 MMcf/d expansion. This project was supported by Canadian marketers and producers seeking a new market for their supplies. While the impact of the expansion project on EPG's operating revenues was minimal in 1994 due to an overall increase in demand for natural gas in the California market, which occurred due to a decrease in the availability of hydroelectric power, the impact of the expansion project on EPG's operating revenues has been more significant in 1995. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     EPG faces varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and oil. The potential consequences of the proposed restructuring of the electric power industry, which both the CPUC and FERC are supporting, are currently unclear. It may benefit the natural gas industry by creating more demand for gas turbine generated electric power, or it may hamper demand by allowing more effective use of surplus electric capacity through increased wheeling as a result of open access. At this time, EPG is not projecting a significant increase in gas demand as a result of such restructuring, particularly in the California market.

  Future Outlook

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate case and issues surrounding certain contract reductions and expirations which occur from January 1, 1996, through December 31, 1997. For a further discussion of the settlement, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This settlement would mitigate the revenue reductions expected as a consequence of the various contract demand step-downs and the PG&E contract termination at year-end 1997.

MOJAVE PIPELINE COMPANY

  Business

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in MPC, a general partnership. This acquisition gave the Company 100 percent ownership of MPC. MPC is a general partnership formed pursuant to the Uniform Partnership Act of the State of Texas for the purpose of constructing, owning, and operating a federally regulated interstate natural gas pipeline to serve the enhanced oil recovery operations and associated cogeneration projects in the heavy oil fields in central California. MPOC, a wholly owned subsidiary of MPC, is a Texas corporation, which serves as MPC's agent in the management of MPC's pipeline facilities and the design and construction of future MPC pipeline expansions.

     MPC's pipeline facilities, services, and rates are regulated by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. MPC's system connects at Topock, Arizona with EPG's and Transwestern's interstate pipeline systems. MPC's only business is natural gas transportation and related hub services.

     Set forth below are MPC's natural gas deliveries for the years ended December 31:

                                                                      1995     1994     1993
                                                                      ----     ----     ----
                                                                             (MMCF/D)
    Total MPC Throughput............................................  328      247      231
                                                                      ===      ===      ===

  Regulatory Environment

     MPC filed a service and rate design restructuring plan in November 1992 which was essentially approved by FERC in March 1993. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.(1)

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement will be resolved following a hearing before FERC.

  System Expansion

     In March 1993, MPC filed an application, which was amended in November 1993 and April 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system. The proposed expansion was estimated to cost approximately $500 million. For a further discussion of the proposed expansion see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EL PASO FIELD SERVICES COMPANY

  Business

     EPFS, incorporated in June 1993, was formed for the purpose of owning, operating, acquiring, and constructing natural gas gathering, processing, and other related field facilities. In January 1994 and in May 1995, EPG filed applications with FERC seeking orders that would terminate, effective January 1, 1996, certificates applicable to certain gathering and processing facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction. In September 1995, FERC granted the abandonments requested in the applications, subject to certain conditions, and determined that the facilities would be exempt from FERC jurisdiction upon transfer to EPFS. In November 1995, FERC denied rehearing petitions on the

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

September 1995 order. Certain parties have filed petitions for review of the September 1995 and November 1995 FERC orders with the United States Court of Appeals for the Fifth Circuit.

     Effective January 1, 1996, EPG transferred to EPFS the gathering and processing facilities which were subject to the January 1994 and May 1995 orders together with its non-certificated gathering facilities. The following table provides information concerning the gathering and processing facilities at January 1, 1996:

                                                                                GAS        PRODUCTS
                                                   MILES OF    INSTALLED     GATHERING    EXTRACTION
                       SYSTEM                      PIPELINE    HORSEPOWER    CAPACITY      CAPACITY
                       ------                      --------    ----------    ---------    ----------
                                                                                    (MMCF/D)
    San Juan Basin...............................    5,500       42,721        1,180          590(a)
    Anadarko Basin...............................      667       11,705          425           --
    Permian Basin
      Carlsbad...................................      800        6,144          150            8
      Waha.......................................      160        3,609          250           --
                                                     -----       ------        -----          ---
              Total..............................    7,127       64,179        2,005          598
                                                     =====       ======        =====          ===

---------------

(a) This capacity represents the existing lean oil processing plant which will be partially replaced by the completion of the 600 MMcf/d cryogenic plant discussed below. EPFS will retain approximately 325 MMcf/d of lean oil processing capacity.

     EPFS focuses on providing its customers innovative, reliable, competitively priced wellhead-to-mainline field services including gathering, products extraction, dehydration, purification, and compression. With the formation of MSG, EPFS is able to offer its customers fully bundled natural gas services with a broad range of pricing options including innovative financial risk management products. EPFS also provides well tie-ins and state-of-the-art, cost effective, near real-time information services including electronic wellhead gas flow measurement.

     EPFS provides services on a variety of fee structures including fixed fee per Dth, floating fee per Dth indexed to the applicable local area price of gas, or by taking NGL in kind. EPFS's leverage to gas and liquid prices increased in 1995 as a result of the completion of numerous long-term gathering, processing, and compression contracts for services in the San Juan Basin. These contracts represent approximately 77 percent of EPFS's San Juan Basin throughput which totaled 1,012 MMcf/d in 1995 and include dedication of gas production and drilling acreage with gathering fees indexed to the San Juan Basin price of gas, and product extraction fees based on a percentage of NGL extracted. The Company believes that low California gas demand, excess interstate pipeline capacity to California, continued increases in gas supply availability, and pipeline constraints to move gas to eastern markets were significant factors that caused San Juan Basin gas prices to average $1.18 in 1995, the lowest in over 7 years. EPFS believes it is well positioned to benefit from upswings in gas and NGL prices. In January and February of 1996, EPFS implemented a hedging strategy through MSG. This strategy retains upside potential for gas and NGL indexed fees while mitigating the financial impact should lower gas or NGL prices occur during 1996.

     In 1995 EPFS's gathering throughput was depressed due in large part to low gas prices, which dampened overall drilling and workover activity, and to pipeline curtailments on EPG's mainline. The pipeline curtailments resulted from mainline capacity constraints in the San Juan Basin. In late 1995, EPG eliminated the constraints by expanding San Juan Basin mainline capacity by 300 MMcf/d and putting into service a 300 MMcf/d interconnect with Transwestern. As a result, pipeline curtailments in the San Juan Basin are not expected to negatively impact gathering throughput in 1996.

     Set forth below are the gathered and products extraction volumes for the years ended December 31:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                          (MMCF/D)
    Gathered Volumes............................................  1,284     1,314     1,304
                                                                  =====     =====     =====
    Products Extraction Volumes.................................    436       458       446
                                                                  =====     =====     =====

     EPFS plans to increase gathering and processing volumes and profits through a strategy of project development, acquisitions, and joint ventures.(1) EPFS's strategies are focused on increasing its ability to offer gathering and processing services in its traditional services areas, as well as in other active gas producing areas. EPFS has made significant progress in implementing these strategies. In September 1995, EPFS acquired the Burton Flats cryogenic products extraction plant from Amoco for approximately $5.6 million. The plant and related 14 mile gathering system has a capacity of 7.5 MMcf/d and at year end 1995 had throughput of about 6.0 MMcf/d. The Burton Flats plant and gathering system is located in Eddy County, New Mexico and is adjacent to EPFS's Carlsbad gathering system. This facility will enable EPFS to offer products extraction services to its existing customers in the Carlsbad gathering system, as well as to new gas suppliers.

     The Hart Canyon compression project was completed in November 1995 and consists of three field compressor sites with combined horsepower of 7,675 and loops several sections of gathering lines in the San Juan Basin. The effect of this project has been to lower gathering line pressures from an average of 280 pounds per square inch gauge to 120 pounds per square inch gauge resulting in increased production of up to 20 MMcf/d from approximately 280 wells connected to the system. EPFS charges a compression fee on approximately 80 MMcf/d compressed by this new horsepower. EPFS believes that similar compression projects throughout its system hold significant potential as a new revenue source for EPFS in the future.(1)

     In February 1996, EPFS, through its wholly owned subsidiary El Paso Intrastate Company, acquired the Linc and Pandale gathering systems from Tejas Power Corporation. For a further discussion of the gathering systems see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     EPFS is constructing a new 600 MMcf/d cryogenic gas processing plant at its existing Chaco Plant facility which is expected to cost approximately $80 million. The first 400 MMcf/d of capacity at the Chaco Plant facility is scheduled to be in service during the first quarter of 1996, with the remaining 200 MMcf/d of capacity expected to be available in the second quarter of 1996. The efficiency of the plant's high natural gas liquids extraction capability of 50,000 barrels of NGL per day is expected to increase the profitability to the customers of EPFS, thereby increasing the profit contribution of EPFS's NGL processing activities. For information on the lease for the plant, which is unconditionally guaranteed by EPG, see Note 5 of Item 8, Financial Statements and Supplementary Data.

  Competition

     EPFS operates in a highly competitive environment that includes independent gathering and processing companies, interstate and intrastate pipeline companies, gas marketers, and oil and gas producers. EPFS competes for throughput primarily based on price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service, and access to favorable downstream markets.

  Future Outlook

     EPFS is the primary vehicle by which EPG plans to grow its non-regulated domestic natural gas gathering and processing business. EPFS expects to increase the profitability of its existing business through aggressive cost control and expand by adding to its current service offerings through synergies with MSG.(1) To accelerate that process EPFS will relocate its headquarters to Houston, Texas during the second quarter of

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

1996. Furthermore, aided by the free cash flow generated by EPG, EPFS plans to aggressively pursue growth opportunities through acquisition and development of assets in and outside of its current service area.(1)

MERCHANT SERVICES GROUP

  Business

     The Company significantly increased its non-regulated natural gas activity in 1995 through the formation of MSG which consists of Eastex, its subsidiaries, and EPGM. EPGM was incorporated and commenced operations in late 1992 for the purpose of conducting all of EPG's new gas marketing business, while also acting as EPG's agent in winding down its remaining role as a natural gas merchant predominately in the southwestern region of the United States. Due to the emerging market for natural gas sales and services in recent years and the Company's emphasis on developing its non-regulated business, the Company sought to expand the size and geographical scope of its gas marketing activities to become a national gas merchant through the acquisition of Eastex, effective September 1, 1995.

     Eastex is a full service natural gas merchant which conducts wholesale gas marketing and related services on a national basis. To complement its business, Eastex offers storage and hub services at its Rotherwood Storage Field and Houston Hub pipeline facility, located in Texas, and direct end user sales in the eastern United States, principally through Heath Petra Resources, a wholly owned subsidiary of Eastex. Subsequent to the acquisition by EPG, the operations of Eastex and EPGM were integrated. On December 7, 1995, Eastex purchased all of the outstanding stock of Premier, a gas marketing company located in Tulsa, Oklahoma, specializing in long-term sales to utilities in the Great Lakes region and industrial and commercial sales to end users in the Mid-continent region.

     The consolidation of these regional gas marketing entities into MSG, with headquarters in Houston, Texas and sales offices throughout the United States, has created one of the industry's leading natural gas services providers with year end 1995 sales level exceeding 2 Bcf/d. MSG provides a broad range of energy products and services to its customers including supply aggregation, transportation management, integrated price risk management, and storage inventory optimization services. Due to the emerging deregulation of the electric power industry, MSG recently formed a power marketing subsidiary to participate in wholesale power trading and to offer similar products and services to industrial and commercial end users of electricity.

     MSG maintains a diverse natural gas supplier and customer base serving producers, utilities (including local distribution companies and power plants), municipalities, and a variety of industrial and commercial end users. In 1995, MSG served approximately 325 producer/suppliers and 692 sales customers in 37 states with transportation of gas supplies on 45 pipelines.

     Set forth below are marketed gas volumes for the years ended December 31:

                                                                 1995     1994(A)     1993(A)
                                                                 ----     -------     -------
                                                                          (MMCF/D)
    Marketed Gas Volumes.......................................  750        345         362
                                                                 ===        ===         ===

---------------

(a)  Volumes represent EPGM activity only.

     Demand for natural gas products and services has primarily resulted from the deregulation effects of FERC Order 636, the commercialization of natural gas, and the intense gas-to-gas competition within the industry. Volatility in the physical and financial gas markets has compounded the effects of these changes creating greater service opportunities. MSG's marketing strategy is to focus on customer driven solutions for fully bundled natural gas services through its capability to provide reliable physical deliveries and innovative financial risk management products. MSG expects to benefit from a lower cost structure through the consolidation of operations, price competitive supplies due to its expanded nationwide scope, lower credit costs

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

due to the financial strength of its parent, and new customers and business opportunities through its relationships with EPFS and EPED.(1)

     In the course of its business, MSG trades and develops a market in natural gas in both the physical and financial markets, and purchases or sells swaps and options in the OTC markets with major gas merchants. MSG seeks to maintain a balanced portfolio of supply and demand contracts and utilizes the NYMEX and OTC financial markets to hedge against price and basis risk which may affect those obligations. To support these activities, MSG employs centralized corporate risk management and hedging strategies. See Note 4 of Item 8, Financial Statements and Supplementary Data.

  Competition

     MSG's primary competitors include: (i) marketing affiliates of major oil and gas producers, (ii) marketing affiliates of large local distribution companies, (iii) marketing affiliates of other interstate and intrastate pipelines, and (iv) independent natural gas marketers with varying scopes of operations and financial resources. To effectively compete, MSG must expand existing customer relationships as market conditions change, develop new customers in emerging markets, and remain a low cost provider of a broad array of natural gas and other energy related services.

  Future Outlook

     MSG believes there is opportunity for significant growth from its gas marketing activities and expansion into related business lines such as power marketing, producer settlement services, small end user sales, and demand side management. Average daily volumes for 1996 are projected to be over 2.5 Bcf/d. Further, MSG is expected to add value to EPG through its earnings contributions, from synergies with the Company's natural gas transmission business, and by benefiting EPFS through greater producer services and expanded gathering and processing opportunities.(1) As the deregulation of the electric power industry and the expansion of business opportunities in Mexico and Latin America continues, MSG will seek opportunities to work with EPED in the joint development of natural gas and energy related projects.

EL PASO ENERGY DEVELOPMENT

  Business

     EPED was incorporated in June 1991 for the purpose of investing in energy projects with an emphasis on projects involving the development of infrastructure to gather, transport, and utilize natural gas in northern Mexico and Latin America. EPED is especially interested in those projects in northern Mexico that present opportunities to utilize EPG's existing mainline transmission system. EPED invests in projects outside of the United States which possess a higher potential rate of return, as well as a higher degree of risk, than similar projects in the United States.

  Future Outlook

     Currently, EPED is actively working on two projects: the Samalayuca II Power Plant and the Aguaytia Energy Project and is evaluating several other projects. For a further discussion of the current projects see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

GAS SUPPLY

     During 1995, approximately 188 wells first delivered gas into the Company's system. The total gas well availability physically connected to the Company's gathering systems was approximately 1.4 Bcf/d, with total reserves estimated at
11.2 Tcf. During 1995, an average of 2.8 Bcf/d was received from physical points interconnected with other pipelines or from receipt points pursuant to transportation and exchange

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

agreements. EPG's maximum mainline system capacity is 4.7 Bcf, and MPC's designed mainline system capacity is 400 MMcf/d.

SIGNIFICANT CUSTOMERS

     In 1995, natural gas deliveries to SoCal and PG&E accounted for 17 percent and 12 percent, respectively, of the Company's consolidated operating revenues. No other customer accounted for 10 percent or more of the Company's consolidated operating revenues.

ENVIRONMENTAL

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of December 31, 1995, EPG had a reserve of approximately $35 million to cover these remediation activities. EPG estimates that it will have capital expenditures for environmental matters of approximately $10 million from 1996 through 2005. EPG has spent approximately $33 million through 1995 for remediation projects of a capital nature. Details regarding specific environmental contingencies are presented in Note 5 of Item 8, Financial Statements and Supplementary Data.

ENCUMBRANCES

     Substantial portions of the Company's pipeline systems are constructed and maintained pursuant to rights-of-way, easements, permits, and licenses or consents on and across properties owned by others. Compressor stations, related facilities, storage facilities, and two NGL extraction plants are located in whole or in part upon land owned by the Company or upon sites held under leases or under permits issued or approved by public authorities.

COMPANY RESTRUCTURING

     In response to changes in the natural gas industry, increased competition, recent and future firm capacity contract step-downs and terminations, the Company has initiated an extensive review of its business processes. As a result of this review, the Company has adopted a program to restructure its businesses and reduce operating costs through work force reductions and improved work processes.

     In addition, the Company intends to realign itself into a holding company structure. For a further discussion of the company restructuring and holding company structure see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

     The Company had 2,393 and 2,403 full-time employees on December 31, 1995, and 1994, respectively. The Company has no collective bargaining arrangements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of EPG as of February 29, 1996, were as follows:

                                                                         OFFICER
       NAME                                   OFFICE                      SINCE      AGE
       ----                                   ------                     -------     ---
William A. Wise              Chairman of the Board, President, and         1983       50
                               Chief Executive Officer
H. Brent Austin              Executive Vice President and Chief            1992       41
                               Financial Officer
Richard Owen Baish           Executive Vice President                      1987       49
Michael C. Holland           Senior Vice President                         1982       54
Robert G. Phillips           Senior Vice President                         1995       41
Joel Richards III            Senior Vice President                         1990       49
John W. Somerhalder II       Senior Vice President                         1990       40
Larry R. Tarver              Senior Vice President                         1988       52
Britton White, Jr.           Senior Vice President and General             1991       52
                               Counsel

     Mr. Wise has been Chairman of the Board of EPG since January 1994. He has been Chief Executive Officer since January 1990 and President since April 1989. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of EPG. From January 1984 to February 1987, he was a Senior Vice President of EPG. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company.

     Mr. Austin has been Executive Vice President of EPG since May 1995. He has been Chief Financial Officer of EPG since April 1992. He was Senior Vice President of EPG from April 1992 to April 1995. He was Vice President, Planning and Treasurer of BR from November 1990 to March 1992 and Assistant Vice President, Planning of BR from January 1989 to October 1990.

     Mr. Baish has been Executive Vice President of EPG since September 1994. He was Senior Vice President from November 1990 to August 1994. He was General Counsel and Corporate Secretary from November 1990 to December 1990 and Vice President and Associate General Counsel from March 1987 to October 1990.

     Mr. Holland has been Senior Vice President of EPG since January 1991. He was a Vice President from June 1982 to December 1990. He has also been President and Chief Executive Officer of MPOC since October 1989. Mr. Holland has announced his intention to retire in 1996.

     Mr. Phillips has been Senior Vice President of EPG since September 1995. He has been Chief Executive Officer of Eastex since March 1983.

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

     Mr. Somerhalder has been Senior Vice President of EPG since August 1992. He was Vice President from January 1990 to July 1992.

     Mr. Tarver has been Senior Vice President of EPG since September 1994. He was Vice President from December 1988 to August 1994. Mr. Tarver has announced his intention to retire in 1996.

     Mr. White has been Senior Vice President and General Counsel of EPG since March 1991. From March 1991 to April 1992, he was also Corporate Secretary of EPG. For more than five years prior to that time, Mr. White was a partner in the law firm of Holland & Hart.

     Luino Dell'Osso, Jr. retired in May 1995 as Vice-Chairman, Chief Operating Officer, and a Director of EPG after 22 years of service with EPG, BR, and Burlington Northern Inc.

     Executive officers hold offices until their successors are elected and qualified, subject to their earlier removal.

ITEM 3. LEGAL PROCEEDINGS

     In November 1993, TransAmerican Natural Gas Corporation filed a complaint in a Texas state court against various parties, including EPG, alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican Natural Gas Corporation and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter, and the parties have stipulated to transfer this case to the State District Court of Dallas County, Texas. Based on information available at this time, management believes that the claims made by TransAmerican Natural Gas Corporation have no factual or legal basis and that the ultimate resolution of this matter will not have a materially adverse effect on the Company's financial condition.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a materially adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995 no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     EPG's common stock is traded on the New York Stock Exchange. As of February 29, 1996, the approximate number of holders of record of common stock was 19,843. This does not include individual participants on whose behalf a clearing agency or its nominee holds EPG's common stock.

     The following table reflects the high and low sales prices for, and cash dividends declared on, EPG's common stock based on the daily composite listing of stock transactions for the New York Stock Exchange.

                                                         HIGH         LOW       DIVIDENDS
                                                        -------     -------     ---------
                                                                  (PER SHARE)
        1995

          First Quarter...............................  $32.500     $28.000      $0.3300
          Second Quarter..............................  $29.875     $26.875      $0.3300
          Third Quarter...............................  $29.500     $24.750      $0.3300
          Fourth Quarter..............................  $31.625     $26.500      $0.3300

        1994

          First Quarter...............................  $41.875     $35.250      $0.3025
          Second Quarter..............................  $39.000     $31.500      $0.3025
          Third Quarter...............................  $35.375     $31.625      $0.3025
          Fourth Quarter..............................  $34.750     $29.875      $0.3025

     In January 1996, the Board declared a quarterly dividend of $0.3475 per share on EPG's common stock, payable on April 1, 1996, to shareholders of record on March 8, 1996. The declaration of future dividends will be dependent upon business conditions, earnings, the cash requirements of EPG, and other relevant factors.

     EPG has made available the Program, in which Odd-lot Holders are offered a convenient method of disposing of all their shares without incurring the customary brokerage costs associated with the sale of an odd-lot. Only Odd-lot Holders are eligible to participate in the Program. The Program is strictly voluntary, and no Odd-lot Holder is obligated to sell pursuant to the Program. A brochure and related materials describing the Program were sent to Odd-lot Holders in February 1994. The Program currently does not have a termination date, but EPG may suspend the Program at any time. Inquiries regarding the Program should be directed to The First National Bank of Boston.

     EPG has made available the Plan, which provides all shareholders of record a convenient and economical means of increasing their holdings in EPG's common stock. A shareholder who owns shares of common stock in street name or broker name and who wishes to participate in the Plan will need to have his or her broker or nominee transfer the shares into the shareholder's name. The Plan is strictly voluntary, and no shareholder of record is obligated to participate in the Plan. A brochure and related materials describing the Plan were sent to shareholders of record in November 1994. The Plan currently does not have a termination date, but EPG may suspend the Plan at any time. Inquiries regarding the Plan should be directed to The First National Bank of Boston.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------
                                       1995          1994       1993(E)        1992         1991
                                    ---------      --------     --------     --------     --------
                                            (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
OPERATING RESULTS
  Operating revenues..............  $1,037,997     $869,872     $908,928     $802,812     $735,196
  Depreciation, depletion, and
     amortization.................      72,077       65,037       54,051       73,229       61,300
  Litigation special charge(a)....          --       15,062           --           --           --
  Operating income................     212,411      222,295      229,245      184,910      184,919
  Income from continuing
     operations before income
     taxes........................     132,976      148,076      150,826      123,289      140,500
  Income taxes....................      47,613       58,463       59,153       46,963       51,956
  Income from continuing
     operations...................      85,363       89,613       91,673       76,326       88,544
  Earnings per common share --
     continuing operations........        2.47         2.45         2.46         2.12         2.82
  Cash dividends declared per
     common share(b)..............        1.32         1.21         1.10         0.75           --
  Average common shares
     outstanding..................      34,495       36,632       37,212       36,049       31,422

                                                              DECEMBER 31,
                                   ------------------------------------------------------------------
                                      1995          1994        1993(E)         1992          1991
                                   ----------    ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
FINANCIAL POSITION
  Total assets...................  $2,434,625    $2,331,771    $2,269,663    $2,050,729    $2,301,932
  Payable to BR, including
     current portion.............          --            --            --            --       624,804
  Long-term debt(c)..............     771,892       779,097       795,783       637,074       249,942
  Stockholders' equity(d)........     712,155       709,636       707,548       668,992       814,878

------------

(a) Charge related to the Amoco litigation (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). The settlement payment was made in the first quarter of 1995.

(b) Represents dividends declared subsequent to the Company's March 1992 initial public offering.

(c ) Excludes current maturities.

(d) In May 1991, EPG declared and paid a dividend of $175 million to TEPCO. In September 1991, EPG declared a dividend of all its Oil and Gas Operations Segment to TEPCO. The total amount of that dividend was $925 million. In addition, EPG declared and paid dividends to BR totaling $55 million in 1991 and $274 million prior to the Company's March 1992 initial public offering.

(e)  MPC was consolidated for May 1993 through December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

     Operating revenues for the year ended December 31, 1995, were $168 million higher than for the same period of 1994. The consolidation of Eastex and net reserve reversals contributed $257 million and $12 million to the increase, respectively. Higher gathering and processing rates and return on take-or-pay receivables of $3 million, and $2 million, respectively, also contributed to the increase. Partially offsetting the increase in operating revenues were lower gas sales volumes, gas sales rates, transportation rates, transportation volumes, gathering and processing volumes, and reservation revenues of $46 million, $33 million, $10 million, $6 million, $2 million, and $3 million, respectively.

     Operating charges for the year ended December 31, 1995, were $178 million higher than for the same period of 1994. The consolidation of Eastex, increases in operation and maintenance expense, and depreciation contributed $247 million, $16 million, and $7 million, respectively, to the increase in operating charges. The increase in operation and maintenance expense was due primarily to higher stock related benefits, higher consultant fees, and higher severance accruals. Offsetting the increase in operating charges were lower gas purchase volumes, lower average cost of gas, a 1994 litigation special charge, and net reserve reversals of $48 million, $29 million, $15 million, and $5 million, respectively.

     Interest and debt expense for the year ended December 31, 1995, was $7 million higher than for the same period of 1994 due to increased short-term borrowings.

     Allowance for funds used during construction was $2 million higher for the year ended December 31, 1995, than for the same period of 1994 due primarily to an increase in the average construction work in progress balance.

     EPG's mainline throughput for the year ended December 31, 1995, was 1,257 Bcf compared to 1,326 Bcf for the same period of 1994. The lower throughput was primarily due to a decrease in deliveries to the California market resulting from an increase in the availability of hydroelectric power. The decrease in California deliveries was partially offset by higher off-system deliveries, resulting from producers and marketers seeking alternative markets for their gas.

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

     Operating charges were $32 million lower for the year ended December 31, 1994, than for the same period of 1993. Lower gas purchase volumes and the 1993 sale of gas in storage contributed $11 million and $18 million, respectively, to the decrease in operating charges. The decrease due to the 1993 sale of gas in storage is offset in operating revenues. Additionally, operation and maintenance expense decreased primarily due to a 1993 accrual for estimated take-or-pay undercollections, a 1993 litigation settlement, lower plant and pipeline maintenance, 1994 adjustments to the 1993 take-or-pay undercollections accrual, and lower environmental cleanup expenses. Offsetting the decrease in operating charges was a litigation special charge of $15 million related to the litigation brought by Amoco, alleging breaches of certain gas purchase, gathering and transportation agreements. In addition, higher average cost of gas, an increase in depreciation expense, and the consolidation of MPC further offset the decrease in operating charges by $15 million, $8 million, and $9 million, respectively.

     Interest and debt expense for the year ended December 31, 1994, was $3 million higher than for the same period of 1993 due primarily to the consolidation of MPC.

     Allowance for funds used during construction was $5 million lower for the year ended December 31, 1994, than for 1993 due primarily to a decrease in the average construction work in progress balance.

     Other -- net income was $13 million higher for the year ended December 31, 1994, than for the same period of 1993. Contributing to the higher other income in 1994 were $14 million related to the recovery of EPG's investment in its underground storage facility and lower environmental cleanup expenses. The increase in other income was partially offset by interest expense related to the Amoco litigation special charge of approximately $4 million, and a reduction in partnership earnings due to the consolidation of MPC.

     EPG's mainline throughput for the year ended December 31, 1994, was 1,326 Bcf compared to 1,306 Bcf for the same period of 1993. Throughput was higher due to an increase in deliveries to off-system and East-of-California markets. The increase in throughput was partially offset by lower deliveries to the California market due to higher storage withdrawals and increased competition. Gathered volumes for the year ended December 31, 1994, were relatively unchanged compared to the same period of 1993.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

     Net cash provided by operating activities was $203 million for 1995, compared with $253 million for the same period of 1994. The decrease from the previous year was primarily due to lower net insurance reimbursements, the Amoco litigation payment, the timing of insurance premium payments, lower cash received on gas imbalance settlements, lower net tax refunds, higher interest payments, and timing differences in other working capital disbursements. The decrease was partially offset by 1994 take-or-pay refunds to customers, lower net tax payments, lower take-or-pay payments, and timing differences in other working capital receipts.

     Net cash provided by operating activities was $253 million for 1994, compared with $236 million for the same period of 1993. The increase from the previous year was primarily due to net insurance reimbursements, lower net tax payments, lower insurance prepayments, higher collections of EPG's investment in its underground storage facility, and timing differences in working capital receipts and disbursements, partially offset by lower reserves for regulatory issues and take-or-pay refunds to customers.

Rates and Regulatory Matters

     EPG -- On January 1, 1996, SoCal exercised an option in its contract to relinquish 300 MMcf/d of capacity. SoCal's demand quantity will remain at the 1,150 MMcf/d level for a primary term ending August 31, 2006. In addition, PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system with a primary term ending December 31, 1997. In June 1995, PG&E notified EPG that it intends to terminate the contract as of December 31, 1997. EPG's reservation revenues from PG&E during 1995 were approximately $128 million. At February 29, 1996, known reductions in existing firm capacity commitments totaled approximately 1,614 MMcf/d.

     EPG is seeking to offset the effects of these reductions in existing firm capacity commitments by actively seeking new markets, pursuing attractive opportunities to increase traditional market share, and controlling costs.(1) The new markets EPG has targeted include various natural gas users in California who are now served indirectly through SoCal and PG&E, as well as new markets off the east end of its system. EPG's efforts to obtain new markets in California at full tariff rates is adversely impacted by the current excess interstate pipeline capacity to California, which is estimated to continue into the next decade.

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate case and issues surrounding certain contract reductions and expirations which occur from January 1, 1996 through December 31, 1997. The settlement provides for, among other things: (i) a long term rate stability plan which establishes base rates, for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments, over 8 years, or less, to EPG by its customers totaling $255 million prior to interest, representing approximately 35 percent of the revenues associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues in excess of a threshold which are attributable to unsubscribed capacity sales during the period 1996 through 2003; and (iv) a mechanism to reflect in the base rate increases or decreases resulting from laws or regulations which impact costs at a level in excess of $10 million a year.

     In January 1994, EPG filed an application with FERC seeking an order that would terminate, effective January 1, 1996, certificates applicable to certain gathering and processing facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction. In May 1995, EPG filed an application with FERC seeking an order that would terminate, effective January 1, 1996, certificates applicable to certain offshore gathering facilities owned by EPG on the basis that such facilities are not subject to FERC jurisdiction. In September 1995, FERC granted the abandonments requested in the January 1994 and May 1995 applications, subject to certain conditions, and determined that the facilities would be exempt from FERC jurisdiction upon transfer to EPFS. In November 1995, FERC denied rehearing petitions on the September 1995 order. Certain parties have filed petitions for review of the September 1995 and November 1995 FERC order with the United States Court of Appeals for the Fifth Circuit.

     Effective January 1, 1996, EPG transferred to EPFS the gathering and processing facilities which were subject to the January 1994 and May 1995 orders together with its non-certificated gathering facilities. The net assets transferred to EPFS totaled approximately $236 million.

     EPG has filed to recover $1.1 billion of its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for such costs extends through March 1996. Through December 31, 1995, EPG recovered substantially all of the $1.1 billion. EPG has established a reserve, based on throughput projections, for that portion of the receivables balance which is unlikely to be collected over the period through March 1996. The balances of this reserve were $1 million and $9 million at December 31, 1995, and 1994, respectively. Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an Administrative Law Judge which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of FERC decision, which petition is currently pending. In addition, certain of EPG's customers sought review of certain aspects of the October 1992 order in the Court of Appeals. In January 1996, the Court of Appeals remanded the order to FERC with a direction to clarify the distinction between take-or-pay buydown or buyout costs which were ineligible for recovery and those which were imprudently incurred and, therefore, not recoverable. FERC has not yet taken action on the Court of Appeals remand.

     MPC -- MPC filed a service and rate design restructuring plan in November 1992 which was essentially approved by FERC in March 1993. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.(1)

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement will be resolved following a hearing before FERC.

Environmental Matters

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of December 31, 1995, the Company had a reserve of approximately $35 million for the following environmental contingencies: (i) PCB remediation costs estimated to range between $3 million and $4 million over the next 4 years and (ii) remediation of groundwater and soil contamination costs estimated to range between $30 million and $43 million over a 30-year period. Management believes the amount reserved as of December 31, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.(1)

     EPG has analyzed the CAAA and believes the impact to the Company's operations will be primarily in the following areas: (i) potential required reductions in the emissions of NOx in non-attainment areas, (ii) the requirement for air emissions permitting of existing facilities, and (iii) compliance assurance monitoring of air emissions. EPG anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $10 million will be spent from 1996 through 2005. However, EPA proposed compliance assurance monitoring rules, when finalized, could potentially impose greater costs on the Company than currently estimated. Additionally, EPG has spent approximately $33 million through 1995 for additional remediation projects of a capital nature. For a further discussion of specific environmental matters see Note 5 of Item 8, Financial Statements and Supplementary Data.

Legal Proceedings

     See Item 3, Legal Proceedings.

Derivative Financial Instruments

     See Note 4 of Item 8, Financial Statements and Supplementary Data for information regarding the Company's use of derivatives and risks associated therewith.

Acquisitions

     In connection with the September 1995 acquisition of Eastex, Eastex shareholders received either $4.50 in cash or .1601 shares of EPG common stock for each share of Eastex common stock. The purchase price of approximately $32 million, exclusive of acquisition costs, was financed by the Company through approximately $13 million of available cash and the issuance of approximately
0.7 million shares of treasury stock at a market value of approximately $19 million. Acquisition costs of approximately $2 million have been

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

capitalized. Total cash consideration paid, net of cash received, was approximately $3 million. In December 1995, Eastex acquired all of the issued and outstanding capital stock of Premier for approximately $20 million. The acquisition was funded by the Company through internally generated funds and short-term borrowings. The cost of each acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. These allocations resulted in goodwill of approximately $17 million and $19 million related to the Eastex and Premier acquisitions, respectively, and will be amortized over 40 years using the straight-line method. The acquisitions have each been individually accounted for as a purchase, and the Company has utilized the "push down" method of accounting. For a further discussion of the Eastex and Premier acquisitions, see Note 6 of Item 8, Financial Statements and Supplementary Data.

Project Investments

     Samalayuca II Power Plant (Mexico)

     The Company is a member of a consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico. In December 1992, an award for construction was granted to the consortium by the CFE. The consortium will construct the plant, which is projected to cost approximately $645 million, and lease it to CFE for a term of 20 years. The Company presently has a 20 percent interest in the consortium and plant and will make an initial equity investment of approximately $26 million.

     CFE and the consortium are negotiating a trust agreement, which is substantially complete. The consortium has recently received approval for non-recourse senior debt funding of up to 80 percent of the capital requirements from the United States Export/Import Bank and Inter-American Development Bank. The project is expected to reach financial close and construction is expected to begin in the first half of 1996.(1)

     Aguaytia Energy Project (Peru)

     In August 1995, the Company became a member of a consortium that plans to build a $200 million integrated gas and power project near Pucallpa, in central Peru, called the Aguaytia Energy Project. The Company presently has a 24 percent interest in the project, and its equity investment is estimated to be $35 million. The consortium will sell electricity, propane, and natural gas to meet the growing demand for energy in Peru. Initially, the project will be funded 65 percent with equity. Negotiations are currently underway with a major lender to provide non-recourse senior debt financing for 35 percent of the project during construction and operation. Additional debt funding is anticipated. In December 1995, the project received approval from the Overseas Private Investment Corporation for full political risk insurance coverage for the project. Construction is expected to begin in the first half of 1996, and operations are expected to commence in late 1997.(1)

     ICA Agreement

     In July 1995, the Company entered into an agreement with ICA for the joint development, construction, operation, and ownership of natural gas pipelines and other infrastructure projects in Mexico and Latin America. Management believes that ICA's international engineering and construction experience, combined with the Company's energy, natural gas marketing, and operating experience enables the two companies to offer a uniquely qualified partnership for Latin American development.

     TransColorado Pipeline Project

     In the third quarter of 1995, the Company purchased a one-third interest in TransColorado Gas Transmission Company from Public Service Company of Colorado for approximately $4 million. The Company paid approximately $2 million in cash. The balance of approximately $2 million is due upon

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

commencement of the pipeline project. KN Energy, Inc. and Questar Pipeline Company also each own a one-third interest in TransColorado Gas Transmission Company.

     In November 1994, TransColorado Gas Transmission Company received FERC authorization to build a 292 mile pipeline with a capacity of 300 MMcf/d, from northwest Colorado to the Blanco Hub area in the San Juan Basin. The project is estimated to cost approximately $194 million. The proposed pipeline will provide an alternative outlet for natural gas produced in the Rocky Mountain region and is expected to enhance the Company's overall flexibility to meet market demands. Construction of the proposed pipeline has not yet begun.

Common Stock and Other Stockholders' Equity

     For the years ended December 31, 1995, 1994, and 1993, EPG paid approximately $45 million, $43 million, and $40 million in dividends. In January 1996, the Board declared a quarterly dividend of $0.3475 per share on EPG's common stock, payable on April 1, 1996, to shareholders of record on March 8, 1996.

     In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. This authorization is in addition to a 2 million share authorization received in October 1992. Shares repurchased are held in EPG's treasury and are expected to be used in conjunction with EPG stock option compensation plans and for other corporate purposes. Pursuant to the foregoing authorizations, the Company has purchased 4.7 million shares as of December 31, 1995. On September 20, 1995, EPG issued approximately 0.7 million shares of treasury stock in connection with the Eastex acquisition. See Note 8 of Item 8, Financial Statements and Supplementary Data.

Financing Facilities

     As of December 31, 1995, and 1994, approximately $203 million and $107 million, respectively, of commercial paper was outstanding. As of December 31, 1995, there was $75 million outstanding under the Company's $400 million revolving credit facility, which is considered support for commercial paper borrowings. As of December 31, 1994, there were no borrowings outstanding under this facility. As of December 31, 1995, and 1994, there were no borrowings outstanding under an additional $30 million line of credit facility established in October 1994. On January 19, 1996, the Board increased short-term borrowing limits from $400 million to $500 million.

     Eastex's credit facility of approximately $20 million expired October 31, 1995. On September 12, 1995, EPG retired $9 million of Eastex long-term debt.

     In January 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. In the third quarter of 1995, EPG prepaid the outstanding $17 million take-or-pay financing liability.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC. There were no securities issued pursuant to the shelf registration statement as of December 31, 1995, and 1994.

     EPG's available shelf registration and lines of credit as of December 31, 1995, as discussed above, are summarized as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
                Short-term borrowings..........................     $121,800
                Shelf registration.............................      400,000
                                                                    --------
                  Available Financing Facilities...............     $521,800
                                                                    ========

Capital Expenditures

     The Company's planned capital expenditures for 1996 of $175 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for 1995 were $166 million compared to $173 million for 1994. The decrease was due primarily to lower maintenance offset by a system expansion in the San Juan Basin, installation of various compression projects, including the Hart Canyon compression project, and the purchase of the Burton Flats cryogenic processing plant and related gathering system.

     On February 29, 1996, an open season for shippers interested in EPG's proposed 180 MMcf/d expansion of the Havasu Crossover Line concluded. EPG has sent transportation service agreements to those shippers who expressed an interest in the expansion for the purpose of securing definitive contracts. The expansion would involve the construction of additional compression on the Havasu Crossover Line at an estimated cost of approximately $17 million. EPG anticipates that, in the near future, it will be seeking FERC certificate authority for the proposed expansion.(1)

     In June 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to expand its existing mainline system in the San Juan Basin by approximately 300 MMcf/d at a cost of about $29 million. In August 1995, FERC authorized the expansion project, conditioned on EPG's compliance with various environmental conditions. In addition, FERC authorized the inclusion of the project costs in EPG's rates. EPG commenced construction in October 1995, and the project was completed and placed into service in December 1995.

     In April 1994, EPG filed an application with FERC for a certificate of public convenience and necessity to build the North/South Transfer Project. The proposed pipeline would allow for the transfer of 468 MMcf/d of San Juan Basin gas to EPG's south system and would enhance EPG's overall system flexibility to meet market demands and to move gas to markets off the east end of the system. The project was expected to cost approximately $62 million. In January 1996, EPG filed a letter and notice of withdrawal of its application, stating that it had reviewed the timing and necessary activities related to the completion of the project and had determined that the North/South Transfer Project should be withdrawn without prejudice to EPG for future refiling.

     In March 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant. The proposed expansion, as filed, would provide an additional 300 MMcf/d of capacity at a cost of approximately $57 million. In November 1993, FERC issued an order that approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. In December 1993, PG&E, SoCal, and the CPUC jointly filed a motion with FERC seeking clarification or rehearing of the November 1993 order, which motion is currently pending. In November 1994, FERC required EPG to provide the executed long-term contracts or binding agreements for a substantial amount of the firm capacity of the proposed facilities by January 1995. EPG advised FERC that although there were presently no such contracts or agreements, EPG believed the project remained viable and that the application should therefore not be dismissed. EPG is in the process of evaluating the project and its related capital costs.

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

     In March 1993, MPC filed an application, which was amended in November 1993 and April 1994, for a certificate of public convenience and necessity to build and operate a 475 MMcf/d expansion of its existing system at an estimated cost of approximately $500 million. FERC issued a series of orders from 1994 to 1995 related to the proposed expansion and, in December 1995, issued a final order which denied rehearing on certain remaining issues. In February 1996, MPC filed a notice to decline acceptance of the certificate of public convenience and necessity issued by FERC stating that it had determined that the proposed expansion was economically infeasible under current market circumstances.

     In February 1996, EPFS, through its wholly owned subsidiary El Paso Intrastate Company, acquired the Linc gathering system and the Pandale gathering system from Tejas Power Corporation for approximately $12 million. The combined throughput of the two systems is expected to contribute 45 MMcf/d on an annual basis to EPFS's total throughput. The Linc gathering system is located in the Waha area of the Permian Basin and should increase EPFS's market share in that area. The Pandale gathering system is located in the Texas counties of Crockett and Val Verde, and should give EPFS a base from which to grow in this active drilling area.(1)

Financing Requirements

     Future funding for capital expenditures, acquisitions, long-term debt retirements, dividends, and other expenditures will be provided by internally generated funds, debt/equity issuances, and/or available credit facilities.

OTHER

Company Restructuring

     In response to changes in the natural gas industry, increased competition, recent and future firm capacity contract step-downs and terminations, the Company has initiated an extensive review of its business processes. As a result of this review, the Company has adopted a program to restructure its businesses and reduce operating costs through work force reductions and improved work processes.

     On January 12, 1996, the Company announced a reduction of its work force. The reduction is expected to be accomplished through a voluntary early retirement incentive program, a voluntary severance program, and an involuntary reduction in work force program. The Company, which had 2,393 employees at December 31, 1995, expects to reduce its total work force by approximately 600 to 800 employees.

     The Company expects that a majority of the work force reductions will occur by the end of the first quarter of 1996. In addition, the Company is initiating changes to the pension plan and other benefit plans by January 1997. The details of the changes have not yet been finalized; however, it is expected that these changes will result in lower operating charges. The Company anticipates recording a charge between $34 million and $37 million, net of income taxes. These restructuring efforts should position the Company to more effectively address the changes occurring in the natural gas industry.

Change in Corporate Structure

     The Board has approved, subject to certain conditions, the adoption of a holding company structure whereby the Company would become direct and indirect subsidiaries of a Holding Company. Holders of shares of common stock of EPG would become, by virtue of the Merger, holders on a share-for-share basis, of shares of common stock of Holding Company with the result that Holding Company would replace EPG as the publicly-held corporation, and all stockholders of EPG immediately prior to the Merger would own the same number of shares of Holding Company common stock immediately after the Merger as the EPG common stock held immediately before the Merger. The change to a holding company structure would be tax

---------------

     (1) The previous statement(s) may be considered forward-looking. See page 24 for a description of the important factors that may affect actual results.

free for federal income tax purposes to stockholders of EPG. The change to a holding company structure may be effected without a vote of stockholders under applicable Delaware law.

     At the time of the Merger, EPG would assign all of its rights under its shareholder rights agreement to Holding Company, and Holding Company would assume and agree to perform EPG's obligations thereunder. The presently outstanding rights to purchase Company preferred stock, provided for by the shareholders rights agreement, would, upon effectiveness of the Merger, be converted to rights to purchase, in accordance with and subject to the terms and provisions of the shareholder rights agreement, shares of the preferred stock of Holding Company. The designation, rights and preferences of the preferred stock of Holding Company would be identical to the preferred stock of EPG. The Holding Company preferred stock purchase rights would, after the Merger, be deemed to be attached to the Holding Company common stock certificates.

     Immediately prior to the effectiveness of the Merger, EPG intends, subject to receipt of a favorable IRS ruling and SEC no-action response, to transfer and contribute to Holding Company as a capital contribution all of the outstanding capital stock of the principal non-regulated subsidiaries of EPG. The subsidiaries would be transferred as part of the planned separation of the present regulated and non-regulated businesses of EPG under the holding company structure. Following the Merger, EPG would continue to hold all of the assets of EPG held immediately prior to the Merger, except for the stock of the subsidiaries transferred to the Holding Company and certain other assets, not material in amount, held immediately prior to the Merger.

     All business and operations conducted by the Company prior to the Merger would, after the Merger, continue to be conducted by the Company as direct and indirect subsidiaries of Holding Company, and the consolidated assets and liabilities of Holding Company and subsidiaries immediately after the Merger would be the same as the consolidated assets and liabilities of the Company immediately before the Merger.

     The directors of the Holding Company immediately after the Merger would be those persons who are the directors of EPG immediately prior to the Merger. All officers of Holding Company would consist of persons who are currently officers of EPG. In addition, the restated certificate of incorporation and by-laws of EPG immediately prior to the Merger and the certificate of incorporation and by-laws of the Holding Company immediately after the Merger would be identical, with the exception that Holding Company's name would be different than EPG.

     EPG expects to complete the restructuring by early 1997, subject to the satisfaction of certain conditions, including among other things: (i) approval of Holding Company common stock and preferred stock purchase rights for trading on the New York Stock Exchange, (ii) a favorable no-action ruling from the SEC concerning the absence of requirement for registration under the Securities Act of 1933 of the Holding Company common stock to be issued in the Merger and certain other securities law issues, (iii) a favorable private letter ruling from the IRS, and (iv) consents from certain third parties. The Company believes, but there can be no assurance, that the conditions to forming the holding company structure will be satisfied. It is possible that certain of the terms of the structure described above may be modified or dispensed with and additional new terms of structure may be adopted, in response to conditions imposed by IRS and SEC in their rulings or otherwise adopted by the Board in on-going consideration of the holding company structure.

     Management believes that the holding company structure will provide the framework that allows for and accommodates future growth from internal operations (including the separation of regulated and non-regulated businesses), acquisitions, and joint ventures. This structure will also broaden the alternatives available for future financing, as well as generally provide for greater administrative and operational flexibility.

SFAS No. 71, Accounting for the Effects of Certain Types of Regulation

     EPG and MPC are subject to the regulations and accounting of FERC, and therefore continue to follow the reporting and accounting requirements of SFAS No. 71. The Consolidated Balance Sheets contain assets and liabilities related to operations which have been recorded pursuant to SFAS No. 71. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1995, this amount was estimated to be approximately $46 million, net of income taxes. While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles is no longer appropriate. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby. For a further discussion of SFAS No. 71 issues see Note 1 of Item 8, Financial Statements and Supplementary Data.

     Effective January 1, 1996, EPG transferred certain gathering and processing facilities to EPFS. FERC had determined that, upon the transfer to EPFS, the facilities would be exempt from FERC jurisdiction. Accordingly, the provisions of SFAS No. 71 do not apply to EPFS's transactions and balances effective January 1, 1996. The discontinuance of the application of SFAS No. 71 to EPFS will not have a material impact on the Company's financial condition or results of operations.

SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be
Disposed Of

     The Company anticipates adopting SFAS No. 121 in the first quarter of 1996. As a result of the adoption, the Company will reduce property, plant, and equipment by a charge to earnings of approximately $19 million, net of income taxes. In addition, management expects to write-off an impaired regulatory asset of approximately $5 million, net of income taxes, in the first quarter of 1996. See Note 2 of Item 8, Financial Statements and Supplementary Data.

SFAS No. 123, Accounting for Stock-Based Compensation

     The Company adopted SFAS No. 123 in the first quarter of 1996, and elected to continue to apply the accounting rules contained in APB No. 25. This election requires the Company to disclose pro forma net income and earnings per share based on the fair value methodology in SFAS No. 123; however, there is no impact to the Company's financial condition or results of operations.

SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties

     The Company adopted SOP 94-6 effective January 1, 1995. There is no impact to the Company's financial condition or results of operations.

     For a further discussion of SFAS No. 121, SFAS No. 123, and SOP 94-6 see
Note 14 of Item 8, Financial Statements and Supplementary Data.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     EPG is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements are identified with a footnote on the page in which they appear.

     Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

          1 -- The ability to increase transmission, gathering, processing, and sales volumes can be subject to the impact of future weather conditions, including those that favor hydroelectric generation; price; drilling activity; and service competition, especially due to excess pipeline capacity into California.

          2 -- Growth strategies through acquisitions and investments in joint ventures may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

          3 -- Future profitability will be effected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

          4 -- Cost control efforts may be effected by the timing of related work force reductions and might be further offset by unusual and unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation costs in excess of reserves.

          5 -- Rates for certain services are related to natural gas prices such that variations in natural gas prices may result in corresponding variances in operating revenues.

          6 -- Future operating results and success of business ventures in the United States, Mexico, and Latin America may be subject to the effects of and changes in United States and foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, and operating conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1995          1994         1993
                                                            ----------     --------     --------
Operating revenues
  Reservation.............................................  $  503,455     $506,122     $483,471
  Transportation..........................................      23,262       41,102       59,631
  Natural gas and liquids.................................     403,428      225,857      280,839
  Gathering and processing................................      72,477       66,581       51,427
  Other...................................................      35,375       30,210       33,560
                                                            ----------     --------     --------
                                                             1,037,997      869,872      908,928
                                                            ----------     --------     --------
Operating charges
  Operation and maintenance...............................     311,639      295,182      340,818
  Natural gas and liquids.................................     402,279      233,823      249,484
  Depreciation, depletion, and amortization...............      72,077       65,037       54,051
  Litigation special charge...............................          --       15,062           --
  Taxes, other than income taxes..........................      39,591       38,473       35,330
                                                            ----------     --------     --------
                                                               825,586      647,577      679,683
                                                            ----------     --------     --------
Operating income..........................................     212,411      222,295      229,245
                                                            ----------     --------     --------
Other (income) and income deductions
  Interest and debt expense...............................      86,297       78,850       75,429
  Allowance for funds used during construction............      (2,419)        (485)      (5,438)
  Other, net..............................................      (4,443)      (4,146)       8,428
                                                            ----------     --------     --------
                                                                79,435       74,219       78,419
                                                            ----------     --------     --------
Income before income taxes................................     132,976      148,076      150,826
Income taxes..............................................      47,613       58,463       59,153
                                                            ----------     --------     --------
Net income................................................  $   85,363     $ 89,613     $ 91,673
                                                            ==========     ========     ========
Earnings per common share.................................  $     2.47     $   2.45     $   2.46
                                                            ==========     ========     ========
Average common shares outstanding.........................      34,495       36,632       37,212
                                                            ==========     ========     ========

   The accompanying Notes and Supplemental Schedules are an integral part of these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNT)

                                     ASSETS

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1995             1994
                                                                     ------------     ------------
Current assets
  Cash and temporary investments...................................   $    39,373      $    27,636
  Accounts and notes receivable, net...............................       214,796          131,650
  Inventories......................................................        37,108           34,666
  Take-or-pay buy-outs, buy-downs, and prepayments, net............        10,477           33,356
  Other regulatory assets..........................................        11,740           12,000
  Deferred income tax benefit......................................        22,631           41,257
  Other............................................................        32,467           18,594
                                                                      -----------      -----------
          Total current assets.....................................       368,592          299,159
                                                                      -----------      -----------
Property, plant, and equipment, net................................     1,977,624        1,861,589
Intangible assets, net.............................................        47,878            4,308
Take-or-pay buy-outs, buy-downs, and prepayments, net..............         1,017           14,502
Other regulatory assets............................................        51,878           59,021
Other..............................................................        87,636           93,192
                                                                      -----------      -----------
                                                                        2,166,033        2,032,612
                                                                      -----------      -----------
          Total assets.............................................   $ 2,534,625      $ 2,331,771
                                                                      ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable
     Trade.........................................................   $   200,984      $   117,575
     Other.........................................................        74,690          111,781
  Short-term borrowings............................................       278,200          106,800
  Take-or-pay financing liability..................................            --           36,700
  Current maturities on long-term debt.............................         7,590            6,824
  Accrued interest.................................................        32,552           31,236
  Accrued taxes, other than income taxes...........................        29,793           27,373
  Other............................................................        18,833           13,766
                                                                      -----------      -----------
          Total current liabilities................................       642,642          452,055
                                                                      -----------      -----------
Long-term debt, less current maturities............................       771,892          779,097
Deferred income taxes, less current portion........................       314,143          304,918
Deferred credits...................................................        39,514           40,325
Other..............................................................        54,279           45,740
                                                                      -----------      -----------
                                                                        1,179,828        1,170,080
                                                                      -----------      -----------
Commitments and contingent liabilities (See Note 5.)

Stockholders' equity
  Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,351 shares..........................................       112,054          112,053
  Additional paid-in capital.......................................       454,713          454,705
  Retained earnings................................................       240,101          202,558
  Less: Treasury stock of 3,127 and 1,799 shares...................        94,713           59,680
                                                                      -----------      -----------
          Total stockholders' equity...............................       712,155          709,636
                                                                      -----------      -----------
          Total liabilities and stockholders' equity...............   $ 2,534,625      $ 2,331,771
                                                                      ===========      ===========

   The accompanying Notes and Supplemental Schedules are an integral part of these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1994        1993
                                                              ---------   ---------   ---------
Cash flows from operating activities
  Net income................................................  $  85,363   $  89,613   $  91,673
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............     72,077      65,037      54,051
     Deferred income taxes..................................     29,939      49,394       8,550
     Net take-or-pay recoveries.............................     36,364      31,932      60,799
     Net costs recovered (recoverable) through insurance....     (1,736)     22,969     (22,578)
     Other working capital changes
       Accounts and notes receivable........................    (11,433)        862      34,877
       Inventories..........................................      1,240      (2,527)     11,530
       Other current assets.................................    (10,714)      4,684      10,209
       Accrual for regulatory issues........................         --     (34,903)      1,210
       Accounts payable.....................................     (9,871)     33,322     (38,644)
       Accrued taxes, other than income taxes...............      2,322       4,132       5,291
       Other current liabilities............................      2,349      (4,037)      3,609
  Other.....................................................      7,211      (7,276)     14,975
                                                              ---------   ---------   ---------
       Net cash provided by operating activities............    203,111     253,202     235,552
                                                              ---------   ---------   ---------
Cash flows from investing activities
  Capital expenditures......................................   (166,323)   (173,252)   (164,333)
  Proceeds from disposal of property........................      3,951       7,299       1,674
  Net cash flow impact of acquisitions......................    (23,303)         --     (35,695)
  Other.....................................................    (30,134)    (23,381)     (7,553)
                                                              ---------   ---------   ---------
       Net cash used in investing activities................   (215,809)   (189,334)   (205,907)
                                                              ---------   ---------   ---------
Cash flows from financing activities
  Net commercial paper borrowings...........................     96,400     105,500       1,300
  Revolving credit borrowings...............................     75,000          --          --
  Long-term debt retirements................................    (15,543)    (16,174)     (2,871)
  Repayment of volumetric take-or-pay receivable............    (36,700)    (43,808)    (35,313)
  Acquisition of treasury stock.............................    (56,528)    (43,994)    (18,001)
  Dividends paid............................................    (44,922)    (43,491)    (39,935)
  Other.....................................................      6,728       5,735      16,537
                                                              ---------   ---------   ---------
       Net cash provided by (used in) financing
          activities........................................     24,435     (36,232)    (78,283)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and temporary investments.......     11,737      27,636     (48,638)
Cash and temporary investments
  Beginning of period.......................................     27,636          --      48,638
                                                              ---------   ---------   ---------
  End of period.............................................  $  39,373   $  27,636   $      --
                                                              =========   =========   =========

   The accompanying Notes and Supplemental Schedules are an integral part of these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                     COMMON STOCK      ADDITIONAL                TREASURY STOCK           TOTAL
                                   -----------------   PAID-IN     RETAINED   ---------------------   STOCKHOLDERS'
                                   SHARES    AMOUNT    CAPITAL     EARNINGS     SHARES      AMOUNT       EQUITY
                                   ------   --------   --------    --------   ----------   --------   -------------
January 1, 1993..................  37,304   $111,913   $454,480    $108,025       (184)    $ (5,426)    $ 668,992
  Net income.....................                                    91,673                                91,673
  Issuance of common stock, net
     of related costs............      46        138      1,016                                             1,154
  Common stock dividend
     ($1.10 per share)...........                                   (40,904)                              (40,904)
  Acquisition of treasury
     stock.......................                                                 (509)     (18,001)      (18,001)
  Issuance of treasury stock.....                                    (1,288)       207        5,922         4,634
                                   ------   --------   --------    --------     ------     --------     ---------
December 31, 1993................  37,350    112,051    455,496     157,506       (486)     (17,505)      707,548
  Net income.....................                                    89,613                                89,613
  Issuance of common stock, net
     of related costs............       1          2         24                                                26
  Common stock dividend
     ($1.21 per share)...........                                   (44,179)                              (44,179)
  Acquisition of treasury
     stock.......................                                               (1,363)     (43,994)      (43,994)
  Issuance of treasury stock.....                                      (382)        50        1,819         1,437
  Other..........................                          (815)                                             (815)
                                   ------   --------   --------    --------     ------     --------     ---------
December 31, 1994................  37,351    112,053    454,705     202,558     (1,799)     (59,680)      709,636
  Net income.....................                                    85,363                                85,363
  Issuance of common stock, net
     of related costs............                  1          7                                                 8
  Common stock dividend
     ($1.32 per share)...........                                   (45,390)                              (45,390)
  Acquisition of treasury
     stock.......................                                               (2,020)     (56,528)      (56,528)
  Issuance of treasury stock for
     acquisition of Eastex.......                                    (2,128)       656       20,977        18,849
  Issuance of treasury stock.....                                      (300)        36          518           218
  Other..........................                             1          (2)                                   (1)
                                   ------   --------   --------    --------     ------     --------     ---------
December 31, 1995................  37,351   $112,054   $454,713    $240,101     (3,127)    $(94,713)    $ 712,155
                                   ======   ========   ========    ========     =======    ========     =========

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     On June 1, 1993, the Company acquired from a wholly owned subsidiary of Enron Corp., that subsidiary's 50 percent interest in MPC, a general partnership. This acquisition gave the Company 100 percent ownership of MPC. The operating results of MPC are included in the Company's consolidated results of operations for the twelve months ended December 31, 1995, and 1994, and the months of May 1993 through December 1993. The Company's previously owned 50 percent equity interest in MPC is included in other-net in the Consolidated Statements of Income.

     Effective September 1, 1995, Eastex was merged with and into El Paso Acquisition Company, a wholly owned subsidiary of EPG. The name of El Paso Acquisition Company was changed to Eastex at the time of the merger. On December 7, 1995, Eastex purchased all of the issued and outstanding capital stock of Premier. The Eastex operating results for the months of September through December 1995 (including Premier for the month of December) are included in the Company's consolidated results of operations for the year ended December 31, 1995.

  Accounting for Regulated Operations

     EPG and MPC are subject to the regulations and accounting procedures of FERC, and therefore continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     Transactions which EPG has recorded differently than a non-regulated entity include the following: (i) take-or-pay payments recoverable from customers, based upon transportation volumes, have been recorded as an asset, net of allowance; (ii) losses on reacquired debt have been recorded in other assets and are being amortized over the life of the original or replacement debt; (iii) revenue related to the implementation of SFAS No. 109 has been recorded as a deferred credit and is being amortized into income; (iv) an adjustment to reflect the increase in the federal income tax rate has been recorded in other regulatory assets to be recovered in future rates; (v) OPEB costs that differ from the amounts funded are recorded either as a regulatory asset or liability to be included in future rates; (vi) postemployment benefit costs have been recorded in other regulatory assets to be recovered in future rates; (vii) a portion of EPG's investment in its underground storage facility has been recorded as an asset and is being recovered in accordance with the settlement agreement; (viii) the cost of equity funds used during construction has been capitalized; and (ix) certain environmental costs have been recorded as adjustments to accumulated depreciation.

     Transactions which MPC has recorded differently than a non-regulated entity include the following: (i) the cost of equity funds used during construction has been capitalized, (ii) excess amounts due to straight-line depreciation rates have been recorded as other regulatory assets to be recovered in future rates, and (iii) deferred taxes on the equity portion of allowance for funds used during construction have been recorded in other regulatory assets to be recovered in future rates.

     While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles is no longer appropriate. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1995, this amount was estimated to be approximately $46 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

     In September 1995, FERC authorized EPG to abandon certificates applicable to certain gathering and processing facilities, subject to certain conditions. This order was reaffirmed in November 1995. These facilities were transferred to EPFS effective January 1, 1996. FERC had determined that, upon the transfer to EPFS, the facilities would be exempt from FERC jurisdiction. Accordingly, the provisions of SFAS No.71 do not apply to EPFS's transactions and balances effective January 1, 1996. The discontinuance of the application of SFAS No. 71 to EPFS will not have a significant impact on the Company's financial condition or results of operations.

  Cash and Temporary Investments

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Accumulated Provision for Uncollectible Accounts Receivable

     The Company has established a provision for losses on trade accounts receivable which may become uncollectible. Collectibility of trade receivables is reviewed regularly, and the allowance for bad debts is adjusted as necessary under the specific identification method. The balances of this provision at December 31, 1995, and 1994, were $2.6 million and $6.2 million, respectively.

  Gas Imbalances

     The Company currently accounts for gas imbalances due to or due from shippers and operators. Gas imbalances are valued at the appropriate index price.

     The Company has established a provision for gas imbalances which may become uncollectible. Collectibility of gas imbalances is reviewed regularly, and the provision is adjusted as necessary under the specific identification method. The balances of this provision at December 31, 1995, and 1994, were $7.4 million and $8.8 million, respectively.

  Inventories

     Materials and supplies and gas in storage are valued at the lower of cost or market with cost determined using the average cost method.

  Take-or-Pay Settlements

     Assets resulting from the resolution of take-or-pay obligations include recoupable take-or-pay prepayments and take-or-pay buy-out and buy-down receivables. Recoupable prepayments result when EPG pays for, but does not physically receive, gas and retains the right to take such gas in the future, generally over 5 years. Take-or-pay buy-outs and buy-downs represent costs paid to natural gas producers for the termination or modification of gas purchase contracts. In exchange for EPG's agreement to absorb 25 percent of its take-or-pay buy-out and buy-down costs, FERC regulations provide for the direct billing of 25 percent of such costs to EPG's customers. In addition, such regulations allow EPG to recover the remaining 50 percent of its buy-out and buy-down costs through a surcharge added to its transportation rates. The collection period for the surcharge extends through March 1996.

  Property, Plant, and Equipment

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $74 million and $78 million at December 31, 1995, and 1994, respectively. An allowance for both debt and equity funds used during construction is included in the cost of the Company's property, plant, and equipment.

     EPG's properties are depreciated using the composite method. The straight-line depreciation rate for transmission facilities was 1.6 percent in 1995, 1994, and 1993. The depreciation rate for gathering facilities was 3.5 percent for 1995, 1994, and 1993.

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

     Costs of properties that are not operating units, as defined by FERC, which are retired, sold, or abandoned are charged or credited, net of salvage, to accumulated depreciation and amortization. Gains or losses on sales of operating units are credited or charged to income.

  Intangible Assets

     Goodwill resulting from the acquisitions of Eastex and Premier is being amortized over a 40-year period using the straight-line method. Other intangible assets are valued at cost and are being amortized over a period ranging between 5 years and 25 years using the straight-line or composite method.

     The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

  Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. Reserves for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. The most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation, and cost-sharing arrangements are used in determining the reserves. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Reserves for expenditures expected to be made within 1 year are classified as current, and the remainder are classified as non-current in the Consolidated Balance Sheets.

  Financial Instruments With Off-Balance-Sheet Risk

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates and the price of natural gas. These financial instruments include interest rate swaps, price swap agreements, futures, and options.

     Gains or losses on futures and options contracts are deferred until the hedged commodity transaction occurs. The difference paid or received under the interest rate swap agreements is charged or credited to interest expense. Gains or losses on price swaps, futures, and options are recognized and reported as a component of the related transaction. Any cash flow recognition resulting from holding these financial instruments are treated in the same manner as the underlying transaction.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available.

     Pursuant to a tax sharing agreement between EPG and BR covering periods prior to July 1992, EPG is responsible for its tax liabilities and those of its subsidiaries. EPG is required to pay BR its allocable portion of the consolidated federal tax liability and combined state income tax liability for such periods.

  Treasury Stock

     Treasury stock is accounted for using the cost method and is shown as a reduction to stockholders' equity in the Consolidated Balance Sheets. Treasury stock sold or issued is valued on a first-in first-out basis. Included in treasury stock at December 31, 1995, and 1994, were 680,000 shares and 430,000 shares, respectively, that were reserved to secure benefits under certain of the Company's benefit plans.

  Earnings Per Share

     Earnings per share of common stock is based on the weighted average number of shares of common stock outstanding during the year. The weighted average shares of common stock outstanding for 1995, 1994, and 1993 were 34,495,422, 36,632,236, and 37,212,192, respectively. Stock options are the only common stock equivalents issued by the Company and are currently not dilutive.

2. EMPLOYEE BENEFITS

  Pensions

     The Company maintains a defined benefit pension plan covering all employees of the Company, except employees of Eastex and its subsidiaries and leased employees. In general, benefits are based on years of credited service and final 5-year average compensation, and have maximum limitations as defined in the pension plan.

     The Company's funding policy is to make annual contributions to the pension plan. These contributions are limited to amounts currently deductible for tax purposes. The amounts are calculated using the projected unit credit method, to provide the pension plan with assets sufficient to meet the benefits to be paid to pension plan participants. The objective under this method is to fund each participant's benefits under the pension plan as they accrue, taking into consideration future salary increases.

     The following table reflects the components of net periodic pension cost for the years ended December 31:

                                                             1995        1994        1993
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Service cost -- benefits earned during the period....  $  8,470    $  9,345    $  7,568
    Interest cost on projected benefit obligation........    41,076      39,458      38,786
    Actual (return) loss on plan assets..................   (85,952)      4,721     (43,850)
    Net amortization and deferral........................    49,143     (39,669)     10,724
                                                           --------    --------    --------
    Net periodic pension cost............................  $ 12,737    $ 13,855    $ 13,228
                                                           ========    ========    ========

     The following table sets forth the qualified pension plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31:

                                                                     1995           1994
                                                                   --------       --------
                                                                       (IN THOUSANDS)
    Actuarial present value of benefit obligations
      Vested benefits............................................  $508,676       $430,499
      Nonvested benefits.........................................       691            818
                                                                   --------       --------
    Accumulated benefit obligation...............................  $509,367       $431,317
                                                                   ========       ========
    Projected benefit obligation for service rendered to date....  $587,248       $489,121
    Plan assets at fair value, primarily listed stocks and
      government securities......................................   473,472        407,620
                                                                   --------       --------
    Projected benefit obligation in excess of plan assets........  $113,776       $ 81,501
                                                                   ========       ========
    Unrecognized net loss........................................  $ 75,828       $ 36,686
    Unrecognized net transition obligation.......................    16,601         19,305
    Recognized pension liability.................................    21,347         25,510
    Minimum liability adjustment included in recognized pension
      liability..................................................        --             --
                                                                   --------       --------
                                                                   $113,776       $ 81,501
                                                                   ========       ========

     The accumulated vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled, but it is based on the employee's expected date of termination.

     The following table reflects the actuarial assumptions used in the valuation of the projected benefit obligation at December 31:

                                                                        1995        1994
                                                                        -----       -----
      Weighted average discount rate..................................  7.25%       8.75%
      Rate of increase in future compensation levels..................  5.00%       5.00%
      Weighted average expected long-term rate of return on plan
         assets.......................................................  9.25%       9.25%

  Retirement Savings Plan

     The Company maintains a defined contribution plan covering all employees of the Company, except employees of Eastex and its subsidiaries. During 1995, 1994, and 1993, the Company made matching contributions equal to a participant's basic contributions of up to 6 percent where the participant has fewer than 10 years of employment with the Company, or up to 8 percent where the participant has 10 or more years of employment with the Company. Amounts expensed under the plan were approximately $8 million for each of the years ended December 31, 1995, 1994, and 1993.

  Postretirement Benefits, Other than Pensions

     The Financial Accounting Standards Board issued SFAS No. 106, Employers' Accounting for Post Retirement Benefits Other Than Pensions, which requires companies to account for OPEB (principally retiree medical costs) on an accrual basis versus the pay-as-you-go basis traditionally followed by most United States companies. The Company adopted SFAS No. 106 effective January 1, 1993.

     The Company provides a non-contributory defined benefit postretirement medical plan that covers employees who retired on or before March 1, 1986, and limited postretirement life insurance for employees who retire after January 1, 1985. As such, the Company's obligation to accrue for OPEB is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is funded to the extent employer contributions are recoverable through rates.

     EPG began recovering through its rates the OPEB costs included in the January 1993 settlement agreement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table reflects the components of net periodic postretirement benefit cost for the years ended December 31:

                                                               1995       1994       1993
                                                              -------    -------    -------
                                                                      (IN THOUSANDS)
    Interest cost on accumulated postretirement benefit
      obligation............................................  $ 6,767    $ 6,983    $ 9,377
    Actual (return) loss on plan assets.....................   (5,041)       472       (254)
    Net amortization and deferral...........................   10,436      6,585      9,062
                                                              -------    -------    -------
    Net periodic postretirement benefit cost................  $12,162    $14,040    $18,185
                                                              =======    =======    =======

     The following table sets forth the postretirement plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31:

                                                                        1995        1994
                                                                      --------    --------
                                                                         (IN THOUSANDS)
    Accumulated postretirement benefit obligation...................  $ 90,795    $ 86,656
    Plan assets at fair value, primarily U.S. stocks and U.S.
      bonds.........................................................    30,102      16,758
                                                                      --------    --------
    Accumulated postretirement benefit obligation in excess of plan
      assets........................................................  $ 60,693    $ 69,898
                                                                      ========    ========
    Unrecognized net gain...........................................  $(22,809)   $(26,441)
    Unrecognized transition obligation..............................    88,179      96,987
    Prepaid postretirement benefit cost.............................    (4,677)       (648)
                                                                      --------    --------
                                                                      $ 60,693    $ 69,898
                                                                      ========    ========

     A 9.0 percent annual rate of increase in the per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 6.0 percent by the year 1999. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1995, by approximately $9 million and increase the interest cost component of net periodic postretirement benefit cost for 1995 by approximately $1 million. A discount rate of 7.25 percent and 8.75 percent was used to determine the accumulated postretirement benefit obligation at December 31, 1995, and 1994, respectively. The weighted average expected long-term rate of return for 1995 was 7.6 percent.

  Postemployment Benefits Other Than Pension

     The Financial Accounting Standards Board issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which requires companies to account for benefits to former or inactive employees after employment but before retirement (referred to in SFAS No. 112 as "postemployment benefits"). SFAS No. 112 is effective for the fiscal years beginning after December 15, 1993. These postemployment benefits include every form of benefit provided to former or inactive employees, their beneficiaries and covered dependents. Benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Effective January 1, 1994, the Company adopted SFAS No. 112. The Company has recorded a liability for postemployment benefit costs of approximately $8 million, in addition to a regulatory asset for the same amount, to reflect the initial adoption of SFAS No. 112. In accordance with the offer of settlement filed with FERC in March 1996, management expects to write-off the regulatory asset established at the adoption of SFAS No. 112. The regulatory asset of $5 million, net of income taxes, will be written off in the first quarter of 1996. For a further discussion, see Note 14, Recent Pronouncements.

3. LONG-TERM DEBT AND OTHER FINANCING

     Long-term debt outstanding at December 31, 1995, and 1994, consisted of the following:

                                                                       1995         1994
                                                                     --------     --------
                                                                         (IN THOUSANDS)
    Long-term debt
      EPG
         6.90% Notes, due January 1997.............................  $100,000     $100,000
         9.45% Notes, due September 1999...........................    47,452       47,447
         7 3/4% Notes, due January 2002............................   214,678      214,624
         8 5/8% Debentures, due March 2012.........................    16,832       16,811
         8 5/8% Debentures, due January 2022.......................   258,479      258,420
         Other.....................................................        26           35

      MPC
         Project financing loan, due March 2007, average interest
           rates of 8.8% and 8.0%..................................   141,768      148,584

      Eastex
         Promissory note, due April 1, 1998, interest rate of
           floating prime rate plus 1%.............................       247           --
                                                                     --------     --------
                                                                      779,482      785,921
         Less current maturities...................................     7,590        6,824
                                                                     --------     --------
              Total long-term debt.................................  $771,892     $779,097
                                                                     ========     ========

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

                                                                             (IN THOUSANDS)
        1996................................................................    $  7,590
        1997................................................................     108,379
        1998................................................................      18,165
        1999................................................................      65,380
        2000................................................................      11,105
        Thereafter..........................................................     568,863
                                                                                --------
                  Total long-term debt, including current maturities........    $779,482
                                                                                ========

     EPG must comply with various restrictive covenants contained in its debt agreements which include, among others, maintaining a consolidated debt and guaranties to capitalization ratio no greater than 70 percent. In addition, EPG subsidiaries on a consolidated basis (as defined in the agreements) may not incur debt obligations which would exceed $75 million in the aggregate. As of December 31, 1995, EPG's consolidated debt and guaranties to capitalization ratio was 56 percent and debt obligations of EPG subsidiaries did not exceed $75 million on a consolidated basis.

     In September 1991, MPC entered into a credit agreement with a group of banks which provided a 15-year project financing loan to MPC of up to $180 million. Total outstanding loan balances under the credit agreement were $142 million and $149 million at December 31, 1995, and 1994, respectively. The loan is repayable in semiannual installments through March 2007. Interest on the loan is payable quarterly.

     Borrowings under the credit agreement are collateralized by a priority interest in the Company's partnership interests and certain other distributed and undistributed partnership property. The credit agreement also contains covenants relating to, among other things, partnership distributions and additional indebtedness.

  Financing Transactions

     Short-term borrowings are principally commercial paper with weighted average interest rates of 6.0 percent and 4.6 percent at December 31, 1995, and 1994, respectively. As of December 31, 1995, and 1994, approximately $203 million and $107 million, respectively, of commercial paper was outstanding. In February 1992, EPG established a $300 million revolving credit facility with a group of banks which would have expired in March 1996. This facility was replaced in August 1994 when EPG established with a group of banks a revolving credit facility of $400 million that expires August 1999. This facility was established primarily as a liquidity facility for the Company's commercial paper program. As of December 31, 1995, there was $75 million outstanding under this facility. There were no borrowings outstanding under this facility as of December 31, 1994. In October 1994, EPG established an additional $30 million line of credit facility. As of December 31, 1995, and 1994, there were no borrowings outstanding under this line of credit facility. On January 19, 1996, the Board increased short-term borrowing limits from $400 million to $500 million. Eastex had available a credit facility of approximately $20 million which expired October 31, 1995. On September 12, 1995, EPG retired Eastex long-term debt in the amount of $9 million.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC. There were no securities issued pursuant to the shelf registration statement as of December 31, 1995, and 1994.

4. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1995, and 1994, the carrying amounts of certain financial instruments employed by the Company, including cash, cash equivalents, short-term borrowings and investments, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair value of the project financing is representative of the carrying amount due to the short-term nature of the interest rates. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                                       DECEMBER 31,
                                                     ------------------------------------------------
                                                              1995                      1994
                                                     ----------------------    ----------------------
                                                     CARRYING                  CARRYING
                                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                     --------    ----------    --------    ----------
                                                                      (IN THOUSANDS)
Balance sheet financial instruments:
  Long-term debt...................................  $637,714     $ 710,460    $637,337     $ 621,400
  Project financing................................   141,768       141,768     148,584       148,584
Other financial instruments:
  Non-Trading
     Interest rate swap agreements.................        --        15,497          --         2,144
     Futures contracts.............................        --         1,050          --            84
     Option contracts..............................        --       (12,494)         --            --
     Swap agreements...............................        --        22,545          --         1,190
  Trading
     Futures contracts.............................        --        (6,200)         --            --
     Option contracts..............................        --         6,891          --            --
     Swap contracts................................        --         1,454          --            --
                                                     --------     ---------    --------     ---------
          Total....................................  $779,482     $ 880,971    $785,921     $ 773,402
                                                     ========     =========    ========     =========

  Derivative Financial Instruments

     In prior years, the Company used derivative instruments to principally manage well-defined interest rate price risks and had limited involvement in financial derivative instruments to manage commodity price risks. Subsequent to the acquisition of Eastex in September 1995, the Company has broadened its utilization of natural gas futures, options and swap contracts to hedge higher levels of volumetric fixed price purchase and sale commitments. In the ordinary course and conduct of its business, MSG utilizes futures and option contracts traded on the NYMEX and OTC options and price and basis swaps with major gas merchants and financial institutions to hedge its price risk exposure related to inventories and fixed price commitments to purchase and sell natural gas. It is MSG's policy to seek to maintain a balanced portfolio of supply and demand contracts, utilizing the NYMEX and OTC financial markets to hedge against price volatility which may effect those obligations. In addition to its hedging activities, MSG also engages in selective trading of these financial instruments.

  Non-Trading

  1. Interest Rate Swap Agreements

     MPC

     MPC has entered into interest rate swap agreements which effectively converted $114.3 million of floating-rate debt to fixed-rate debt (see Note 3, Long-Term Debt and Other Financing). MPC makes payments to counterparties at fixed rates and in return receives payments at floating rates. Substantially all of the remaining loan principal had interest rates ranging from 6.8 percent to
7.3 percent during 1995. The two swap agreements were entered into in March 1992 and have remaining terms of approximately 4 years and 6 years, respectively.

     EPNC

     In February 1995, EPNC entered into a 7.75-year lease agreement (see Note 5, Commitments and Contingencies). To moderate the exposure to interest rates, EPNC entered into an interest rate swap arrangement effective July 31, 1995, whereby approximately 50 percent of the current lease financing was converted from a London Interbank Offered Rate (LIBOR) based floating rate to a 5.9 percent fixed rate.

     The effective dates and notional amounts subject to the swap arrangement are as follows:

                                                                         (IN THOUSANDS)
                                                                         --------------
        July 31, 1995 -- October 31, 1995................................    $ 12,500
        October 31, 1995 -- April 30, 1996...............................    $ 25,000
        April 30, 1996 -- December 31, 1997..............................    $ 35,000

     The primary risks associated with interest rate swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, neither MPC nor EPNC anticipates non-performance by the other parties.

  2. Futures contracts

     Natural gas futures contracts are traded on the NYMEX, with each contract equivalent to 10,000 MMbtu. MSG purchases and sells futures contracts to partially reduce the effects of price volatility characteristics of the cash or spot market of natural gas. Realized and unrealized changes in the market value of futures contracts are deferred until the hedged transaction is recognized. At December 31, 1995, MSG had deferred gains from realized and unrealized positions of approximately $6.2 million, which will be offset by losses from MSG's obligations to purchase and sell natural gas in future periods. At December 31, 1994, EPGM had a deferred loss of approximately $1.2 million. These deferred gains (losses) were included in the Consolidated Balance Sheets at December 31, 1995, and 1994. At December 31, 1995, MSG had 869 net contracts open (1,540 long contracts and 671 short contracts), representing aggregate notional volumes of
8.7 Bcf (15.4 Bcf related to long contracts and 6.7 Bcf related to short contracts) expiring through January 1997. At December 31, 1995, the aggregate notional value of the net open futures contracts was $16.1 million ($29.5 million related to long contracts and $13.4 million related to short contracts). At December 31, 1994, EPGM held 25 futures contracts, representing an aggregate notional volume of 0.2 Bcf and a notional value of $0.5 million.

  3. Option contracts

     Natural gas option contracts provide the holder the right, but not the obligation, to buy or sell natural gas at a predetermined price during a specific period. MSG contemporaneously purchases and sells option contracts to hedge certain price risks associated with contracts whereby MSG has provided to its counterparty a pre-determined floor (minimum) and/or ceiling (maximum) price under the contract. MSG receives premiums from the counterparty for options contracts sold and pays premiums to the counterparty for option contracts purchased. MSG had net premiums deferred of $2.9 million included in the Consolidated Balance Sheets at December 31, 1995. These premiums will be amortized over the remaining term of the contracts, which correspond with the recognition of the underlying hedged commitment. As of December 31, 1995, MSG held 3,390 net option contracts (180 long contracts and 3,570 short contracts), representing net notional volumes of 33.9 Bcf, ranging from terms of 1 to 10 months. At December 31, 1994, EPGM had no option contracts open.

  4. Price and basis swap contracts

     MSG utilizes swap contracts to hedge inherent price risks resulting from
(i) the varying price characteristics of the Company's monthly physical and financial portfolios of purchase and sales transactions and (ii) locational pricing differences between various published price indices and the NYMEX futures contracts which may have been utilized as a hedge component. These swap agreements include (i) transactions in which one party agrees to pay a fixed price while the other party agrees to pay a price based on a published index (referred to as price swaps) and (ii) transactions in which the parties agree to pay based on different indices (referred to as basis swaps). At December 31, 1995, MSG held price swap agreements, ranging in terms from 1 month to 4 years, representing net notional volumes of 18.6 Bcf. Under these price swap agreements, MSG will pay a fixed price and receive a variable price for notional quantities of 34.4 Bcf and pay a variable and receive a fixed price for notional quantities of 15.8 Bcf. At December 31, 1995, MSG held basis swap agreements ranging in terms from 1 to 32 months, representing net notional volumes of approximately 33.7 Bcf. At December 31, 1994, EPGM had price swap agreements with broker-dealers to exchange monthly payments on notional quantities amounting to 17.0 Bcf. During 1994, EPGM realized a pretax loss of approximately $1.4 million pertaining to price swap agreements. At December 31, 1994, EPGM had no basis swaps. At December 31, 1995, MSG had deferred gains (losses) from realized and unrealized price and basis swap positions of approximately $22.5 million. These gains (losses) will be offset by gains (losses) from MSG's obligations to purchase and sell natural gas in future periods. As of December 31, 1994, EPGM had deferred gains (losses) of approximately $1.2 million. These deferred gains (losses) were included in the Consolidated Balance Sheets at December 31, 1995, and 1994.

  Trading

     In late 1995, MSG also utilized financial instruments for purposes other than hedging its physical obligations. In the conduct of these trading activities, MSG primarily bought and sold option contracts and utilized futures contracts and price swap agreements to manage its exposure to market risks. At December 31, 1995, MSG held option futures, and price swap contracts with net notional quantities of approximately 19.8 Bcf, 13.8 Bcf, and 8.5 Bcf, respectively. At December 31, 1995, the mark-to-market value of the trading activity portfolio was approximately $2.9 million and is included in the Consolidated Balance Sheets and Statements of Income. As a result of the proximity of the trading activity to year end, the average fair value of the financial instruments related to the trading activity and the gains arising from the trading activities during the reporting period approximate their fair value at December 31, 1995.

  Credit and Price Risk Management

     The Company's credit risk relates to the risk of loss as a result of non-performance by its counterparties. The Company periodically reviews and assesses counterparty risk to limit any material impact to its financial position or results of operations; consequently, the Company does not anticipate non-performance by the other parties. The Company sets credit limits prior to entering into transactions and did not obtain collateral or other security to support financial instruments subject to credit risk during 1995. MPC's objective in entering into the interest rate swap agreements was to avoid the interest rate risk associated with the floating rate debt. MSG's objective in entering into futures, options, and swap agreements is to primarily hedge against adverse changes in the price of natural gas. MSG's credit risk is specifically related to NYMEX futures and option contracts and is limited to the in the money value of its contracts and is minimized through the daily settlement of its cash deposit accounts, credit standings of the Company's brokers, and the NYMEX. The primary credit risks related to OTC option and price swap agreements is non-performance by its counterparties and is limited to the in the money value of the contracts. While the notional amounts reflect the extent of involvement in the futures, option, and swap contracts, the amounts potentially at risk, in the event of non-performance by the other parties, are substantially smaller.

     A designated committee oversees the credit and price risk management activities of the Company to ensure that specific credit and price risk management strategies have been developed, reviewed, and implemented that comply with the stated objectives approved by management.

5. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     El Paso Natural Gas Company

     General Rate Filings and Other -- In July 1992, EPG filed for FERC approval of new rates to recover increased costs and return on rate base associated with EPG's expansion and modernization projects. These rates became effective on February 1, 1993, subject to refund. EPG made its compliance filing in December 1992, in accordance with the Restructuring Rules. In January 1993, EPG, certain of its customers, and FERC staff reached a settlement agreement which led to the resolution of the above mentioned rate and restructuring proceedings. The settlement agreement was effective October 1, 1993. Under the settlement agreement, EPG refunded a total of approximately $56 million, inclusive of interest, in the fourth quarter of 1993. EPG had provided for these rate refunds as revenues were collected.

     The settlement agreement provided, in part, for the accelerated recovery of a substantial portion of EPG's investment in its underground storage facility. The amount to be recovered was approximately $57 million plus interest which began accruing February 1, 1993, at the FERC allowed rate, which approximates the prime rate. In March 1994, EPG received a final FERC letter order approving recovery of the $57 million of underground storage facility costs. Such costs are being recovered through December 31, 1996, by a demand charge mechanism. The amount recovered through December 31, 1995, was $45 million. The outstanding balances at December 31, 1995, and 1994, were $12 million and $24 million, respectively, of which $12 million is reflected in the current portion of other regulatory assets for both periods and $12 million is included in other regulatory assets in the Consolidated Balance Sheets at December 31, 1994.

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996, subject to refund. In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to its pending rate case and issues surrounding certain contract reductions and expirations which occur between January 1, 1996, and December 31, 1997. For a further discussion of the March 1996 offer of settlement see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Producer Settlement and Cost Recovery -- Since 1987, EPG has made, or has committed to make, buy-out and buy-down payments totaling $1.5 billion to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. These payments resolved virtually all the outstanding producer claims asserted against EPG and terminated or prospectively reformed substantially all of EPG's remaining gas purchase contracts, with the result that EPG no longer has any material take-or-pay exposure. In certain cases, EPG resolved claims by making recoupable prepayments. At December 31, 1995, and 1994, the recoupable prepayment balances were $3 million and $6 million, respectively.

     EPG has filed to recover $1.1 billion of its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for such costs extends through March 1996. Through December 31, 1995, EPG had recovered substantially all of the $1.1 billion. EPG has established a reserve, based on throughput projections, for that portion of the receivables balance which is unlikely to be collected over the period through March 1996. The balances of this reserve were $1 million and $9 million at December 31, 1995, and 1994, respectively.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an Administrative Law Judge which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In December 1994, EPG filed a petition with the Court of Appeals for review of FERC decision, which petition is currently pending. In addition, certain of EPG's customers sought review of certain aspects of the October 1992 order in the Court of Appeals. In January 1996, the Court of Appeals remanded the order to FERC with a direction to clarify the distinction between take-or-pay buydown or buyout costs which were ineligible for recovery and those which were imprudently incurred and, therefore not recoverable. FERC has not yet taken action on the Court of Appeals remand.

     In January 1992, EPG completed a sale of substantially all of its remaining take-or-pay buy-out and buy-down receivables. The receivables sold in this transaction included $104 million which was recovered through direct bill and $221 million to be recovered through a volumetric surcharge. The volumetric surcharge portion of the sale has been accounted for as a financing transaction because EPG is subject to certain recourse provisions related to such receivables. Amounts collected related to the take-or-pay receivables sold were remitted to the purchasers of the receivables. In the third quarter of 1995, EPG prepaid the outstanding $17 million take-or-pay financing liability.

     Mojave Pipeline Company

     General Rate Filings and Other -- MPC filed a service and rate design restructuring plan in November 1992 which was essentially approved by FERC in March 1993. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon SFV rate design rather than MFV rate design. Management believes the Court of Appeals will uphold SFV rates as applied to MPC.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement will be resolved following a hearing before FERC.

  Environmental Matters

     As of December 31, 1995, EPG had a reserve of approximately $35 million for the following environmental contingencies with income statement impact:

     1 -- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. For the year ended December 31, 1995, EPG has incurred approximately $3 million in PCB remediation costs. Future PCB remediation costs are estimated to range between $3 million and $4 million over the next 4 years.

     2 -- In June 1993, EPG executed an Administrative Order on Consent with EPA to conduct a RI/FS for a site located in Statesville, North Carolina that has been identified for cleanup. EPG and the other PRP have entered into an agreement to jointly fund the RI/FS for the site. Total remediation costs are estimated to be between $16 million and $29 million over a 30-year period. EPG and the other PRP are engaged in negotiations over the appropriate allocation of the remediation costs.

     3 -- In November 1993, in accordance with an EPA order, EPG and Atlantic Richfield Company submitted work plans for remediation of the Prewitt Refinery site in McKinley County, New Mexico. EPG and Atlantic Richfield Company have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of future remediation costs is estimated to be approximately $8 million over a 29-year period. Remediation began in May 1995 and for the year ended December 31, 1995, EPG has incurred approximately $2 million in remediation costs.

     4 -- In December 1993, EPA issued EPG a Notice of Potential Liability for the Colorado School of Mines Research Institute site in Golden, Colorado ordering EPG and eleven other PRPs to clean up the site. EPA has determined that the volume of hazardous substances sent to the site by EPG represents less than 2.5 percent of the total volumes sent by all PRPs. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $0.4 million. Remediation of the site is expected to be completed during 1996.

     5 -- EPG and another PRP have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and the other PRP have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG estimates its costs for remediation will be approximately $5 million over a 5-year period.

     6 -- In August 1992, EPG received a notice from the current owner of a site in Etowah, Tennessee requesting compensation for remediation expenses associated with the site. EPG negotiated a settlement agreement effective August 10, 1995. In accordance with the agreement, EPG paid approximately $0.6 million in the third quarter of 1995.

     7 -- EPG and other PRPs entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued a Record of Decision in September 1995, under which the proposed remediation and EPA oversight costs are estimated to be $1.6 million. The allocation of these costs between EPG and the other PRPs is currently being negotiated. EPG's share of the costs is estimated to be approximately $0.8 million over a 5-year period.

     Management believes the amount reserved as of December 31, 1995, is sufficient to cover these and other small environmental assessments and remediation activities.

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

     2 -- EPG conducted remediation of mercury contamination at various mercury meter sites located within the gathering system since May 1990. As of December 1995, EPG has remediated approximately 9,000 sites in the San Juan Basin. The project was completed in December 1995 at a total project cost of approximately $21 million. Since March 1994, EPG has identified approximately 2,325 earthen siphon/dehydration pits in the San Juan Basin for remediation and closure as required by environmental regulations. As of December 31, 1995, approximately 2,190 pits have been remediated at a total project cost of $12 million. These mercury and pit closure costs have been recorded as adjustments to accumulated depreciation, as permitted by regulatory accounting principles.

     The remaining 135 earthen siphon/dehydration pits which have not been remediated at December 31, 1995, were transferred to EPFS effective January 1, 1996. Based upon currently available information, EPFS estimates its costs for remediation will be approximately $3.1 million over a 5-year period. EPFS has established adequate reserves to cover these remediation activities.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information becomes available or developments occur, related accrual amounts will be adjusted accordingly.

  Legal Proceedings

     See Item 3, Legal Proceedings.

  Operating Leases

     Company Office Space -- Minimum annual rental commitments at December 31, 1995, are as follows:

      YEAR ENDING DECEMBER 31,                                        OPERATING LEASES
      ------------------------                                        ----------------
                                                                       (IN THOUSANDS)
      1996..........................................................      $ 10,175
      1997..........................................................        10,543
      1998..........................................................        10,964
      1999..........................................................        11,411
      2000..........................................................        11,912
      Thereafter....................................................        82,957
                                                                          --------
                Total...............................................      $137,962
                                                                          ========

     Rental expense for operating leases for 1995, 1994, and 1993 was $9 million, $9 million, and $8 million, respectively.

     EPG has a lease agreement for approximately 391,207 square feet of space which is currently used as the Company headquarters and its gas control center in El Paso, Texas. The lease expires in May 2007, and grants EPG two 10-year options to extend the term of the lease.

     Chaco -- In February 1995, EPNC entered into a 7.75 year lease for an NGL extraction plant which is being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtained financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guaranteed all obligations of EPNC under the lease. Construction of the plant began in April 1995. The first 400 MMcf/d of capacity at the plant is scheduled to be in service during the first quarter of 1996, with the remaining 200 MMcf/d of capacity expected to be available in the second quarter of 1996.

     The estimated minimum rental commitments at December 31, 1995, assuming an amount financed of $75 million and an interest rate of 6.0 percent, are as follows:

YEAR ENDING DECEMBER 31,                                                OPERATING LEASE
------------------------                                                ---------------
                                                                        (IN THOUSANDS)
         1996.........................................................      $ 4,000
         1997.........................................................        4,500
         1998.........................................................        4,500
         1999.........................................................        4,500
         2000.........................................................        4,500
         Thereafter...................................................        8,250
                                                                            -------
                   Total..............................................      $30,250
                                                                            =======

     Management is not aware of other commitments or contingent liabilities which would have a materially adverse effect on the Company's financial condition or results of operations.

6. ACQUISITIONS

  Eastex Energy Inc.

     Effective September 1, 1995, Eastex was merged with and into El Paso Acquisition Company, a wholly owned subsidiary of EPG. At the time of the merger, the name of El Paso Acquisition Company was changed to Eastex.

     Pursuant to the merger, Eastex shareholders received either $4.50 in cash or .1601 shares of EPG common stock for each share of Eastex common stock. The purchase price of approximately $32 million, exclusive of acquisition costs, was financed by the Company through approximately $13 million of available cash and the issuance of approximately 0.7 million shares of treasury stock at a market value of approximately $19 million. Acquisition costs of approximately $2 million have been capitalized. Total cash consideration paid, net of cash received, was approximately $3 million. In December 1995, Eastex acquired all of the issued and outstanding capital stock of Premier for approximately $20 million. The acquisition was funded by the Company through internally generated funds and short-term borrowings. The cost of each acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. These allocations resulted in goodwill of approximately $17 million and $19 million related to the Eastex and Premier acquisitions, respectively, and will be amortized over 40 years using the straight-line method. Eastex had previous goodwill of approximately $5 million. The acquisitions have each been individually accounted for as a purchase and the Company has utilized the "push down" method of accounting.

     Assets acquired, liabilities assumed, and consideration paid for each acquisition are as follows:

                                                                   EASTEX      PREMIER
                                                                  --------     -------
                                                                     (IN THOUSANDS)
        Fair value of assets acquired, including goodwill........ $121,689     $20,412
        Cash acquired............................................  (12,992)         --
        Liabilities assumed......................................  (86,957)         --
        Issuance of treasury stock at market value...............  (18,849)         --
                                                                  --------     -------
                  Net cash consideration paid.................... $  2,891     $20,412
                                                                  ========     =======

     The following consolidated net assets for Eastex are included in the Company's December 31, 1995, Consolidated Balance Sheets:

                                                                         (IN THOUSANDS)
        Cash.............................................................. $  20,210
        Accounts receivable...............................................   116,443
        Inventory.........................................................     6,754
        Property, plant, and equipment, net...............................     5,977
        Intangible assets, net............................................    42,148
        Other assets......................................................    12,800
        Accounts payable
          Trade...........................................................  (107,474)
          Other...........................................................      (774)
        Other liabilities.................................................    (5,276)
                                                                           ---------
                  Total net assets........................................ $  90,808
                                                                           =========

     The consolidated operating results for Eastex for the months of September 1995 through December 1995 (including Premier for the month of December) are included in the Company's consolidated results of operations for the year ended December 31, 1995.

  Mojave Pipeline Company

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

     In conjunction with the acquisition, the following liabilities were assumed:

                                                                         (IN THOUSANDS)
        Fair value of assets acquired...................................... $145,643
        Cash paid..........................................................   39,396
                                                                            --------
        Liabilities assumed................................................ $106,247
                                                                            ========

     The operating results of MPC are included in the Company's consolidated results of operations for 1995, 1994, and May 1993 through December 1993. The Company's previously owned 50 percent equity interest in MPC is included in other-net in the Consolidated Statements of Income.

7. INCOME TAXES

     The following table reflects the components of income tax expense for the periods ended December 31:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Current
      Federal...........................................    $13,170     $14,678     $42,112
      State.............................................      4,505      (5,609)      8,491
                                                            -------     -------     -------
                                                             17,675       9,069      50,603
                                                            -------     -------     -------
    Deferred
      Federal...........................................     30,699      35,062       7,506
      Change in enacted tax rate........................         --          --         503
      State.............................................       (761)     14,332         541
                                                            -------     -------     -------
                                                             29,938      49,394       8,550
                                                            -------     -------     -------
              Total tax expense.........................    $47,613     $58,463     $59,153
                                                            =======     =======     =======

     The following table reflects the components of deferred tax expense for the periods ended December 31:

                                                            1995        1994         1993
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Depreciation, depletion, and amortization..........    $34,612     $33,363     $  7,355
    Financial accruals and reserves....................     (3,835)     28,176      (13,001)
    Alternative minimum tax............................       (607)    (15,134)       2,103
    Gas cost settlements and recovery..................         31       3,904       17,633
    Change in enacted tax rate.........................         --          --          503
    Other..............................................       (262)       (915)      (6,043)
                                                           -------     --------    --------
              Total deferred tax expense...............    $29,939     $49,394     $  8,550
                                                           =======     ========    ========

     The following table reflects the components of the net deferred tax liabilities at December 31:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax liabilities
      Property, plant, and equipment...............................  $290,211     $275,214
      Regulatory and other assets..................................    85,309       62,168
                                                                     --------     --------
              Total deferred tax liability.........................   375,520      337,382
                                                                     --------     --------
    Deferred tax assets
      Take-or-pay buy-outs, buy-downs, and prepayments.............     3,542        2,509
      Accrual for regulatory issues................................        --           --
      Other liabilities............................................    63,213       55,740
      Other........................................................    17,253       15,472
                                                                     --------     --------
              Total deferred tax asset.............................    84,008       73,721
                                                                     --------     --------
    Net deferred tax liability.....................................  $291,512     $263,661
                                                                     ========     ========

     Tax expense of the Company differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                     (IN THOUSANDS)
    Tax expense at the statutory federal rate of 35% for
      1995, 1994 and 1993.................................  $46,541     $51,827     $52,789
    Increase (decrease)
      State income tax, net of federal income tax
         benefit..........................................    2,434       5,670       5,871
      Change in enacted tax rate..........................       --          --         503
      Other...............................................   (1,362)        966         (10)
                                                            -------     -------     -------
    Income tax expense....................................  $47,613     $58,463     $59,153
                                                            =======     =======     =======
    Effective tax rate....................................      36%         39%         39%
                                                            =======     =======     =======

     As of December 31, 1995, approximately $17 million of alternative minimum tax credits were available to offset future regular tax liabilities. These alternative minimum tax credit carryovers have no expiration date.

     Deferred credits, in the Consolidated Balance Sheets, include excess deferrals resulting from the reduction of the statutory federal tax rate from 46 to 34 percent on July 1, 1987. Regulatory assets in the Consolidated Balance Sheets include expected future recoveries resulting from the increase of the statutory federal rate from 34 to 35 percent on January 1, 1993. Such amounts have been included in EPG's offer of settlement filed with FERC in March 1996.

8. CAPITAL STOCK

  Stock Options

     Under EPG's employee stock option plans, options may be granted to officers and key employees at fair market value on the date of grant, exercisable in whole or part by the optionee after completion of 1 to 5 years of continuous employment from the grant date. Options are also granted to non-employee members of the Board at fair market value on the date of grant and are exercisable immediately. Under the terms of these plans, EPG may grant SARs to certain holders of stock options. SARs are subject to the same terms and conditions as the related stock options. The stock option holder who has been granted tandem SARs can elect to exercise either an option or a SAR. SARs entitle an option holder to receive a payment equal to the difference between the option price and the fair market value of the common stock of EPG at the date of exercise of the SAR. To the extent a SAR is exercised, the related option is canceled, and to the extent an option is exercised, the related SAR is canceled.

     Activity in EPG's stock option plans for 1993, 1994, and 1995 was as follows:

                                                                                EXERCISE
                                                                                PRICE PER
                                                    OPTIONS       SARS            SHARE
                                                   ---------    --------    -----------------
    Balance, January 1, 1993...................    1,063,261     105,203     $13.51 to $25.69
      Granted..................................      575,000          --      30.81 to  38.19
      Exercised................................      247,143      35,049      13.51 to  22.91
      Canceled.................................       41,382          --      19.00 to  30.81
                                                   ---------    --------
    Balance, December 31, 1993.................    1,349,736      70,154     $13.51 to $38.19
      Granted..................................      663,100          --      36.88 to  39.56
      Exercised................................       50,162      22,000      13.51 to  30.81
      Canceled.................................       29,983          --      19.00 to  36.88
                                                   ---------    --------
    Balance, December 31, 1994.................    1,932,691      48,154     $18.14 to $39.56
      Granted..................................      709,000          --      28.88 to  30.88
      Converted in connection with Eastex
         acquisition...........................       40,025          --          15.62
      Exercised................................       38,761          --      18.14 to  22.91
      Canceled.................................       39,000          --          29.94
                                                   ---------    --------
    Balance, December 31, 1995.................    2,603,955      48,154     $15.62 to $39.56
                                                   =========    ========

     At December 31, 1995, 1,938,953 stock options and 48,154 SARs were exercisable at prices ranging from $15.62 to $39.56 per share.

     Stock options shown as canceled in the table above may be a result of the tandem SAR being exercised. SARs shown in the table above will be canceled when the underlying stock options are exercised.

     From April 1993 through December 1993, EPG issued 43,394 shares of common stock in connection with EPG's employee stock option plans.

     In January 1996, a grant of 1,461,500 stock options at an exercise price per share of $31.375 was made. The options become exercisable after a period of 1 to 5 years.

     The maximum number of shares for which stock options may be granted under EPG's current stock option plans is approximately 7 million shares of common stock, to be issued from shares held in EPG's treasury, or out of authorized but unissued shares of EPG's common stock, or partly out of each, as determined by the Board.

  Restricted Stock

     In January 1996, a grant of 133,868 restricted shares of EPG's common stock was granted to certain officers pursuant to EPG's 1995 Incentive Compensation Plan. These shares vest 4 years from the date of grant and have a market value of approximately $4 million at grant date. In addition, in January 1996, a grant of 795,000 restricted shares of EPG's common stock was granted to certain officers pursuant to EPG's 1995 Omnibus Compensation Plan. The majority of these shares vest only upon the attainment of certain performance measures and lapse of time (ranging from 1 to 5 years), and have a market value of approximately $25 million at grant date.

     A total of 300, 800, and 2,300 restricted shares of EPG's common stock were granted to certain employees during 1995, 1994, and 1993, respectively. The market value of such shares awarded was approximately $8,250, $26,000, and $76,000 in 1995, 1994, and 1993, respectively.

  Treasury Stock

     Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG employee stock option plans and for other corporate purposes. In October 1992, the Board authorized the repurchase of up to 2 million shares of EPG's outstanding shares of common stock from time to time in the open market. During 1992, EPG acquired 812,773 shares of its common stock for an aggregate value of $24 million and issued, in connection with EPG's employee stock option plans, 628,258 shares of common stock out of treasury stock for an aggregate value of $11 million. The 184,515 remaining shares were issued through April 1993, in connection with employee stock option plans, for an aggregate value of $5 million.

     During 1993, EPG acquired 509,095 shares of its common stock for an aggregate value of $18 million and subsequently issued, in connection with employee stock option plans, 22,734 shares of its common stock out of treasury stock for an aggregate value of $0.5 million. As of December 31, 1993, EPG had 486,361 shares of treasury stock.

     In November 1994, the Board authorized the repurchase of an additional 3.5 million shares of EPG's outstanding common stock from time to time in the open market. During 1995 and 1994, EPG acquired 2,020,000 and 1,362,937 shares of its common stock for an aggregate value of $57 million and $44 million, respectively. In 1995 and 1994, 36,000 and 50,162 shares of EPG's common stock were issued out of treasury stock in connection with employee stock option plans for an aggregate value of $0.5 million and $1.8 million, respectively. In addition, 680,000 shares of treasury stock have been used to secure benefits under certain of the Company's benefit plans. These shares are subject to certain restrictions. In September 1995, EPG issued approximately 656,000 shares of treasury stock in connection with the Eastex acquisition. As of December 31, 1995, and 1994, EPG held 3,127,000 and 1,799,136 shares of treasury stock, respectively.

  Other

     EPG has 25,000,000 shares of authorized preferred stock, par value $0.01 per share, none of which have been issued.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions. On March 10, 1995, the registration statement was declared effective by the SEC. There were no securities issued pursuant to the shelf registration statement as of December 31, 1995, and 1994.

9. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Materials and supplies......................................  $   30,354     $   34,666
    Gas in storage..............................................       6,754             --
                                                                  ----------     ----------
                                                                  $   37,108     $   34,666
                                                                  ==========     ==========

10. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Property, plant, and equipment, at cost.....................  $3,042,516     $2,968,220
    Less accumulated depreciation and depletion.................   1,158,486      1,205,637
                                                                  ----------     ----------
                                                                   1,884,030      1,762,583
    Additional acquisition cost assigned to utility plant, net
      of accumulated amortization...............................      93,594         99,006
                                                                  ----------     ----------
              Total property, plant, and equipment, net.........  $1,977,624     $1,861,589
                                                                  ==========     ==========

11. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Goodwill....................................................  $   42,261     $       --
    Other intangibles...........................................      14,890         11,148
                                                                     -------
                                                                      57,151         11,148
    Less accumulated amortization...............................       9,273          6,840
                                                                     -------
         Total intangible assets, net...........................  $   47,878     $    4,308
                                                                     =======

12. NATURE OF OPERATIONS AND SIGNIFICANT CUSTOMERS

     The Company is engaged in the transportation, gathering and processing, and marketing of natural gas. For the year ended December 31, 1995, the Company's operating revenues were predominately derived from the transportation of natural gas. California is the Company's principal market for the transportation of natural gas.

     The Company had gross revenues equal to, or in excess of, 10 percent of consolidated operating revenues from the following customers for the years ended December 31:

                                                            1995         1994         1993
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
    Southern California Gas Company....................   $176,460     $190,989     $238,885
    Pacific Gas & Electric Company.....................    128,155      154,674      168,246
    Southwest Gas Corporation..........................         --(a)        --(a)    95,188

---------------

(a) Less than 10 percent of consolidated operating revenues.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                            1995         1994         1993
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
    Interest...........................................   $ 76,707     $ 70,906     $ 66,773
    Income taxes, net of refunds.......................      9,575       31,231       38,993

     See Note 6, Acquisitions, for a discussion of the non-cash investing transaction related to the acquisition of Eastex.

14. RECENT PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's rate base. SFAS No. 121 must be adopted no later than the fiscal year beginning after December 15, 1995. The Company anticipates adopting SFAS No. 121 in the first quarter of 1996. As a result of the adoption, the Company will reduce property, plant, and equipment by a charge to earnings of approximately $19 million, net of income taxes. In addition, in accordance with the offer of settlement filed with FERC in March 1996, management expects to write-off an impaired regulatory asset which was established at the adoption of SFAS No. 112. The regulatory asset of $5 million, net of income taxes, will be written off in the first quarter of 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for all employee stock compensation, as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reasonably determinable. SFAS No. 123 allows an entity to continue measuring compensation cost for a plan using the accounting principles prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In that case, however, companies must also include pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 123 in the first quarter of 1996, and elected to continue to apply the accounting rules contained in APB No. 25.

     The American Institute of Certified Public Accountants issued SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties which requires reporting entities to include in their financial statements disclosures about the nature of their operations, and the use of estimates in the preparation of financial statements. In addition, if specific disclosure criteria are met, it requires entities to include in their financial statements disclosures about certain significant estimates and current vulnerability due to certain concentrations. The provisions of SOP 94-6 are effective for financial statements issued for fiscal years ending after December 15, 1995. The Company adopted SOP 94-6 effective January 1, 1995.

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below. In the opinion of management, all adjustments necessary for a fair presentation have been made.

                                                                  QUARTERS ENDED
                                              ------------------------------------------------------
                                              DECEMBER 31     SEPTEMBER 30     JUNE 30      MARCH 31
                                              -----------     ------------     --------     --------
                                                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
1995
  Operating revenues......................     $ 408,525        $240,191       $185,150     $204,131
  Operating income........................        50,651          52,690         52,857       56,213
  Net income..............................        22,904          20,289         20,200       21,970
  Earnings per common share...............          0.67            0.60           0.58         0.62
1994
  Operating revenues......................     $ 227,698        $209,424       $210,805     $221,945
  Operating income........................        58,881          56,019         59,598       47,797
  Net income..............................        23,391          21,096         24,011       21,115
  Earnings per common share...............          0.65            0.58           0.65         0.57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
El Paso Natural Gas Company

     We have audited the consolidated financial statements and the financial statement schedule of El Paso Natural Gas Company listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

El Paso, Texas
March 15, 1996

                                  SCHEDULE II

                          EL PASO NATURAL GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                  COLUMN A                     COLUMN B          COLUMN C          COLUMN D       COLUMN E
--------------------------------------------  ----------   --------------------   ----------     ----------
                                                            CHARGED
                                              BALANCE AT   TO COSTS    CHARGED                    BALANCE
                                              BEGINNING       AND      TO OTHER                    AT END
                DESCRIPTION                   OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS     OF PERIOD
--------------------------------------------  ----------   ---------   --------   ----------     ----------
1995
  Allowance for bad debts...................   $  6,155     $ 1,819    $    440    $  5,776(a)    $  2,638
  Allowance for gas imbalances..............      8,840          --       1,502       2,911(c)       7,431
  Allowance for take-or-pay receivables.....      9,326          --          --       8,326          1,000
1994
  Allowance for bad debts...................   $  3,868     $ 2,029    $    734    $    476       $  6,155
  Allowance for gas imbalances..............      5,597          --       3,243          --          8,840
  Allowance for take-or-pay receivables.....     19,387          --          --      10,061          9,326
1993
  Allowance for bad debts...................   $  5,084     $    --    $    145    $  1,361(a)    $  3,868
  Allowance for gas imbalances..............     12,097          --          --       6,500(b)       5,597
  Allowance for take-or-pay receivables.....         --      19,387          --          --         19,387

(a) Primarily accounts charged off.

(b) Primarily accounts recovered.

(c) Primarily due to price adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Election of Directors" in the Company's proxy statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. Information regarding executive officers of the Company is presented in Items 1 and 2 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the 1996 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1996 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1.  Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                                                PAGE
                                                                                ----
        Consolidated statements of income.....................................   26
        Consolidated balance sheets...........................................   27
        Consolidated statements of cash flows.................................   28
        Consolidated statements of stockholders' equity.......................   29
        Notes to consolidated financial statements............................   30
        Report of independent accountants.....................................   52

    2. Financial statement schedules and supplementary information required to be submitted.

        Schedule II - Valuation and qualifying accounts.......................   53
        Schedules other than that listed above are omitted because they are not applicable

    3.  Exhibit list..........................................................   56

     (B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1995

           3(i)      -- Restated Certificate of Incorporation of EPG dated January 22, 1992.
                        (Form 10-K, No. 1-2700, filed January 29, 1992); Certificate of
                        Designation, Preferences and Rights of Series A Junior Participating
                        Preferred Stock of EPG, dated July 7, 1992, (Form 10-K, No. 1-2700, filed February 3, 1993).

           3(ii)     -- By-laws of EPG, as amended September 1, 1994. (Form 10-K, No. 1-2700, filed January 26, 1995).

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

           4.C       -- Shareholder Rights Plan (Form 10-Q, No. 1-2700, filed November 12,
                        1992).

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

          10.B       -- Lease, dated May 27, 1982, between EPG and First Capital Kayser
                        Center (Form 10-Q, No. 1-2700, filed November 14, 1991).

          10.C       -- Transportation Service Agreement as Amended and Restated, effective
                        November 1, 1993, between EPG and Pacific Gas and Electric Company.
                        (Form 10-K, No. 1-2700, filed January 26, 1995).

          10.D       -- Transportation Service Agreement as Amended and Restated, effective
                        July 16, 1993, between EPG and Southern California Gas Company. (Form
                        10-K, No. 1-2700, filed January 26, 1995).

          10.E       -- Transportation Service Agreement, dated August 9, 1991, and effective
                        September 1, 1991, between EPG and Southwest Gas Corporation for service to Arizona; Transportation Service Agreement, dated August 9,
                        1991, and effective September 1, 1991, between EPG and Southwest Gas
                        Corporation for service to Nevada (Form 10-Q, No. 1-2700, filed
                        November 14, 1991); Amendatory Agreement and replacement of Exhibit B to Transportation Service Agreement dated August 9, 1991, and effective May 8, 1992, between EPG and Southwest Gas Corporation for service to Nevada. (Form 10-K, No. 1-2700, filed February 3, 1993).
                        Exhibit B to the Transportation Service Agreement dated August 9,
                        1991, and effective March 1, 1994, between EPG and Southwest Gas
                        Corporation for service to Arizona. (Form 10-K, No. 1-2700, filed
                        January 26, 1995).

          10.F       -- Credit Agreement among Mojave Pipeline Company and Deutsche Bank AG,
                        New York Branch, and Swiss Bank Corporation, New York Branch,
                        individually and as Agents, and the Banks named therein, dated as of
                        September 30, 1991, and the following documents related thereto:
                        Sponsor Performance Agreement among EPG and Deutsche Bank AG, New
                        York Branch, as Collateral Agent and Deutsche Bank AG, New York
                        Branch and Swiss Bank Corporation, New York Branch, as Agents, dated as of September 30, 1991; Partner Performance Agreement among El Paso
                        Mojave Pipeline Co. and Deutsche Bank AG, New York Branch, as
                        Collateral Agent and Deutsche Bank AG, New York Branch and Swiss Bank
                        Corporation, New York Branch, as Agents, dated as of September 30,
                        1991; Pledge Agreement made by El Paso Mojave Pipeline Co. with and to Deutsche Bank AG, New York Branch (as Collateral Agent) for the
                        Secured Creditors, dated as of September 30, 1991; $90,000,000 Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to Deutsche Bank AG, New York Branch; $90,000,000 Note dated
                        September 30, 1991, executed by Mojave Pipeline Company and payable to Swiss Bank Corporation, New York Branch (Form 10-Q, No. 1-2700,
                        filed November 14, 1991); Syndication and replacement of Notes with a
                        $52,750,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Swiss Bank Corporation, New York
                        Branch; a $40,000,000 Note dated September 30, 1991, executed by
                        Mojave Pipeline Company and payable to Deutsche Bank AG, New York
                        Branch; a $30,000,000 Note dated September 30, 1991, executed by
                        Mojave Pipeline Company and payable to Banque Indosuez; a $20,000,000
                        Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to the Sumitomo Bank, Limited, Houston Agency; a
                        $20,000,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to the Bank of Nova Scotia; a
                        $17,250,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Credit Lyonnais Cayman Islands Branch
                        (Form 10-K, No. 1-2700, filed January 29, 1992). First Amendment to
                        Credit Agreement dated as effective December 23, 1992, among Mojave
                        Pipeline Company and Deutsche Bank AG, New York Branch and Swiss Bank
                        Corporation, New York Branch; Amendment to Sponsor and Partner
                        Performance Agreements entered into effective as of December 23,
                        1992; Syndication and replacement of Note for $52,750,000 payable to
                        Swiss Bank Corporation, New York Branch and Note for $17,250,000
                        payable to Credit Lyonnais Cayman Islands Branch with a $40,000,000
                        Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to Swiss Bank Corporation, New York Branch; and a
                        $30,000,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Credit Lyonnais Cayman Islands
                        Branch, Second Amendment to Credit Agreement dated as effective June
                        1, 1993, among Mojave Pipeline Company and Deutsche Bank AG, New York
                        Branch and Swiss Bank Corporation, New York Branch; Amended and
                        Restated Sponsor Performance Agreement dated as effective June 1,
                        1993, among El Paso Natural Gas Company and Deutsche Bank AG, New
                        York Branch and Swiss Bank Corporation, New York Branch; Amendment
                        and Ratification of Partner Documents dated as effective June 1,
                        1993, among EPNG Mojave, Inc. and El Paso Mojave Pipeline Co. and
                        Deutsche Bank AG, New York Branch and Swiss Bank Corporation, New
                        York Branch (Form 10-Q, No. 1-2700, filed August 16, 1993).
                        Replacement of $30,000,000 Note dated September 30, 1991, executed by
                        Mojave Pipeline Company and payable to Banque Indosuez with a
                        $30,000,000 Note dated September 30, 1991, executed by Mojave
                        Pipeline Company and payable to Bank of Scotland. (Form 10-Q, No.
                        1-2700, filed May 13, 1994).

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

         +10.I       -- Omnibus Compensation Plan dated as of January 1, 1992, (Amendment No.
                        1 to Form S-2, No. 33-45369, filed February 27, 1992).

        +10.J        -- 1995 Incentive Compensation Plan effective as of January 13, 1995
                        (Form S-8, No. 33-57553, filed February 2, 1995); Amendment No. 1 to
                        EPG's 1995 Incentive Compensation Plan, effective as of July 1, 1995
                        (Form 10-Q, No. 1-2700, filed July 21, 1995).
       *+10.J.1      -- Amendment No. 2 to the 1995 Incentive Compensation Plan effective
                        January 1, 1996.
        +10.K        -- 1995 Compensation Plan for Non-Employee Directors effective as of
                        January 13, 1995 (Form S-8, No. 33-57553, filed February 2, 1995).
        +10.L        -- Stock Option Plan for Non-Employee Directors dated as of January 1,
                        1992, (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27,
                        1992).
        +10.M        -- 1995 Omnibus Compensation Plan effective as of January 13, 1995 (Form
                        S-8, No. 33-57553, filed February 2, 1995); Amendment No. 1 to EPG's
                        1995 Omnibus Compensation Plan, effective as of July 21, 1995 (Form
                        10-Q, No. 1-2700, filed July 21, 1995).
        +10.N        -- Supplemental Benefits Plan, Amended and Restated Effective as of
                        January 13, 1995 (Form 10-K, No. 1-2700, filed January 26, 1995).
        +10.O        -- Senior Executive Survivor Benefit Plan effective January 1, 1992,
                        (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27, 1992).
        +10.P        -- Deferred Compensation Plan, Amended and Restated Effective as of
                        January 13, 1995 (Form 10-K, No. 1-2700, filed January 26, 1995).
        +10.Q        -- Retirement Income Plan for Non-Employee Directors, Amended and
                        Restated Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                        filed January 26, 1995).
        +10.R        -- Key Executive Severance Protection Plan, Amended and Restated
                        Effective as of January 13, 1995 (Form 10-K, No. 1-2700, filed
                        January 26, 1995).
        +10.S        -- Director Charitable Award Plan, Amended and Restated Effective as of
                        January 13, 1995 (Form 10-K, No. 1-2700, filed January 26, 1995).
       *+10.S.1      -- Amendment No. 1 to the Director Charitable Award Plan effective as of
                        January 22, 1996.
          10.T       -- Receivables Purchase and Sale Agreement dated as of January 14, 1992, between EPG, CIESCO L.P., Corporate Asset Funding Company, Inc. and
                        Citicorp North America, Inc. (Form 10-K, No. 1-2700, filed February
                        3, 1993).
        +10.U        -- Employment Agreement dated July 31, 1992, between EPG and William A.
                        Wise (Form 10-K, No. 1-2700, filed February 3, 1993).
       *+10.U.1      -- Amendment to Employment Agreement dated January 29, 1996 between EPG and William A. Wise.
        *10.V        -- Amended and Restated Limited Liability Company Agreement of Aguaytia
                        Energy, LLC entered into November 30, 1995, by and among The Maple
                        Gas Corporation del Peru Ltd, The Maple Gas Corporation, P.I.D.C.
                        Aguaytia, L.L.C., EPED Aguaytia Company, IGC Aguaytia Partners,
                        L.L.C., Scudder Latin American Power I-P L.D.C., and PMDC Aguaytia,
                        Ltd.
        +10.W        -- Letter Agreement dated February 22, 1991, between EPG and Britton
                        White, Jr. (Form 10-K, No. 1-2700, filed February 3, 1993).
        +10.X        -- Letter Agreement dated January 13, 1995, between EPG and William A.
                        Wise (Form 10-K, No. 1-2700, filed January 26, 1995).

          10.Y       -- Participation and Credit Agreement dated as of February 9, 1995, among EPG, El Paso New Chaco Company, State Street Bank and Trust
                        Company, Chemical Bank, as Agent, the Note Holders Signatories and
                        the Certificate Holders Signatories (without exhibits and schedules, except for the schedule of defined terms), and the following documents related thereto: Lease Agreement dated as of February 9,
                        1995, between State Street Bank and Trust Company and El Paso New
                        Chaco Company, Support Agreement between El Paso New Chaco Company and State Street Bank and Trust Company dated as of February 9, 1995;
                        Guaranty Agreement by EPG in favor of Chemical Bank, as Agent, and
                        Each of the Participants as of February 9, 1995; Sponsor Agreement by
                        EPG in favor of State Street Bank and Trust Company, as of February
                        9, 1995; Mortgage, Assignment, Security Agreement and Financing
                        Statement, executed February 7, 1995, between State Street Bank and
                        Trust Company (Mortgagor) and Chemical Bank (Mortgagee); Security
                        Agreement among State Street Bank and Trust Company and Chemical
                        Bank, as Agent, dated February 9, 1995 (Form 10-Q, No. 1-2700, filed
                        April 28, 1995).
        *+10.Z       -- Letter dated February 4, 1992 between EPG and Michael C. Holland.
        *11          -- Computation of Earnings per Common Share.
        *12          -- Computation of Ratio of Earnings to Fixed Charges.
        *21          -- Subsidiaries of the Registrant.
        *23          -- Consent of Experts.
        *27          -- Financial Data Schedule.

     Each exhibit identified on this Exhibit List is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

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

                                          EL PASO NATURAL GAS COMPANY
                                                    Registrant

                                          By    /s/  WILLIAM A. WISE
                                                     William A. Wise
                                                  Chairman of the Board,
                                          President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the date indicated:

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------    -------------------------    ---------------
                  /s/  WILLIAM A. WISE             Chairman of the Board,        March 15, 1996
                      (William A. Wise)            President, Chief
                                                   Executive Officer, and
                                                   Director

                  /s/  H. BRENT AUSTIN             Executive Vice President      March 15, 1996
                      (H. Brent Austin)            and Chief Financial
                                                   Officer

                  /s/  THOMAS E. RICKS             Vice President,               March 15, 1996
                      (Thomas E. Ricks)            Controller, and Chief
                                                   Accounting Officer

                /s/  BYRON ALLUMBAUGH              Director                      March 15, 1996
                    (Byron Allumbaugh)

               /s/  EUGENIO GARZA LAGUERA          Director                      March 15, 1996
                   (Eugenio Garza Laguera)

              /s/  JAMES F. GIBBONS                Director                      March 15, 1996
                     (James F. Gibbons)

             /s/  BEN F. LOVE                      Director                      March 15, 1996
                      (Ben F. Love)

             /s/  KENNETH L. SMALLEY               Director                      March 15, 1996
                   (Kenneth L. Smalley)

             /s/  MALCOLM WALLOP                   Director                      March 15, 1996
                  (Malcolm Wallop)

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                 DESCRIPTION
---------- ------------------------------------------------------------------------
   3(i)    -- Restated Certificate of Incorporation of EPG dated January 22, 1992.
              (Form 10-K, No. 1-2700, filed January 29, 1992); Certificate of
              Designation, Preferences and Rights of Series A Junior Participating
              Preferred Stock of EPG, dated July 7, 1992, (Form 10-K, No. 1-2700, filed February 3, 1993).
   3(ii)   -- By-laws of EPG, as amended September 1, 1994. (Form 10-K, No. 1-2700, filed January 26, 1995).
   4.B.1   -- Indenture, dated as of March 1, 1987, between EPG and Citibank, N.A.,
              Trustee, with respect to EPG's 8 5/8% Debentures due 2012 (Form S-3,
              No. 33-34284, filed April 20, 1990); Supplemental Indenture, dated
              December 24, 1991, (Form 10-K, No. 1-2700, filed January 29, 1992).
   4.B.2   -- Indenture, dated as of August 1, 1987, between EPG and Citibank,
              N.A., Trustee, with respect to EPG's 9.45% Notes due 1999 (Form S-3,
              No. 33-34284, filed April 20, 1990); Supplemental Indenture, dated
              December 24, 1991, (Form 10-K, No. 1-2700, filed January 29, 1992).
   4.B.3   -- Indenture, dated as of January 1, 1992, between EPG and Citibank,
              N.A., Trustee, with respect to EPG's 6.90% Notes due 1997, 7 3/4%
              Notes due 2002 and 8 5/8% Debentures due 2022 (Form 10-K, No. 1-2700,
              filed January 29, 1992).
   4.C     -- Shareholder Rights Plan (Form 10-Q, No. 1-2700, filed November 12,
              1992).
  10.A     -- Mojave Pipeline General Partnership Agreement by and among El Paso
              Mojave Pipeline Co., HNG Mojave, Inc., and Pacific Interstate Mojave
              Company, dated as of March 26, 1985, (Form 10-Q, No. 1-2700, filed
              May 15, 1985); Amendment No. 1 to General Partnership Agreement dated as of September 29, 1986, (Form 10-Q, No. 1-2700, filed May 13,
              1988); Amendment No. 2 to General Partnership Agreement dated as of
              September 30, 1991, (Form 10-Q, No. 1-2700, filed November 14, 1991).
  10.B     -- Lease, dated May 27, 1982, between EPG and First Capital Kayser
              Center (Form 10-Q, No. 1-2700, filed November 14, 1991).
  10.C     -- Transportation Service Agreement as Amended and Restated, effective
              November 1, 1993, between EPG and Pacific Gas and Electric Company.
              (Form 10-K, No. 1-2700, filed January 26, 1995).
  10.D     -- Transportation Service Agreement as Amended and Restated, effective
              July 16, 1993, between EPG and Southern California Gas Company. (Form
              10-K, No. 1-2700, filed January 26, 1995).
  10.E     -- Transportation Service Agreement, dated August 9, 1991, and effective
              September 1, 1991, between EPG and Southwest Gas Corporation for service to Arizona; Transportation Service Agreement, dated August 9,
              1991, and effective September 1, 1991, between EPG and Southwest Gas
              Corporation for service to Nevada (Form 10-Q, No. 1-2700, filed
              November 14, 1991); Amendatory Agreement and replacement of Exhibit B to Transportation Service Agreement dated August 9, 1991, and effective May 8, 1992, between EPG and Southwest Gas Corporation for service to Nevada. (Form 10-K, No. 1-2700, filed February 3, 1993).
              Exhibit B to the Transportation Service Agreement dated August 9,
              1991, and effective March 1, 1994, between EPG and Southwest Gas
              Corporation for service to Arizona. (Form 10-K, No. 1-2700, filed
              January 26, 1995).

 EXHIBIT
  NUMBER                                 DESCRIPTION
---------- ------------------------------------------------------------------------
  10.F     -- Credit Agreement among Mojave Pipeline Company and Deutsche Bank AG,
              New York Branch, and Swiss Bank Corporation, New York Branch,
              individually and as Agents, and the Banks named therein, dated as of
              September 30, 1991, and the following documents related thereto:
              Sponsor Performance Agreement among EPG and Deutsche Bank AG, New
              York Branch, as Collateral Agent and Deutsche Bank AG, New York
              Branch and Swiss Bank Corporation, New York Branch, as Agents, dated as of September 30, 1991; Partner Performance Agreement among El Paso
              Mojave Pipeline Co. and Deutsche Bank AG, New York Branch, as
              Collateral Agent and Deutsche Bank AG, New York Branch and Swiss Bank
              Corporation, New York Branch, as Agents, dated as of September 30,
              1991; Pledge Agreement made by El Paso Mojave Pipeline Co. with and to Deutsche Bank AG, New York Branch (as Collateral Agent) for the
              Secured Creditors, dated as of September 30, 1991; $90,000,000 Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to Deutsche Bank AG, New York Branch; $90,000,000 Note dated
              September 30, 1991, executed by Mojave Pipeline Company and payable to Swiss Bank Corporation, New York Branch (Form 10-Q, No. 1-2700,
              filed November 14, 1991); Syndication and replacement of Notes with a
              $52,750,000 Note dated September 30, 1991, executed by Mojave
              Pipeline Company and payable to Swiss Bank Corporation, New York
              Branch; a $40,000,000 Note dated September 30, 1991, executed by
              Mojave Pipeline Company and payable to Deutsche Bank AG, New York
              Branch; a $30,000,000 Note dated September 30, 1991, executed by
              Mojave Pipeline Company and payable to Banque Indosuez; a $20,000,000
              Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to the Sumitomo Bank, Limited, Houston Agency; a
              $20,000,000 Note dated September 30, 1991, executed by Mojave
              Pipeline Company and payable to the Bank of Nova Scotia; a
              $17,250,000 Note dated September 30, 1991, executed by Mojave
              Pipeline Company and payable to Credit Lyonnais Cayman Islands Branch
              (Form 10-K, No. 1-2700, filed January 29, 1992). First Amendment to
              Credit Agreement dated as effective December 23, 1992, among Mojave
              Pipeline Company and Deutsche Bank AG, New York Branch and Swiss Bank
              Corporation, New York Branch; Amendment to Sponsor and Partner
              Performance Agreements entered into effective as of December 23,
              1992; Syndication and replacement of Note for $52,750,000 payable to
              Swiss Bank Corporation, New York Branch and Note for $17,250,000
              payable to Credit Lyonnais Cayman Islands Branch with a $40,000,000
              Note dated September 30, 1991, executed by Mojave Pipeline Company and payable to Swiss Bank Corporation, New York Branch; and a
              $30,000,000 Note dated September 30, 1991, executed by Mojave
              Pipeline Company and payable to Credit Lyonnais Cayman Islands
              Branch, Second Amendment to Credit Agreement dated as effective June
              1, 1993, among Mojave Pipeline Company and Deutsche Bank AG, New York
              Branch and Swiss Bank Corporation, New York Branch; Amended and
              Restated Sponsor Performance Agreement dated as effective June 1,
              1993, among El Paso Natural Gas Company and Deutsche Bank AG, New
              York Branch and Swiss Bank Corporation, New York Branch; Amendment
              and Ratification of Partner Documents dated as effective June 1,
              1993, among EPNG Mojave, Inc. and El Paso Mojave Pipeline Co. and
              Deutsche Bank AG, New York Branch and Swiss Bank Corporation, New
              York Branch (Form 10-Q, No. 1-2700, filed August 16, 1993).
              Replacement of $30,000,000 Note dated September 30, 1991, executed by
              Mojave Pipeline Company and payable to Banque Indosuez with a
              $30,000,000 Note dated September 30, 1991, executed by Mojave
              Pipeline Company and payable to Bank of Scotland. (Form 10-Q, No.
              1-2700, filed May 13, 1994).

 EXHIBIT
  NUMBER                                 DESCRIPTION
---------- ------------------------------------------------------------------------
  10.G     -- Master Separation Agreement and documents related thereto dated
              January 15, 1992, by and among Burlington Resources Inc., EPG and
              Meridian Oil Holding Inc., including Exhibits (Form 10-K, No. 1-2700, filed January 29, 1992).
  10.H     -- Revolving Credit and Competitive Advance Facility Agreement dated as of August 10, 1994 between EPG, Chemical Bank and certain other banks
              (Form 10-Q, No. 1-2700, filed November 14, 1994).
 +10.I     -- Omnibus Compensation Plan dated as of January 1, 1992, (Amendment No.
              1 to Form S-2, No. 33-45369, filed February 27, 1992).
 +10.J     -- 1995 Incentive Compensation Plan effective as of January 13, 1995
              (Form S-8, No. 33-57553, filed February 2, 1995); Amendment No. 1 to
              EPG's 1995 Incentive Compensation Plan, effective as of July 1, 1995
              (Form 10-Q, No. 1-2700, filed July 21, 1995).
*+10.J.1   -- Amendment No. 2 to the 1995 Incentive Compensation Plan effective
              January 1, 1996.
 +10.K     -- 1995 Compensation Plan for Non-Employee Directors effective as of
              January 13, 1995 (Form S-8, No. 33-57553, filed February 2, 1995).
 +10.L     -- Stock Option Plan for Non-Employee Directors dated as of January 1,
              1992, (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27,
              1992).
 +10.M     -- 1995 Omnibus Compensation Plan effective as of January 13, 1995 (Form
              S-8, No. 33-57553, filed February 2, 1995); Amendment No. 1 to EPG's
              1995 Omnibus Compensation Plan, effective as of July 21, 1995 (Form
              10-Q, No. 1-2700, filed July 21, 1995).
 +10.N     -- Supplemental Benefits Plan, Amended and Restated Effective as of
              January 13, 1995 (Form 10-K, No. 1-2700, filed January 26, 1995).
 +10.O     -- Senior Executive Survivor Benefit Plan effective January 1, 1992,
              (Amendment No. 1 to Form S-2, No. 33-45369, filed February 27, 1992).
 +10.P     -- Deferred Compensation Plan, Amended and Restated Effective as of
              January 13, 1995 (Form 10-K, No. 1-2700, filed January 26, 1995).
 +10.Q     -- Retirement Income Plan for Non-Employee Directors, Amended and
              Restated Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
              filed January 26, 1995).
 +10.R     -- Key Executive Severance Protection Plan, Amended and Restated
              Effective as of January 13, 1995 (Form 10-K, No. 1-2700, filed
              January 26, 1995).
 +10.S     -- Director Charitable Award Plan, Amended and Restated Effective as of
              January 13, 1995 (Form 10-K, No. 1-2700, filed January 26, 1995).
*+10.S.1   -- Amendment No. 1 to the Director Charitable Award Plan effective as of
              January 22, 1996.
  10.T     -- Receivables Purchase and Sale Agreement dated as of January 14, 1992, between EPG, CIESCO L.P., Corporate Asset Funding Company, Inc. and
              Citicorp North America, Inc. (Form 10-K, No. 1-2700, filed February
              3, 1993).
 +10.U     -- Employment Agreement dated July 31, 1992, between EPG and William A.
              Wise (Form 10-K, No. 1-2700, filed February 3, 1993).
*+10.U.1   -- Amendment to Employment Agreement dated January 29, 1996 between EPG and William A. Wise.

 EXHIBIT
  NUMBER                                 DESCRIPTION
---------- ------------------------------------------------------------------------
 *10.V     -- Amended and Restated Limited Liability Company Agreement of Aguaytia
              Energy, LLC entered into November 30, 1995, by and among The Maple
              Gas Corporation del Peru Ltd, The Maple Gas Corporation, P.I.D.C.
              Aguaytia, L.L.C., EPED Aguaytia Company, IGC Aguaytia Partners,
              L.L.C., Scudder Latin American Power I-P L.D.C., and PMDC Aguaytia,
              Ltd.
 +10.W     -- Letter Agreement dated February 22, 1991, between EPG and Britton
              White, Jr. (Form 10-K, No. 1-2700, filed February 3, 1993).
 +10.X     -- Letter Agreement dated January 13, 1995, between EPG and William A.
              Wise (Form 10-K, No. 1-2700, filed January 26, 1995).
  10.Y     -- Participation and Credit Agreement dated as of February 9, 1995, among EPG, El Paso New Chaco Company, State Street Bank and Trust
              Company, Chemical Bank, as Agent, the Note Holders Signatories and
              the Certificate Holders Signatories (without exhibits and schedules, except for the schedule of defined terms), and the following documents related thereto: Lease Agreement dated as of February 9,
              1995, between State Street Bank and Trust Company and El Paso New
              Chaco Company, Support Agreement between El Paso New Chaco Company and State Street Bank and Trust Company dated as of February 9, 1995;
              Guaranty Agreement by EPG in favor of Chemical Bank, as Agent, and
              Each of the Participants as of February 9, 1995; Sponsor Agreement by
              EPG in favor of State Street Bank and Trust Company, as of February
              9, 1995; Mortgage, Assignment, Security Agreement and Financing
              Statement, executed February 7, 1995, between State Street Bank and
              Trust Company (Mortgagor) and Chemical Bank (Mortgagee); Security
              Agreement among State Street Bank and Trust Company and Chemical
              Bank, as Agent, dated February 9, 1995 (Form 10-Q, No. 1-2700, filed
              April 28, 1995).
*+10.Z     -- Letter dated February 4, 1992 between EPG and Michael C. Holland.
 *11       -- Computation of Earnings per Common Share.
 *12       -- Computation of Ratio of Earnings to Fixed Charges.
 *21       -- Subsidiaries of the Registrant.
 *23       -- Consent of Experts.
 *27       -- Financial Data Schedule.

     Each exhibit identified on this Exhibit List is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.