Form 10-Q
period 1996-03-31
EL PASO NATURAL GAS CO
filed 1996-05-15
CIK 31986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-2700

    ________________________________________________________________________

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE
      (State or Other Jurisdiction                       74-0608280
   of Incorporation or Organization)        (I.R.S. Employer Identification No.)

        ONE PAUL KAYSER CENTER,
100 NORTH STANTON STREET, EL PASO, TEXAS                   79901
(Address of Principal Executive Offices)                 (Zip Code)


     Registrant's Telephone Number, Including Area Code     (915) 541-2600

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X  No
                                                ---   ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                              OUTSTANDING
                -----                              -----------
     Common Stock, par value $3.00 per
        share, as of May 6, 1996                35,408,172 shares

================================================================================

                                    GLOSSARY

The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

    ABBREVIATIONS,
ACRONYMS, OR DEFINED TERMS                                             TERMS
- --------------------------                                             -----
ALJ . . . . . . . . . . . . . . . . . . .    Administrative Law Judge
Board   . . . . . . . . . . . . . . . . .    Board of Directors of El Paso Natural Gas Company
CAAA  . . . . . . . . . . . . . . . . . .    Clean Air Act Amendments of 1990
CFE   . . . . . . . . . . . . . . . . . .    Comision Federal de Electricidad
Company   . . . . . . . . . . . . . . . .    El Paso Natural Gas Company and its subsidiaries
Cornerstone . . . . . . . . . . . . . . .    Cornerstone Natural Gas, Inc.
Court of Appeals  . . . . . . . . . . . .    United States Court of Appeals for the District of Columbia Circuit
Eastex  . . . . . . . . . . . . . . . . .    Eastex Energy Inc., a wholly owned subsidiary of El Paso Natural Gas
                                             Company
Edison  . . . . . . . . . . . . . . . . .    Southern California Edison Company
EPA   . . . . . . . . . . . . . . . . . .    United States Environmental Protection Agency
EPFS  . . . . . . . . . . . . . . . . . .    El Paso Field Services Company, a wholly owned subsidiary of El Paso
                                             Natural Gas Company
EPG   . . . . . . . . . . . . . . . . . .    El Paso Natural Gas Company, now doing business as El Paso Energy
                                             Corporation, unless the context otherwise requires
EPGM  . . . . . . . . . . . . . . . . . .    El Paso Gas Marketing, a wholly owned subsidiary of El Paso Natural Gas
                                             Company
EPNC  . . . . . . . . . . . . . . . . . .    El Paso New Chaco Company, a wholly owned subsidiary of El Paso Natural Gas
                                             Company
FERC  . . . . . . . . . . . . . . . . . .    Federal Energy Regulatory Commission
Mdth/d  . . . . . . . . . . . . . . . . .    Thousand dekatherms per day
MPC   . . . . . . . . . . . . . . . . . .    Mojave Pipeline Company
NGL . . . . . . . . . . . . . . . . . . .    Natural gas liquids
Odd-Lot Holders . . . . . . . . . . . . .    Shareholders of El Paso Natural Gas Company owning beneficially fewer than
                                             100 shares of El Paso Natural Gas Company's common stock
PCB   . . . . . . . . . . . . . . . . . .    Polychlorinated biphenyl
Plan  . . . . . . . . . . . . . . . . . .    Dividend Reinvestment and Common Stock Purchase Plan
Premier . . . . . . . . . . . . . . . . .    Premier Gas Company, a wholly owned subsidiary of Eastex Energy Inc.
Program   . . . . . . . . . . . . . . . .    Continuous Odd-Lot Stock Sales Program
PRP(s)  . . . . . . . . . . . . . . . . .    Potentially Responsible Party(ies)
RI/FS   . . . . . . . . . . . . . . . . .    Remedial Investigation/Feasibility Study
SEC   . . . . . . . . . . . . . . . . . .    Securities and Exchange Commission
SFAS  . . . . . . . . . . . . . . . . . .    Statement of Financial Accounting Standards
TransAmerican . . . . . . . . . . . . . .    TransAmerican Natural Gas Corporation
TransColorado . . . . . . . . . . . . . .    TransColorado Gas Transmission Company

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          FIRST QUARTER
                                                      ----------------------
                                                        1996         1995
                                                      ---------    ---------
 Operating revenues ...............................   $ 605,635    $ 204,131
                                                      ---------    ---------
 Operating charges
    Natural gas and liquids .......................     434,197       43,225
    Operation and maintenance .....................      73,328       77,366
    Employee separation and asset impairment charge      99,053         --
    Depreciation, depletion, and amortization .....      21,615       16,805
    Taxes, other than income taxes ................      10,391       10,522
                                                      ---------    ---------
                                                        638,584      147,918
                                                      ---------    ---------

 Operating income (loss) ..........................     (32,949)      56,213
                                                      ---------    ---------

 Other (income) and income deductions
    Interest and debt expense .....................      22,706       21,066
    Other - net ...................................       2,224       (1,378)
                                                      ---------    ---------
                                                         24,930       19,688
                                                      ---------    ---------

 Income (loss) before income taxes ................     (57,879)      36,525
 Income taxes (benefit) ...........................     (22,631)      14,555
                                                      ---------    ---------
 Net income (loss) ................................   $ (35,248)   $  21,970
                                                      =========    =========

 Earnings (loss) per common share .................   $   (1.01)   $    0.62
                                                      =========    =========

 Average common shares outstanding ................      35,052       35,156
                                                      =========    =========

 Dividends declared per common share ..............   $   .3475    $   .3300
                                                      =========    =========


             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNT)

                                     ASSETS

                                                                                   MARCH 31,  DECEMBER 31,
                                                                                     1996         1995
                                                                                  (UNAUDITED)
                                                                                  ----------   ----------
     Current assets
      Cash and temporary investments ..........................................   $   41,083   $   39,373
      Accounts and notes receivable, net ......................................      302,410      214,796
      Inventories .............................................................       36,933       37,108
      Take-or-pay buy-outs, buy-downs, and prepayments, net ...................        1,001       10,477
      Other regulatory assets .................................................        8,871       11,740
      Deferred income tax benefit .............................................       22,035       22,631
      Other ...................................................................       11,765       32,467
                                                                                  ----------   ----------
            Total current assets ..............................................      424,098      368,592
                                                                                  ----------   ----------

     Property, plant, and equipment, net ......................................    1,929,621    1,977,624
     Intangible assets, net ...................................................       47,701       47,878
     Other regulatory assets ..................................................       41,197       51,878
     Other ....................................................................      112,135       88,653
                                                                                  ----------   ----------
                                                                                   2,130,654    2,166,033
                                                                                  ----------   ----------
           Total assets .......................................................   $2,554,752   $2,534,625
                                                                                  ==========   ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
      Accounts payable ........................................................   $  382,108   $  275,674
      Short-term borrowings ...................................................      233,400      278,200
      Accrual for regulatory issues ...........................................       29,926         --
      Current maturities on long-term debt ....................................      107,950        7,590
      Other ...................................................................       82,589       81,178
                                                                                  ----------   ----------
           Total current liabilities ..........................................      835,973      642,642
                                                                                  ----------   ----------

     Long-term debt, less current maturities ..................................      667,892      771,892
     Deferred income taxes, less current portion ..............................      261,203      314,143
     Deferred credits .........................................................       32,990       39,514
     Other ....................................................................       58,547       54,279
                                                                                  ----------   ----------
                                                                                   1,020,632    1,179,828
                                                                                  ----------   ----------
     Commitments and contingent liabilities (See Note 5)

     Stockholders' equity
       Common stock, par value $3 per share; authorized 100,000 shares;
        issued 37,351 shares ..................................................      112,054      112,054
      Additional paid-in capital ..............................................      455,460      454,713
      Retained earnings .......................................................      191,475      240,101
      Less: Treasury stock (at cost) 2,015 and 3,127 shares ...................       60,842       94,713
                                                                                  ----------   ----------
           Total stockholders' equity .........................................      698,147      712,155
                                                                                  ----------   ----------

           Total liabilities and stockholders' equity .........................   $2,554,752   $2,534,625
                                                                                  ==========   ==========

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                       EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FIRST QUARTER
                                                                        --------------------
                                                                          1996        1995
                                                                        --------    --------
 Cash flows from operating activities
  Net income (loss) .................................................   $(35,248)   $ 21,970
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation, depletion, and amortization .......................     21,615      16,805
    Deferred income taxes (benefit) .................................    (23,151)      8,708
    Net take-or-pay recoveries ......................................      9,476       9,495
    Net employee separation and asset impairment charge
         ($99,053 less cash payments of $1,142) .....................     97,911        --
    Other working capital changes
     Accounts and notes receivable ..................................    (88,539)     34,418
     Inventories ....................................................        175        (425)
     Other current assets ...........................................     20,702      (9,733)
     Accrual for regulatory issues ..................................     29,926        --
     Accounts payable ...............................................     41,413     (66,769)
     Other current liabilities ......................................        939      (9,162)
    Other ...........................................................     (2,026)      4,768
                                                                        --------    --------
      Net cash provided by operating activities .....................     73,193      10,075
                                                                        --------    --------
 Cash flows from investing activities
  Capital expenditures ..............................................    (29,446)    (23,259)
  Proceeds from disposal of property ................................      1,617       1,037
  Other .............................................................      8,348      (2,214)
                                                                        --------    --------
      Net cash used in investing activities .........................    (19,481)    (24,436)
                                                                        --------    --------
 Cash flows from financing activities
  Net commercial paper borrowings (repayments) ......................    (59,800)     61,100
  Revolving credit borrowings .......................................     75,000        --
  Revolving credit repayments .......................................    (60,000)       --
  Long-term debt retirements ........................................       --        (3,667)
  Repayment of volumetric take-or-pay receivable ....................       --        (9,800)
  Acquisition of treasury stock .....................................       --       (14,564)
  Dividends paid ....................................................    (11,291)    (10,850)
  Other .............................................................      4,089       2,140
                                                                        --------    --------
      Net cash provided by (used in) financing activities ...........    (52,002)     24,359
                                                                        --------    --------
 Increase in cash and temporary investments .........................      1,710       9,998
 Cash and temporary investments
      Beginning of period ...........................................     39,373      27,636
                                                                        --------    --------
      End of period .................................................   $ 41,083    $ 37,634
                                                                        ========    ========



              The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

     The 1995 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at March 31, 1996, and the quarters ended March 31, 1996, and 1995, are unaudited. The condensed balance sheet at December 31, 1995, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.


2.  ACQUISITIONS

     Effective September 1, 1995, Eastex was merged with a subsidiary of EPG. In December 1995, Eastex acquired all of the issued and outstanding capital stock of Premier. The consolidated operating results of Eastex for the three months ended March 31, 1996, are included in the consolidated results of operations.

     In April 1996, the Company and Cornerstone entered into a definitive merger agreement which provides for the acquisition by the Company of all of the outstanding shares of Cornerstone common stock and the merger of Cornerstone with a subsidiary of EPFS. Pursuant to the agreement, a cash tender offer of $6.00 per share for all outstanding shares of Cornerstone common stock commenced on April 26, 1996. The tender offer is conditioned upon, among other things, the acquisition of at least a majority of the shares of Cornerstone common stock on a fully diluted basis and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The agreement provides that shares of Cornerstone common stock not purchased in the tender offer will be acquired in the subsequent merger at the same price as that paid in the tender offer. The agreement also provides for specified fees and expenses to be paid to the Company under certain circumstances. The holders of over 50 percent of the fully diluted outstanding shares of Cornerstone have granted to the Company options to purchase all shares of Cornerstone common stock and Cornerstone stock options and warrants held by them. The merger is expected to close in the second quarter of 1996. The net value of the transaction is approximately $115 million.

3.  BUSINESS SEGMENTS

     In recognition of changes in the natural gas industry and the manner in which the Company manages its businesses, and in order to facilitate a more detailed understanding of its various activities, the Company has segregated its business activities into three business segments. The natural gas transmission segment is involved in the interstate transportation of natural gas. The field and merchant services segment is involved in the purchasing, gathering, processing, and marketing of natural gas and NGL, as well as the storage of natural gas. The corporate and other segment includes El Paso Energy International Company and other corporate activities. El Paso Energy International Company is responsible for the Company's international activities.

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are those assets which are not specifically identifiable with a segment.

                          EL PASO NATURAL GAS COMPANY

     The following table reflects selected financial data for the Company's segments. To the extent practicable, prior year amounts have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period. In general, transactions among business segments are recorded at market prices and material affiliate transactions within business segments have been eliminated.



                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                1996            1995
                                             -----------    -------------
                                                  (IN THOUSANDS)

 OPERATING REVENUES
    Natural gas transmission .............   $   128,572    $   140,534
    Field and merchant services ..........       477,207         65,321
    Corporate and other ..................             3             12
    Eliminations .........................          (147)        (1,736)
                                             -----------    -----------
      Consolidated total .................   $   605,635    $   204,131
                                             ===========    ===========

 DEPRECIATION, DEPLETION, AND AMORTIZATION
    Natural gas transmission .............   $    14,756    $    12,388
    Field and merchant services ..........         6,859          4,405
    Corporate and other ..................          --               12
                                             -----------    -----------
      Consolidated total .................   $    21,615    $    16,805
                                             ===========    ===========

 OPERATING INCOME (LOSS)
    Natural gas transmission .............   $    47,510    $    54,674
    Field and merchant services ..........        17,942          2,038
    Corporate and other ..................       (98,401)          (499)
                                             -----------    -----------
      Consolidated total .................   $   (32,949)   $    56,213
                                             ===========    ===========

 IDENTIFIABLE ASSETS
    Natural gas transmission .............   $ 1,802,911    $ 1,873,157
    Field and merchant services ..........       625,357        309,698
    Corporate and other ..................       163,696        122,080
    Eliminations .........................       (37,212)        (1,132)
                                             -----------    -----------
      Consolidated total .................   $ 2,554,752    $ 2,303,803
                                             ===========    ===========

 CAPITAL EXPENDITURES
    Natural gas transmission .............   $     4,135    $    20,243
    Field and merchant services ..........        25,311          3,016
    Corporate and other ..................          --             --
                                             -----------    -----------
      Consolidated total .................   $    29,446    $    23,259
                                             ===========    ===========

                          EL PASO NATURAL GAS COMPANY

4.  EMPLOYEE SEPARATION AND ASSET IMPAIRMENT CHARGE

     In response to changes in the natural gas industry, increased competition, and recent and future firm capacity contract step-downs and terminations, the Company initiated an extensive review of its business processes. In the first quarter of 1996, the Company adopted a program to restructure its businesses and reduce operating costs through work force reductions and improved work processes. Also during the first quarter of 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million ($47 million for employee separation costs and $52 million for asset impairments).

     The employee separation charge included approximately $26 million for expected severance related costs and $21 million for additional pension benefits. The majority of the 903 employee reductions were in the natural gas transmission function. As of March 31, 1996, payments of approximately $1 million had been recorded as a reduction of the provision for employee separation. The Company anticipates that the remaining provision will be expended by the end of 1996.

     The asset impairment charge included approximately $44 million for the impairment of certain natural gas gathering, processing, and production facilities, and $8 million for the write-off of a regulatory asset established upon the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits, but not recoverable through the Company's rate settlement filed with FERC in March 1996.


5.  COMMITMENTS AND CONTINGENCIES

Rates and Regulatory Matters

     In June l995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January l, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate case and issues surrounding certain contract reductions and expirations scheduled to occur from January 1, 1996, through December 31, 1997. The settlement provides for, among other things: (i) a long term rate stability plan which establishes base rates, for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments within 8 years to EPG by its customers totaling $255 million prior to interest, representing a risk sharing mechanism that provides for approximately 35 percent of the revenues (for the period 1996 to 2003) associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues, in excess of a threshold, which are attributable to unsubscribed capacity sales during the period 1996 through 2003; and (iv) a mechanism to adjust the base rate for increases or decreases resulting from laws or regulations to the extent that costs are impacted at a level in excess of $10 million a year. The settlement contains a provision which permits any party desiring not to be bound by the settlement to have its rates determined pursuant to procedures established by FERC.

     In March 1996, Edison, a firm shipper on EPG's system, filed its own offer of settlement. While Edison's offer is similar in many respects to EPG's, it contains provisions that EPG believes would be adverse to its interests if Edison's offer was approved and EPG's offer was rejected. The ALJ has established procedures to determine what discovery will be allowed in connection with comments on the two offers of settlement to be filed by the

                          EL PASO NATURAL GAS COMPANY
parties and in the meantime has suspended the schedule for filing comments. It is EPG's position that discovery is inappropriate because, among other things, a provision in EPG's offer of settlement affords Edison the opportunity to have its rates determined separately. The ALJ will determine whether to certify EPG's settlement to FERC and will make a similar determination concerning the Edison offer. Even though the comment schedule has been suspended, comments supporting EPG's settlement have been filed by FERC staff, the regulatory agencies of California, Arizona, and Nevada, the state of New Mexico, and customers representing 95 percent of the firm throughput on EPG's mainline transmission system. Comments opposing Edison's offer have been filed by EPG, FERC staff, and the customer coalition supporting EPG's settlement. EPG is accruing a provision for refunds, and the balance of this provision at March 31, 1996, was approximately $30 million. Management believes the amount being reserved will be sufficient to cover any anticipated refunds.

     Since 1987, EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take- or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. EPG collected its buy-out and buy-down costs under FERC cost recovery procedures. The collection period for EPG's buy-out and buy-down costs ended March 1996.

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

     In addition, certain of EPG's customers sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference for May 1996 to investigate the issues. EPG has filed a request for rehearing of FERC's order and requested that the technical conference be canceled. FERC has not yet ruled on the request.

     MPC filed a service and rate design restructuring plan in November 1992 which was essentially approved by FERC in March 1993. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon straight fixed variable rate design rather than modified fixed variable rate design.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement were presented in a hearing before FERC in April 1996. A final ruling is expected in late 1996.

                          EL PASO NATURAL GAS COMPANY

Environmental Matters

     As of March 31, 1996, the Company had a reserve of approximately $40 million for the following environmental contingencies with income statement impact:

     1- EPG has been conducting remediation of PCB contamination at certain of its facilities. The majority of the required PCB remediation has been completed. Future PCB remediation costs are estimated to be $3 million over the next 4 years.

     2- In June 1993, EPG executed an Administrative Order on Consent with EPA to conduct a RI/FS for a site located in Statesville, North Carolina . EPG and the other PRPs are jointly funding the RI/FS. The RI/FS is to be submitted to EPA in July 1996. Once the RI/FS is complete, EPG and the other PRPs will begin negotiating the appropriate allocation of the remediation costs. Based on available information, the remediation costs are estimated to be between $16 million and $29 million over a 30-year period.

     3- In November 1993, in accordance with an EPA order, EPG and Atlantic Richfield Company submitted work plans for remediation of the Prewitt Refinery site in McKinley County, New Mexico. EPG and Atlantic Richfield Company have a cost sharing agreement to each pay one-half of any remediation costs at this site. EPG's share of the remediation costs is estimated to be approximately $8 million over a 29-year period. Remediation began in May 1995, and as of March 31, 1996, EPG has incurred approximately $2 million in remediation costs.

     4- In December 1993, EPA issued EPG a Notice of Potential Liability for the Colorado School of Mines Research Institute site in Golden, Colorado ordering EPG and eleven other PRPs to clean up the site. EPA has determined that the volume of hazardous substances sent to the site by EPG represents less than 2.5 percent of the total volumes sent by all PRPs. Based on this percentage, EPG's share of the potential remediation costs is estimated to be less than $0.4 million. Remediation of the site is expected to be completed during 1996.

     5- EPG and another PRP have been notified about potential groundwater and soil contamination at various sites in southeastern Utah. EPG and the other PRP have been conducting environmental assessments at certain of these sites and are engaged in negotiations over the appropriate allocation of the remediation costs. Based upon currently available information, EPG estimates its costs for remediation will be approximately $5 million over a 5-year period.

     6- EPG and other PRPs entered into an agreement to conduct a RI/FS for a site located in Fountain Inn, South Carolina. The RI/FS was completed in October 1994, and EPA issued a Record of Decision in September 1995, under which the proposed remediation and EPA oversight costs are estimated to be $1.6 million. The allocation of these costs between EPG and the other PRPs has been negotiated. EPG's share of the costs is estimated to be approximately $0.8 million over a 5-year period.

     7- EPFS is conducting remediation of 135 earthen siphon/dehydration pits in the San Juan Basin. Based upon currently available information, the costs for remediation are estimated to be approximately $3.1 million over a 5-year period.

     Management believes the amount reserved as of March 31, 1996, is sufficient to cover the remediation activities discussed above and other small environmental assessments.

                          EL PASO NATURAL GAS COMPANY

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State of Tennessee and EPA are investigating the nature and extent of contamination. Since the investigation is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     The Company initially estimated the CAAA would require modification of exhaust stacks at numerous locations. Based upon the latest analysis of CAAA regulations and developments, the Company believes the modifications will not be required, and the impact to the Company will be limited to the following: (i) installation of emissions control equipment, (ii) the requirement for air emissions permitting of existing facilities, and (iii) compliance assurance monitoring of emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million will be spent from 1997 through 2005. When finalized, EPA's proposed compliance assurance monitoring rules could potentially impose greater costs to the Company.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information becomes available, or developments occur, related accrual amounts will be adjusted accordingly.


Guarantees

     In February 1995, EPNC entered into a 7.75-year lease for a NGL extraction plant which is being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose trust. The trust obtains financing for construction of the plant from a consortium of financial institutions. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has an option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guaranteed all obligations of EPNC under the lease. Construction of the plant began in April 1995, and total costs expended through April 1996 were approximately $74 million. The start up and check out phase for the first 412 Mdth/d of plant capacity will be completed in May 1996. The remaining 206 Mdth/d of capacity is expected to be available in the second quarter of 1996.


Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court against various parties, including EPG, alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter, and the parties have stipulated to transfer this case to the State District Court of Dallas County, Texas. Based on information available at this time, management believes that the claims made by TransAmerican have no factual or legal basis and that the ultimate resolution of this matter will not have a materially adverse effect on the Company's financial condition.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings

                          EL PASO NATURAL GAS COMPANY
against the Company cannot be predicted with certainty, management currently does not expect these matters to have a materially adverse effect on the Company's financial condition.


6.  FINANCING TRANSACTIONS

     In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires August 1999. This facility was established primarily to provide a liquidity facility for the Company's commercial paper program, and as of March 31, 1996, and December 31, 1995, approximately $90 million and $75 million, respectively, was outstanding. In January 1996, the Board increased short-term borrowing limits from $400 million to $500 million. As of March 31, 1996, and December 31, 1995, approximately $143 million and $203 million, respectively, of commercial paper was outstanding. In October 1994, EPG established an additional $30 million line of credit facility. As of March 31, 1996, and December 31, 1995, there were no borrowings outstanding under this line of credit facility.

     In January 1997, EPG's 6.90 percent notes for $100 million will mature.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions and Company needs. On March 10, 1995, the registration statement was declared effective by the SEC. As of March 31, 1996, EPG had not issued any securities pursuant to the shelf registration statement.


7.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1996, and December 31, 1995, consisted of the following:

                                                        1996        1995
                                                     ----------   ----------
                                                         (IN THOUSANDS)
 Property, plant, and equipment, at cost .........   $3,051,026   $3,042,516
 Less accumulated depreciation and depletion .....    1,213,646    1,158,486
                                                     ----------   ----------
                                                      1,837,380    1,884,030
 Additional acquisition cost assigned to utility
      plant, net of accumulated amortization .....       92,241       93,594
                                                     ----------   ----------
      Total property, plant, and equipment, net...   $1,929,621   $1,977,624
                                                     ==========   ==========


8.  INTANGIBLE ASSETS

   Intangible assets at March 31, 1996, and December 31, 1995, consisted of the following:

                                                             1996      1995
                                                           -------   -------
                                                             (IN THOUSANDS)
 Goodwill ..............................................   $42,344   $42,261
 Other intangibles .....................................    15,124    14,890
                                                           -------   -------
                                                            57,468    57,151
 Less accumulated amortization .........................     9,767     9,273
                                                           -------   -------
      Total intangible assets, net .....................   $47,701   $47,878
                                                           =======   =======

                          EL PASO NATURAL GAS COMPANY

9. INVENTORIES

         Inventories at March 31, 1996, and December 31, 1995, consisted of the following:

                                                            1996      1995
                                                           -------   -------
                                                            (IN THOUSANDS)
 Materials and supplies ................................   $29,259   $30,354
 Gas in storage ........................................     7,674     6,754
                                                           -------   -------
                                                           $36,933   $37,108
                                                           =======   =======

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method


10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES


                                                               FIRST QUARTER
                                                            --------------------
                                                              1996         1995
                                                            --------    --------
                                                               (IN THOUSANDS)
  Net cash payments (refunds)
       Interest .........................................   $ 33,102    $ 33,174
       Income taxes .....................................     (2,723)     (2,436)


11.  ACCOUNTING FOR REGULATED OPERATIONS

     EPG and MPC are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Accounting methods for companies subject to cost-of-service regulation may differ from those used by non-regulated companies. However, when the accounting method prescribed by the regulatory authority is used for rate-making, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply. While management believes that EPG and MPC remain "regulated" as the term is used in the relevant accounting literature, changes in the regulatory and economic environment may, at some point in the future, create circumstances in which application of regulatory accounting principles is no longer appropriate. The Consolidated Balance Sheets contain assets and liabilities related to operations which have been recorded pursuant to regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At March 31, 1996, this amount was estimated to be approximately $35 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on EPG's and MPC's ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in addition to the interim consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.


OPERATING ENVIRONMENT

     In recognition of changes in the natural gas industry and the manner in which the Company manages its businesses, and in order to facilitate a more detailed understanding of the various activities in which it engages, the Company began doing business under the name El Paso Energy Corporation (effective April 22, 1996) and has segregated its business activities into three business segments: (i) natural gas transmission, (ii) field and merchant services, and (iii) corporate and other. The natural gas transmission segment is involved in the interstate transportation of natural gas. The field and merchant services segment is involved in the purchasing, gathering, processing, and marketing of natural gas and NGL, as well as the storage of natural gas. The corporate and other segment includes the Company's miscellaneous subsidiaries.


   Natural Gas Transmission

     EPG owns and operates one of the nation's largest mainline natural gas transmission systems, connecting natural gas supply regions in New Mexico, Texas, Oklahoma, and Colorado to markets in California, Nevada, Arizona, New Mexico, Texas, and northern Mexico. EPG's natural gas transmission system consists of approximately 17,000 miles of pipeline and is connected to one of the most prolific supply basins in the nation, the San Juan Basin of northern New Mexico and southern Colorado. MPC serves the enhanced oil recovery operations and associated cogeneration projects in the heavy oil fields in central California. EPG's and MPC's pipeline facilities, services, and rates are regulated by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The Company also has a one-third interest in TransColorado. For a further discussion, see TransColorado Pipeline Project of this section.


   Field and Merchant Services

     EPFS provides field services including gathering, products extraction, dehydration, purification, and compression. EPFS has approximately 7,241 miles of gathering lines and 64,179 horsepower of compression in its gathering operations located in the San Juan, Anadarko, and Permian Basins. Eastex and its subsidiaries provide direct end user sales, storage, and hub services for a diverse customer base. Eastex and its subsidiaries transport gas supplies for customers on 45 pipelines serving 37 states. EPGM conducts all of EPG's new gas marketing business, while also acting as EPG's agent in winding down its remaining role as a natural gas merchant predominately in the southwestern region of the United States. In April 1996, the Company entered into a definitive merger agreement with Cornerstone. For a further discussion, see Acquisitions of this section.


   Corporate and Other

     Corporate and other includes El Paso Energy International and other corporate activities. El Paso Energy International is responsible for the Company's international activities.

Operating Income (Loss) by Business Segment  (1)

                                        FIRST QUARTER
                                     --------------------
                                       1996        1995
                                     --------    --------
                                        (IN THOUSANDS)
 Natural gas transmission ........   $ 47,510    $ 54,674
 Field and merchant services .....     17,942       2,038
 Corporate and other .............    (98,401)       (499)
                                     --------    --------
          Consolidated ...........   $(32,949)   $ 56,213
                                     ========    ========


(1) To the extent practicable, prior year results of operations have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period. In general, transactions among business segments are recorded at market prices and material affiliate transactions within business segments have been eliminated.


First Quarter 1996 Compared to First Quarter 1995

     Natural Gas Transmission Financial Results

                                             FIRST QUARTER
                                          -------------------
                                            1996       1995
                                          --------   --------
                                             (IN THOUSANDS)
 Reservation revenue ..................   $118,264   $125,543
 Transportation revenue ...............      5,025      4,130
 Other revenue ........................      5,283     10,861
                                          --------   --------
          Total operating revenues ....    128,572    140,534
                                          --------   --------
 Operation and maintenance ............     54,610     61,815
 Depreciation and amortization ........     14,756     12,388
 Other operating expenses .............     11,696     11,657
                                          --------   --------
          Total operating expenses ....     81,062     85,860
                                          --------   --------
 Operating income .....................   $ 47,510   $ 54,674
                                          ========   ========



     Operating revenues for the quarter ended March 31, 1996, were $12 million lower than for the same period of 1995. The decrease was primarily due to an accrual for regulatory issues, the impact of a January 1996 transportation contract reduction, and a decrease in return on take-or-pay receivables. The decrease in operating revenues was partially offset by new system rates that became effective January 1, 1996.

     Operating expenses for the quarter ended March 31, 1996, were $5 million lower than for the same period of 1995 primarily due to lower operation and maintenance expense as a result of an adjustment to the take-or-pay undercollections accrual.

     Mainline throughput for the quarter ended March 31, 1996, averaged 3,829 Mdth/d compared to 3,815 Mdth/d for the same period of 1995. This increase was primarily due to higher off-system deliveries, partially offset by lower deliveries to California due to an increase in the availability of hydroelectric power and milder winter temperatures.

Field and Merchant Services Financial Results

                                               FIRST QUARTER
                                            ---------------------
                                              1996      1995
                                            --------    --------
                                               (IN THOUSANDS)
 Gathering and treating revenue ........    $ 17,690    $ 16,563
 Products extraction revenue ...........       4,766       2,482
 Merchant services revenue .............     451,460      38,890
 Other revenue .........................       3,291       7,386
                                            --------    --------
          Total operating revenues .....     477,207      65,321
                                            --------    --------
 Operation and maintenance .............      19,371      15,408
 Gas purchases .........................     423,262      40,380
 Depreciation and amortization .........       6,859       4,405
 Other operating expenses ..............       9,773       3,090
                                            --------    --------
          Total operating expenses .....     459,265      63,283
                                            --------    --------
 Operating income ......................    $ 17,942    $  2,038
                                            ========    ========


     Operating revenues for the quarter ended March 31, 1996, were $412 million higher than for the same period of 1995. The increase was due primarily to the consolidation of Eastex, an increase in the average natural gas sales price, an increase of 200 Mdth/d in natural gas gathered volumes, and higher products extraction rates. The increase in operating revenues was partially offset by the elimination of certain gathering revenues previously collected in mainline rates prior to January 1, 1996.

     Operating expenses for the quarter ended March 31, 1996, were $396 million higher than for the same period of 1995. The increase was due to the consolidation of Eastex and an increase in the average natural gas purchase price.

     Natural gas marketed for the quarter ended March 31, 1996, averaged 3,877 Mdth/d compared to 301 Mdth/d for the same period of 1995. This increase was primarily due to the consolidation of Eastex. Natural gas gathered for the quarter ended March 31, 1996, averaged 1,528 Mdth/d compared to 1,328 Mdth/d for the same period of 1995. This increase was largely due to acquisitions of gathering systems, pressure reduction projects, and the removal of mainline capacity constraints.


  Corporate and Other Financial Results

     The operating loss for the quarter ended March 31, 1996, reflects a one time special charge of $99 million for the employee separation and asset impairment recorded in March 1996. For a further discussion of the special charge, see Part I, Financial Information, Note 4.


  Non-Operating Income and Expense

     Interest and debt expense for the quarter ended March 31, 1996, was $2 million higher than for the same period of 1995 due primarily to higher interest on short-term debt.

     Other-net for the quarter ended March 31, 1996, reflects a charge for losses on donations of property.


LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

     Net cash provided by operating activities was $73 million for the quarter ended March 31, 1996, compared with $10 million for the same period of 1995. The increase from the previous year was primarily due to the collection of revenues subject to refund, the Amoco Production Company litigation payment made in the first quarter of 1995, and timing of insurance premium payments. These increases were partially offset by higher net working capital uses at Eastex and timing differences in other working capital accounts.


Acquisitions

     Effective September 1, 1995, Eastex was merged with a subsidiary of EPG. In December 1995, Eastex acquired all of the issued and outstanding capital stock of Premier. The consolidated operating results of Eastex for the three months ended March 31, 1996, are included in the consolidated results of operations.

     In April 1996, the Company and Cornerstone entered into a definitive merger agreement which provides for the acquisition by the Company of all of the outstanding shares of Cornerstone common stock and the merger of Cornerstone with a subsidiary of EPFS. Pursuant to the agreement, a cash tender offer of $6.00 per share for all outstanding shares of Cornerstone common stock commenced on April 26, 1996. The tender offer is conditioned upon, among other things, the acquisition of at least a majority of the shares of Cornerstone common stock on a fully diluted basis and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The agreement provides that shares of Cornerstone common stock not purchased in the tender offer will be acquired in the subsequent merger at the same price as that paid in the tender offer. The agreement also provides for specified fees and expenses to be paid to the Company under certain circumstances. The holders of over 50 percent of the fully diluted outstanding shares of Cornerstone have granted to the Company options to purchase all shares of Cornerstone common stock and Cornerstone stock options and warrants held by them. The merger is expected to close in the second quarter of 1996. The net value of the transaction is approximately $115 million.

     Cornerstone is comprised of approximately 700 miles of gathering and transportation systems and seven natural gas processing and treating facilities principally located in East Texas and Louisiana. Additionally, Cornerstone markets natural gas and NGL.


Employee Separation and Asset Impairment Charge

     In response to changes in the natural gas industry, increased competition, and recent and future firm capacity contract step-downs and terminations, the Company initiated an extensive review of its business processes. In the first quarter of 1996, the Company adopted a program to restructure its businesses and reduce operating costs through work force reductions and improved work processes. Also during the first quarter of 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million. For a further discussion, see Part I, Financial Information,
Note 4.


Rates and Regulatory Matters

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate case and issues surrounding certain contract reductions and expirations which are scheduled to occur from January 1, 1996, through December 31, 1997. For a further discussion of the March 1996 offer of settlement, see Part I, Financial Information, Note 5.

     Since 1987, EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. EPG collected its buy-out and buy-down costs under

FERC cost recovery procedures. For a further discussion of EPG's take-or-pay matters, see Part I, Financial Information, Note 5.

     MPC filed a service and rate design restructuring plan in November 1992 which was essentially approved by FERC in March 1993. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. These petitions are currently pending before the Court of Appeals. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon straight fixed variable rate design rather than modified fixed variable rate design.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement were presented in a hearing before FERC in April 1996. A final ruling is expected in late 1996.


Legal Proceedings

     See Part I, Financial Information, Note 5.


Environmental Matters

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of March 31, 1996, the Company had a reserve of approximately $40 million for the following environmental contingencies: (i) PCB remediation costs estimated to be $3 million over the next 4 years and (ii) remediation of groundwater and soil contamination costs estimated to range between $33 million and $46 million over a 30-year period. Management believes the amount reserved as of March 31, 1996, is sufficient to cover these and other small environmental assessments and remediation activities.

     The Company initially estimated the CAAA would require modification of exhaust stacks at numerous locations. Based upon the latest analysis of CAAA regulations and developments, the Company believes the modifications will not be required, and the impact to the Company will be limited to the following :
(i) installation of emissions control equipment, (ii) the requirement for air emissions permitting of existing facilities, and (iii) compliance assurance monitoring of emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million will be spent from 1997 through 2005. When finalized, EPA's proposed compliance assurance monitoring rules could potentially impose greater costs to the Company. For a further discussion of specific environmental matters see
Part I, Financial Information, Note 5.


Financing Facilities

     In August 1994, EPG established with a group of banks a revolving credit facility of $400 million that expires August 1999. This facility was established primarily to provide a liquidity facility for the Company's commercial paper program and as of March 31, 1996, and December 31, 1995, approximately $90 million and $75 million, respectively, was outstanding. In January 1996, the Board increased short-term borrowing limits from $400 million to $500 million. As of March 31, 1996, and December 31, 1995, approximately $143 million and $203 million, respectively, of commercial paper was outstanding. In October 1994, EPG established an additional $30 million line of credit facility. As of March 31, 1996, and December 31, 1995, there were no borrowings outstanding under this line of credit facility.

     In January 1997, EPG's 6.90 percent notes for $100 million will mature.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions and Company needs. On March 10, 1995, the registration statement was declared effective by the SEC. As of March 31, 1996, EPG had not issued any securities pursuant to the shelf registration statement.


Common Stock and Other Stockholders' Equity

The following table reflects quarterly dividends declared and paid on EPG's common stock:

                               AMOUNT PER
 DECLARATION DATE             COMMON SHARE           PAYMENT DATE            TOTAL AMOUNT
 ----------------             ------------           ------------           --------------
                                                                            (IN THOUSANDS)
 October 20, 1995               $0.3300              January 2, 1996            $11,292
 January 19,1996                $0.3475              April 1, 1996              $12,258

     On April 12, 1996, the Board declared a quarterly dividend of $0.3475 per share on EPG's common stock, payable on July 1, 1996, to shareholders of record on June 7, 1996.

     In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. This authorization was in addition to a 2 million share authorization received in October 1992. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG stock option compensation plans and for other corporate purposes. Pursuant to the foregoing authorizations, the Company has purchased 4.7 million shares, cumulatively, as of March 31, 1996.


Project Investments

     Samalayuca II Power Plant (Mexico)

     The Company is a member of a consortium that plans to build the proposed Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico. In December 1992, an award for construction was granted to the consortium by CFE. The consortium will construct the plant, which is projected to cost approximately $647 million, and lease it to CFE for a term of 20 years. The Company presently has a 20 percent interest in the consortium and plant and will make an initial equity investment of approximately $26 million. The Company is finalizing negotiations which would increase its interest to 30 percent at financial close and possibly 38 percent upon the completion of the project.

     CFE and the consortium executed a trust agreement in May 1996 signifying the completion of negotiations between the consortium and CFE. The consortium has received approval for non-recourse senior debt financing of up to 80 percent of the capital requirements from the United States Export/Import Bank and Inter-American Development Bank. The project is expected to reach financial close and construction is expected to begin in the first half of 1996.

     Aguaytia Energy Project (Peru)

     In August 1995, the Company became a member of a consortium that is developing a $250 million integrated gas and power project near Pucallpa, in central Peru, called the Aguaytia Energy Project. The Company presently has a 24 percent interest in the project, and its equity investment is estimated to be $40 million. The consortium will sell electricity, propane, and natural gas to meet the growing demand for energy in Peru. Initially, the project will be funded 60 percent with equity. Negotiations are nearing completion with two major lenders to provide non-recourse debt financing for the project during construction and operation. In December 1995, the project received approval from the Overseas Private Investment Corporation for full political risk insurance coverage. Construction is expected to begin in the first half of 1996, and operations are expected to commence in late 1997.

     TransColorado Pipeline Project

     In the third quarter of 1995, the Company purchased a one-third interest in TransColorado from Public Service Company of Colorado for approximately $4 million. The Company paid approximately $2 million in cash. The balance of approximately $2 million is due upon commencement of the pipeline project. KN Energy, Inc. and Questar Pipeline Company also each own a one-third interest in TransColorado.

     In November 1994, TransColorado received FERC authorization to build a 292 mile pipeline with a capacity of 309 Mdth/d, from northwest Colorado to the Blanco Hub area in the San Juan Basin, at an estimated cost of approximately $184 million. The pipeline is expected to provide an alternative outlet for natural gas produced in the Rocky Mountain region. In April 1996, TransColorado filed with FERC for authorization to phase the construction of the pipeline system. Phase I will consist of 22.5 miles of pipeline beginning at the outlet of the Coyote Gulch Treating and Compression Facility in La Plata County, Colorado and extending to Blanco, New Mexico and is expected to cost approximately $14 million. The Company's share is estimated to be approximately $5 million. The proposed pipeline is expected to be in service during the fourth quarter of 1996. Phase II will consist of the remainder of the project up to northwest Colorado.

     Coyote Gulch Treating and Compression Facility

     EPFS and KN Gas Gathering, Inc. are negotiating an agreement to construct, own, and operate Coyote Gulch Treating and Compression Facility, a 110,400 Mdth/d facility in La Plata County, Colorado. Construction of the facility is expected to commence in the second quarter of 1996 and is expected to be completed by December 31, 1996, at a total cost of $16 million. EPFS's share is estimated to be $8 million. Upon completion, the facility will receive and treat gas for Red Cedar Gathering Company.

Capital Expenditures

     The Company's consolidated planned capital expenditures for 1996 of $175 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the quarter ended March 31, 1996, were $29 million compared to $23 million for the same period of 1995. Data for the quarter ended March 31, 1995, has been restated in order to provide a discussion of capital expenditures by business segment.

     Natural Gas Transmission

     The segment's planned capital expenditures for 1996 of $60 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the quarter ended March 31, 1996, were $4 million, compared to $20 million for the same period of 1995. Capital expenditures were lower during the first quarter of 1996 primarily due to the completion of the San Juan Basin expansion in December 1995.

     In April 1996, EPG filed with FERC for authorization to add compression on its Havasu Crossover Line. This project will permit an additional 185 Mdth/d to move on the Havasu Crossover Line from the San Juan Basin in northern New Mexico to points of delivery off EPG's southern system. EPG has executed transportation service agreements with shippers to fully subscribe this additional capacity. This $20 million expansion is expected to be in service by the second quarter of 1997.

     In March 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant. The proposed expansion, as filed, would provide an additional 309 Mdth/d of capacity at a cost of approximately $57 million. In November 1993, FERC issued an order that approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. In December 1993, Pacific Gas & Electric Company, Southern California Gas Company, and the California Public Utilities Commission jointly filed a motion with FERC seeking clarification or rehearing of the November 1993 order, which motion is currently pending. In November 1994, FERC required EPG to provide the executed long-term contracts or binding agreements for a substantial amount of the firm capacity of the proposed facilities by January 1995. EPG advised FERC that there were presently no such contracts or agreements. In March 1996, FERC required EPG to provide a status of the negotiations for long-term contracts or binding precedent agreements in validation of the market for the proposed new capacity. EPG advised FERC that the project, although progressing more slowly than expected, remains a viable natural gas project and that EPG continues to actively pursue executed firm, long-term transportation arrangements. In support, EPG is preparing to file an application for the Mexican portion of the Samalayuca lateral as soon as financial close is reached for the new power plant and the new regulatory agency, the Comision Reguladora de Energia, issues its request for transportation services. The terms and conditions of providing firm transportation will be determined by EPG when the Comision Reguladora de Energia issues its final regulations.

     Field and Merchant Services

     The segment's planned capital expenditures for 1996 of $115 million (excluding the Cornerstone acquisition) are primarily for system enhancement, facility purchases, joint ventures, and maintenance of business. Capital expenditures for the quarter ended March 31, 1996, were $25 million compared to $3 million for the same period of 1995. The increase was primarily due to the purchase of the Linc and Pandale gathering systems and the installation of additional compression.

     In February 1996, EPFS, through its wholly owned subsidiary El Paso Intrastate Company, acquired the Linc gathering system and the Pandale gathering system from Tejas Power Corporation for approximately $12 million. The combined throughput of the two systems is expected to contribute 46 Mdth/d on an annual basis to EPFS's total throughput. The Linc gathering system is located in the Waha area of the Permian Basin and should increase EPFS's market share in that area. The Pandale gathering system is located in the Texas counties of Crockett and Val Verde, and should give EPFS a base from which to grow in this active drilling area. (1) In addition, in the first quarter of 1996, EPFS installed new compression at five locations at a total cost of $8 million.

Financing Requirements

     Future funding for capital expenditures, acquisitions, long-term debt retirements, dividends, and other expenditures is expected to be provided by a combination of internally generated funds, available credit facilities, and debt/equity issuances.

OTHER

     Accounting for Regulated Operations

     EPG and MPC are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For a further discussion of SFAS No. 71, see Part I, Financial Information, Note 11.


__________________________________

(1) The previous statement(s) may be considered forward-looking. See page 20 for a description of the important factors that may affect actual results.

     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     EPG is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements are identified with a footnote on the page in which they appear.

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

     1-- The ability to increase transmission, gathering, processing, and sales volumes can be subject to the impact of future weather conditions, including those that favor hydroelectric generation; price; drilling activity; and service competition, especially due to excess pipeline capacity into California.

     2-- Growth strategies through acquisitions and investments in joint ventures may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

     3-- Future profitability will be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

     4-- Cost control efforts may be effected by the timing of related work force reductions and might be further offset by unusual and unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation costs in excess of reserves.

     5-- Rates for certain services are related to natural gas prices such that variations in natural gas prices may result in corresponding variances in operating revenues.

     6-- Future operating results and success of business ventures in the United States, Mexico, and Latin America may be subject to the effects of, and changes in, United States and foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, and operating conditions.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 5.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Continuous Odd-Lot Stock Sales Program

          EPG has made available a Program, in which Odd-Lot Holders are offered a convenient method of disposing of all their shares without incurring the customary brokerage costs associated with the sale of an odd-lot. Only Odd-Lot Holders are eligible to participate in the Program. The Program is strictly voluntary, and no Odd-Lot Holder is obligated to sell pursuant to the Program. A brochure and related materials describing the Program were sent to Odd-Lot Holders in February 1994. The Program currently does not have a termination date, but EPG may suspend the Program at any time. Inquiries regarding the Program should be directed to The First National Bank of Boston.


     Dividend Reinvestment and Common Stock Purchase Plan

          EPG has made available a Plan, which provides all shareholders of record a convenient and economical means of increasing their holdings in EPG's common stock. A shareholder who owns shares of common stock in street name or broker name and who wishes to participate in the Plan will need to have his or her broker or nominee transfer the shares into the shareholder's name. The Plan is strictly voluntary, and no shareholder of record is obligated to participate in the Plan. A brochure and related materials describing the Plan were sent to shareholders of record in November 1994. The Plan currently does not have a termination date, but EPG may suspend the Plan at any time. Inquiries regarding the Plan should be directed to The First National Bank of Boston.

ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

         3(ii)   -   By-Laws of EPG, as amended April 1, 1996.
         10.D.1  -   Letter Agreement and revised Exhibits A and B to the Transportation Service Agreement, effective
                     January 1, 1996.
         10.V.1  -   First Amendment to Amended and Restated Limited Liability Company Agreement of Aguaytia Energy,
                     LLC, dated January 19, 1996, and Second Amendment to Amended and Restated Limited Liability Company
                     Agreement of Aguaytia Energy, LLC, dated March 12, 1996.
         10.AA   -   Omnibus Compensation Plan for Management Employees, Amended and Restated, effective as of April 12,
                     1996.
         11      -   Computation of Earnings Per Common Share
         27      -   Financial Data Schedule

B. Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EL PASO NATURAL GAS COMPANY
                                              (Registrant)



Date:  May     , 1996                    /s/  H. BRENT AUSTIN
                                      --------------------------------
                                              H. Brent Austin
                                        Executive Vice President and
                                           Chief Financial Officer



Date:  May     , 1996                  /s/  JEFFREY I. BEASON
                                      --------------------------------
                                            Jeffrey I. Beason
                                        Vice President, Controller,
                                               and Treasurer

                                 EXHIBIT INDEX



       EXHIBIT
        NUMBER                    DESCRIPTION
       --------                 -------------

        3(ii)   -  By-Laws of EPG, as amended April 1, 1996.
        10.D.1  -  Letter Agreement and revised Exhibits A and B to the
                   Transportation Service Agreement, effective January 1, 1996.
        10.V.1  -  First Amendment to Amended and Restated Limited Liability
                   Company Agreement of Aguaytia Energy, LLC, dated January 19,
                   1996, and Second Amendment to Amended and Restated
                   Limited Liability Company Agreement of Aguaytia Energy, LLC,
                   dated March 12, 1996.
        10.AA   -  Omnibus Compensation Plan for Management Employees, Amended
                   and Restated, effective as of April 12, 1996.
        11      -  Computation of Earnings Per Common Share
        27      -  Financial Data Schedule