Form 10-Q/A
period 1996-03-31
EL PASO NATURAL GAS CO
filed 1996-05-16
CIK 31986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA

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


                                      EL PASO NATURAL GAS COMPANY
                                              (Registrant)


Date:  May 15, 1996                      /s/  H. BRENT AUSTIN
                                      --------------------------------
                                              H. Brent Austin
                                        Executive Vice President and
                                           Chief Financial Officer


Date:  May 15, 1996                    /s/  JEFFREY I. BEASON
                                      --------------------------------
                                            Jeffrey I. Beason
                                        Vice President, Controller,
                                               and Treasurer