Form 10-Q
period 1996-06-30
EL PASO NATURAL GAS CO
filed 1996-08-14
CIK 31986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q

(MARK ONE)
   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-2700


                       --------------------------------
                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE
       (State or Other Jurisdiction                     74-0608280
    of Incorporation or Organization)      (I.R.S. Employer Identification No.)

         ONE PAUL KAYSER CENTER,
 100 NORTH STANTON STREET, EL PASO, TEXAS                 79901
 (Address of Principal Executive Offices)               (Zip Code)


     Registrant's Telephone Number, Including Area Code     (915) 541-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No
                                                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                         CLASS                        OUTSTANDING
                         -----                        -----------
          Common Stock, par value $3.00 per share,
                as of July 31, 1996                 36,046,018 shares



================================================================================

                                    GLOSSARY

The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:



    ABBREVIATIONS,
ACRONYMS, OR DEFINED TERMS                     TERMS
- --------------------------                     -----
ALJ ......................   Administrative Law Judge
Board ....................   Board of Directors of El Paso Natural Gas Company
CAAA .....................   Clean Air Act Amendments of 1990
CFE ......................   Comision Federal de Electricidad
Company ..................   El Paso Natural Gas Company, now doing business as
                             El Paso Energy Corporation, and its subsidiaries
Cornerstone ..............   Cornerstone Natural Gas, Inc., a wholly owned
                             subsidiary of El Paso Field Services Company
Court of Appeals .........   United States Court of Appeals for the District of
                             Columbia Circuit
Edison ...................   Southern California Edison Company
EPA ......................   United States Environmental Protection Agency
EPED SAM .................   EPED SAM Holdings Company, an indirect wholly owned
                             subsidiary of El Paso Energy International
EPEI......................   El Paso Energy International Company, a wholly
                             owned subsidiary of El Paso Natural Gas Company
EPEM .....................   El Paso Energy Marketing Company (formerly Eastex
                             Energy Inc.), a wholly owned subsidiary of El Paso
                             Natural Gas Company
EPFS .....................   El Paso Field Services Company, a wholly owned
                             subsidiary of El Paso Natural Gas Company
EPG ......................   El Paso Natural Gas Company, now doing business as
                             El Paso Energy Corporation, unless the context
                             otherwise requires
EPGM .....................   El Paso Gas Marketing, a wholly owned subsidiary of
                             El Paso Natural Gas Company
EPNC .....................   El Paso New Chaco Company, a wholly owned
                             subsidiary of El Paso Natural Gas Company
FERC .....................   Federal Energy Regulatory Commission
Mdth/d ...................   Thousand dekatherms per day
MPC ......................   Mojave Pipeline Company, an indirect wholly owned
                             subsidiary of El Paso Natural Gas Company
NGL ......................   Natural gas liquids
Odd-Lot Holders ..........   Shareholders of El Paso Natural Gas Company owning
                             beneficially fewer than 100 shares of El Paso
                             Natural Gas Company's common stock
PCB ......................   Polychlorinated biphenyl
Plan .....................   Dividend Reinvestment and Common Stock Purchase
                             Plan
Program ..................   Continuous Odd-Lot Stock Sales Program
PRP(s) ...................   Potentially Responsible Party(ies)
RI/FS ....................   Remedial Investigation/Feasibility Study
Sam II ...................   Compania Samalayuca II
SEC ......................   Securities and Exchange Commission
SFAS .....................   Statement of Financial Accounting Standards
Tenneco ..................   Tenneco Inc.
TransAmerican ............   TransAmerican Natural Gas Corporation
TransColorado ............   TransColorado Gas Transmission Company

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF  OPERATIONS
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                SECOND QUARTER                 SIX MONTHS
                                                          --------------------------    --------------------------
                                                             1996           1995           1996           1995
                                                          -----------    -----------    -----------    -----------
Operating revenues ....................................   $   587,284    $   185,150    $ 1,192,919    $   389,281
                                                          -----------    -----------    -----------    -----------

Operating charges
     Natural gas and liquids ..........................       419,997         30,629        854,194         73,854
     Operation and maintenance ........................        73,695         74,320        147,023        151,686
     Employee separation and asset impairment charge ..          --             --           99,053           --
     Depreciation, depletion, and amortization ........        20,967         17,444         42,582         34,249
     Taxes, other than income taxes ...................        11,002          9,900         21,393         20,422
                                                          -----------    -----------    -----------    -----------
                                                              525,661        132,293      1,164,245        280,211
                                                          -----------    -----------    -----------    -----------

Operating income ......................................        61,623         52,857         28,674        109,070
                                                          -----------    -----------    -----------    -----------

Other (income) and income deductions
     Interest and debt expense ........................        25,249         21,098         47,955         42,164
     Other - net ......................................        (3,733)        (1,430)        (1,509)        (2,808)
                                                          -----------    -----------    -----------    -----------
                                                               21,516         19,668         46,446         39,356
                                                          -----------    -----------    -----------    -----------

Income (loss) before income taxes .....................        40,107         33,189        (17,772)        69,714
Income taxes (benefit) ................................        15,682         12,989         (6,949)        27,544
                                                          -----------    -----------    -----------    -----------
Net income (loss) .....................................   $    24,425    $    20,200    $   (10,823)   $    42,170
                                                          ===========    ===========    ===========    ===========

Earnings (loss) per common share ......................   $      0.69    $      0.58    $     (0.31)   $      1.21
                                                          ===========    ===========    ===========    ===========

Average common shares outstanding .....................        35,476         34,798         35,264         34,976
                                                          ===========    ===========    ===========    ===========

Dividends declared per common share ...................   $    0.3475    $    0.3300    $    0.6950    $    0.6600
                                                          ===========    ===========    ===========    ===========

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNT)


                                     ASSETS

                                                                            JUNE 30,
                                                                              1996       DECEMBER 31,
                                                                           (UNAUDITED)       1995
                                                                          ------------   ------------
Current assets
   Cash and temporary investments .....................................   $     50,144   $     39,373
   Accounts and notes receivable, net .................................        366,823        214,796
   Inventories ........................................................         35,298         37,108
   Take-or-pay buy-outs, buy-downs, and prepayments, net ..............            891         10,477
   Deferred income tax benefit ........................................         20,526         22,631
   Other ..............................................................         21,298         44,207
                                                                          ------------   ------------
             Total current assets .....................................        494,980        368,592
                                                                          ------------   ------------

Property, plant, and equipment, net ...................................      1,989,134      1,977,624
Intangible assets, net ................................................        109,300         47,878
Investments in and advances to affiliates .............................         48,384           --
Other .................................................................        122,164        140,462
                                                                          ------------   ------------
                                                                             2,268,982      2,165,964
                                                                          ------------   ------------
            Total assets ..............................................   $  2,763,962   $  2,534,556
                                                                          ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ...................................................   $    426,100   $    275,674
   Short-term borrowings ..............................................        312,600        278,200
   Accrual for regulatory issues ......................................         70,785           --
   Current maturities on long-term debt ...............................        108,396          7,590
   Other ..............................................................        102,458         81,178
                                                                          ------------   ------------
           Total current liabilities ..................................      1,020,339        642,642
                                                                          ------------   ------------

Long-term debt, less current maturities ...............................        669,540        771,892
Deferred income taxes, less current portion ...........................        264,034        314,143
Deferred credits ......................................................         26,039         39,514
Other .................................................................         56,092         54,279
                                                                          ------------   ------------
                                                                             1,015,705      1,179,828
                                                                          ------------   ------------


Minority interest .....................................................         39,765           --

 Commitments and contingent liabilities (See Note 4)

 Stockholders' equity
   Common stock, par value $3 per share; authorized 100,000 shares;
     issued 37,368 and 37,351 shares ..................................        112,106        112,054
   Additional paid-in capital .........................................        461,592        454,713
   Retained earnings ..................................................        203,693        240,101
   Less:  Deferred employee compensation ..............................         35,684             69
          Treasury stock (at cost) 1,751 and 3,127 shares .............         53,554         94,713
                                                                          ------------   ------------
           Total stockholders' equity .................................        688,153        712,086
                                                                          ------------   ------------

           Total liabilities and stockholders' equity .................   $  2,763,962   $  2,534,556
                                                                          ============   ============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS
                                                                         ------------------------
                                                                            1996          1995
                                                                         ----------    ----------
Cash flows from operating activities
   Net income (loss) .................................................   $  (10,823)   $   42,170
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Depreciation, depletion, and amortization .......................       42,582        34,249
     Deferred income taxes (benefit) .................................      (24,435)       17,689
     Net take-or-pay recoveries ......................................        9,586        20,360
     Net employee separation and asset impairment charge
          ($99,053 less cash payments of $20,280) ....................       78,773          --
     Net (gain) loss on disposition of property ......................       (1,676)           23
     Other working capital changes
       Accounts and notes receivable .................................     (130,991)       37,911
       Inventories ...................................................        2,236          (109)
       Other current assets ..........................................       17,621        (5,009)
       Accrual for regulatory issues .................................       65,185          --
       Accounts payable ..............................................       75,215       (69,124)
       Other current liabilities .....................................       20,629        (5,211)
     Other ...........................................................       (3,584)        8,367
                                                                         ----------    ----------
         Net cash provided by operating activities ...................      140,318        81,316
                                                                         ----------    ----------

Cash flows from investing activities
   Capital expenditures ..............................................      (45,541)      (51,738)
   Net proceeds from disposal of property ............................        4,281         2,184
   Investments in and advances to affiliates .........................      (48,384)         --
   Net cash flow impact of Cornerstone acquisition ...................      (98,961)         --
   Other .............................................................       14,023        (3,693)
                                                                         ----------    ----------
         Net cash used in investing activities .......................     (174,582)      (53,247)
                                                                         ----------    ----------

Cash flows from financing activities
   Net commercial paper borrowings (repayments) ......................      (65,600)       37,400
   Revolving credit borrowings .......................................      263,000          --
   Revolving credit repayments .......................................     (163,000)         --
   Long-term debt retirements ........................................      (16,008)       (3,667)
   Repayment of volumetric take-or-pay receivable ....................         --         (19,700)
   Acquisition of treasury stock .....................................         --         (37,313)
   Dividends paid ....................................................      (23,550)      (22,424)
   Contribution from minority interest ...............................       39,765          --
   Other .............................................................       10,428         3,835
                                                                         ----------    ----------
         Net cash provided by (used in) financing activities .........       45,035       (41,869)
                                                                         ----------    ----------

Increase (decrease) in cash and temporary investments ................       10,771       (13,800)
Cash and temporary investments
         Beginning of period .........................................       39,373        27,636
                                                                         ----------    ----------
         End of period ...............................................   $   50,144    $   13,836
                                                                         ==========    ==========

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

     The 1995 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. In addition, investments in affiliates over which the Company has influence but not a controlling interest are accounted for under the equity method. The condensed consolidated financial statements at June 30, 1996, and for the six months and quarters ended June 30, 1996, and 1995, are unaudited. The condensed balance sheet at December 31, 1995, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no material effect on reported net income or stockholders' equity.


2.  ACQUISITIONS

     In June 1996, the Company and Tenneco entered into a definitive merger agreement which provides for the acquisition of Tenneco Energy by the Company. Tenneco Energy consists of all of the pipeline and energy assets of Tenneco. Tenneco Energy is engaged in the interstate and intrastate transportation and marketing of natural gas, as well as the development of, and participation in, international pipeline, power, and energy related projects. Pursuant to the agreement, the Company will assume $2.4 billion of Tenneco debt, issue equity securities valued at $750 million to Tenneco's existing common and preferred shareholders, assume $250 million of new Tenneco preferred stock to be issued prior to closing, and assume approximately $600 million of other liabilities. The merger is conditioned upon several events including the receipt of favorable tax rulings, completion of a debt realignment plan by Tenneco, certain government approvals, and approval by Tenneco shareholders. It is expected that these conditions will be satisfied by the end of 1996. The merger agreement has been approved by the Company's and Tenneco's boards of directors. The acquisition will be accounted for as a purchase with a total purchase price of approximately $4 billion.

     Effective June 1996, the Company acquired Cornerstone. The purchase price of approximately $94 million, exclusive of acquisition costs, was financed through internally generated funds and short-term borrowings. Acquisition costs of approximately $5 million have been capitalized. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed, resulting in goodwill of approximately $59 million which will be amortized over 40 years using the straight-line method. The acquisition has been accounted for as a purchase utilizing the "push down" method of accounting. Cornerstone's operating results for June 1996 are included in the Company's consolidated results of operations.

     Effective September 1995, the Company acquired Eastex Energy Inc., and in December 1995, the Company acquired all of the issued and outstanding capital stock of Premier Gas Company. Effective July 1996, the name Eastex Energy Inc. was changed to, and its subsidiaries were merged into, EPEM. The operating results of EPEM for the quarter and six months ended June 30, 1996, are included in the Company's consolidated results of operations.

                          EL PASO NATURAL GAS COMPANY

3.  EMPLOYEE SEPARATION AND ASSET IMPAIRMENT CHARGE

     In response to changes in the natural gas industry, increased competition, and recent and future firm capacity contract step-downs and terminations, the Company initiated an extensive review of its business processes. In the first quarter of 1996, the Company adopted a program to restructure its business activities into three business segments: (i) natural gas transmission, (ii) field and merchant services, and (iii) corporate and other. For a further discussion of the business segments, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Operating Environment. Also during the first quarter of 1996, the Company adopted a program to reduce operating costs through work force reductions and improved work processes and adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million ($47 million for employee separation costs and $52 million for asset impairments).

     The employee separation charge included approximately $26 million for expected severance related costs and $21 million for additional pension benefits. As of June 30, 1996, payments of approximately $20 million had been recorded as a reduction of the provision for employee separation. The Company anticipates that the remaining provision for employee separation will be expended by the end of 1996.

     In accordance with SFAS No. 121, the Company determined the fair value of certain assets based on discounted future cash flows. The resultant non-cash charge for asset impairments included approximately $44 million for the impairment of certain natural gas gathering, processing, and production facilities and $8 million for the write-off of a regulatory asset established upon the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits, but not recoverable through the Company's rate settlement filed with FERC in March 1996.


4.  COMMITMENTS AND CONTINGENCIES

Rates and Regulatory Matters

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate filing and issues surrounding certain contract reductions and expirations scheduled to occur from January 1, 1996, through December 31, 1997. The settlement provides for, among other things: (i) a long term rate stability plan which establishes base rates for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments within 8 years to EPG by its customers totaling $255 million (prior to interest) representing recovery of approximately 35 percent of the revenues (for the period 1996 to 2003) associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues, in excess of a threshold, which are attributable to unsubscribed capacity sales during the period 1996 through 2003; and (iv) a mechanism to adjust the base rate for increases or decreases resulting from laws or regulations to the extent that costs are impacted at a level

                          EL PASO NATURAL GAS COMPANY
in excess of $10 million a year. The settlement contains a provision which permits any party desiring not to be bound by the settlement to have its rates determined pursuant to procedures established by FERC.

     In March 1996, Edison, a firm shipper on EPG's system, filed its own offer of settlement. While Edison's offer is similar in many respects to EPG's, it contains provisions that EPG believes would be adverse to its interests if Edison's offer was approved and EPG's offer was rejected. The ALJ has established procedures to determine what discovery will be allowed in connection with comments on the two offers of settlement to be filed by the parties and in the meantime has suspended the schedule for filing comments. It is EPG's position that discovery is inappropriate because, among other things, a provision in EPG's offer of settlement affords Edison the opportunity to have its rates determined separately. The ALJ will determine whether to certify EPG's settlement to FERC and will make a similar determination concerning the Edison offer. Even though the comment schedule has been suspended, comments supporting EPG's settlement have been filed by FERC staff, the regulatory agencies of California, Arizona, and Nevada, the state of New Mexico, and customers representing 95 percent of the firm throughput on EPG's mainline transmission system. Comments opposing Edison's offer have been filed by EPG, FERC staff, and the customer coalition supporting EPG's settlement.

     Beginning in April 1992, FERC issued Orders No. 636 and 636-A, commonly known as the restructuring rules. These rules mandated significant changes to the structure of the services provided by interstate natural gas pipelines and were intended principally to assure "comparability" between pipeline and non-pipeline gas merchants, to provide a mechanism for the allocation of pipeline capacity, and to eliminate competitive distortions arising from rate design differences between U. S. and Canadian pipelines. In July 1996, the Court of Appeals issued its opinion on petitions for review of FERC's Order No.
636. The opinion upheld the "broad contours" and most "specifics" of Order No. 636, remanding only certain aspects to FERC for further explanation. Management does not expect the opinion to have a significant impact on the Company's financial condition or results of operations.

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

     In addition, certain of EPG's customers sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996 to investigate the issues. A FERC decision is expected in late 1996 or early 1997.

                          EL PASO NATURAL GAS COMPANY

     In compliance with FERC's restructuring rules, MPC filed a service and rate design restructuring plan in November 1992 which was approved by FERC in July 1993. Several of MPC's customers have filed petitions with the Court of Appeals for review of the March 1993 order and certain other FERC orders. The primary issues on appeal pertain to FERC's requirement that MPC's rates for firm transportation service be based upon straight fixed variable rate design rather than modified fixed variable rate design. Although the Court of Appeals opinion on Order No. 636, as discussed above, generally upheld FERC's requirement that pipelines use straight fixed variable rates, the petitioners in the appeal of MPC's Order No. 636 restructuring proceeding, which is still pending, have argued that straight fixed variable rates are inappropriate in light of MPC's underlying certificate and contractual provisions relating to transportation rates.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement were the subject of a hearing before FERC in April 1996. A ruling by the assigned ALJ is expected in late 1996.

     The Company is accruing a provision for revenues collected subject to refund, and the balance of this provision at June 30, 1996, was approximately $71 million. Management believes the amount being reserved will be sufficient to cover any anticipated refunds.

Environmental Matters

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of June 30, 1996, the Company had a reserve of approximately $40 million for the following environmental contingencies: (i) PCB remediation costs estimated to be $3 million over the next 4 years and (ii) remediation of groundwater and soil contamination costs estimated to range between $33 million and $46 million over a 30-year period. Management believes the amount reserved as of June 30, 1996, is sufficient to cover these and other small environmental assessments and remediation activities.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State of Tennessee and EPA are investigating the nature and extent of contamination. Since the investigation is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     The Company initially estimated the CAAA would require modification of exhaust stacks at numerous locations. Based upon the latest analysis of CAAA regulations and developments, the Company believes the modifications will not be required, and the impact to the Company will be limited to the following:
(i) installation of emissions control equipment, (ii) the requirement to obtain permits for air emissions of existing facilities, and (iii) compliance assurance monitoring of emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million will be spent from 1997 through 2005. When finalized, EPA's proposed compliance assurance monitoring rules could potentially impose greater costs on the Company.

                          EL PASO NATURAL GAS COMPANY

Guarantees

     EPNC entered into an operating lease agreement for a NGL extraction plant being constructed in the San Juan Basin. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed. EPG has unconditionally guaranteed all obligations of EPNC under the lease.

     EPG has also unconditionally guaranteed all obligations of EPED SAM, which are not expected to exceed $51 million, in connection with its share of the financing for the Samalayuca II Power Plant project. For a further discussion, see Note 11. In addition, EPG has unconditionally guaranteed the obligations of certain subsidiaries, which are not expected to exceed $16 million, in connection with the TransColorado Pipeline Phase I project and the Coyote Gulch Treating and Compression Facility project. For a further discussion of these two projects, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Project Investments.


Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et. al., alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial condition.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a materially adverse effect on the Company's financial condition.


5.  FINANCING TRANSACTIONS

     In January 1996, the Board authorized an increase in the Company's short-term borrowing limits from $400 million to $500 million. In May 1996, EPG established with a group of banks a revolving credit facility of $400 million that expires May 2001 and a 364 day renewable $100 million revolving credit facility with an initial expiration of May 1997. These facilities replaced EPG's previous revolving credit facility of $400 million and were established primarily to provide a liquidity facility for the Company's commercial paper program. Revolving credit facility borrowings as of June 30, 1996, and December 31, 1995, were approximately $175 million and $75 million, respectively. As of June 30, 1996, and December 31, 1995, approximately $138 million and $203 million, respectively, of commercial paper was outstanding. In addition, as of June 30, 1996, and December 31, 1995, there were no borrowings outstanding under EPG's $30 million line of credit facility established in October 1994.

     In June 1996, EPG retired Cornerstone long-term debt in the amount of $16 million. In January 1997, EPG's 6.90 percent notes for $100 million will mature.

                          EL PASO NATURAL GAS COMPANY

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions and Company needs. On March 10, 1995, the registration statement was declared effective by the SEC. As of June 30, 1996, EPG had not issued any securities pursuant to the shelf registration statement.


6.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1996, and December 31, 1995, consisted of the following:


                                                        1996         1995
                                                     ----------   ----------
                                                         (IN THOUSANDS)
Property, plant, and equipment, at cost ..........   $3,123,464   $3,042,516
Less accumulated depreciation and depletion ......    1,225,218    1,158,486
                                                     ----------   ----------
                                                      1,898,246    1,884,030
Additional acquisition cost assigned to utility
  plant, net of accumulated amortization .........       90,888       93,594
                                                     ----------   ----------
  Total property, plant, and equipment, net ......   $1,989,134   $1,977,624
                                                     ==========   ==========

7.  INTANGIBLE ASSETS

     Intangible assets at June 30, 1996, and December 31, 1995, consisted of the following:


                                                       1996          1995
                                                     --------      --------
                                                          (IN THOUSANDS)
Goodwill .........................................   $104,633      $ 42,261
Other intangibles ................................     15,004        14,890
                                                     --------      --------
                                                      119,637        57,151
Less accumulated amortization ....................     10,337         9,273
                                                     --------      --------
  Total intangible assets, net ...................   $109,300      $ 47,878
                                                     ========      ========

8. INVENTORIES

     Inventories at June 30, 1996, and December 31, 1995, consisted of the following:


                                                       1996          1995
                                                     --------      --------
                                                         (IN THOUSANDS)
Materials and supplies ...........................   $ 29,921      $ 30,354
Gas in storage ...................................      5,377         6,754
                                                     --------      --------
                                                     $ 35,298      $ 37,108
                                                     ========      ========

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

                          EL PASO NATURAL GAS COMPANY

9. DEFERRED EMPLOYEE COMPENSATION

     The Company maintains restricted stock plans whereby awards, expressed as shares of common stock of the Company, are issued to certain key salaried employees. Employees earn a given percent of these shares as the Company meets specific performance targets over a specific time period and vest in the earned shares if certain service requirements are met. The Company has reserved approximately 7 million shares of common stock in connection with the restricted stock plans, and a total of 1.2 million shares have been issued as of June 30, 1996. These shares carry voting and dividend rights; however, sale or transfer of the shares is restricted in accordance with the vesting procedures. Shares issued under the plans are recorded at their fair market value with a corresponding charge to stockholders' equity as of June 30, 1996, and December 31, 1995.

     The total award is amortized as compensation expense on a straight-line basis based on the number of shares earned under the vesting provisions. Compensation expense totaled $0.9 million and $1.8 million for the quarter and six months ended June 30, 1996, respectively, and $0.1 million and $0.2 million for the quarter and six months ended June 30, 1995, respectively.


10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES



                                                          SIX MONTHS
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
                                                       (IN THOUSANDS)
Net cash payments
  Interest .......................................   $ 36,426   $ 39,420
  Income taxes ...................................     10,132      9,314

                          EL PASO NATURAL GAS COMPANY

11. INVESTMENTS

     EPED SAM formed a limited liability company with members of the consortium building the Samalayuca II Power Plant, in which the Company has an economic interest of approximately 30 percent. The limited liability company obtained a $66 million loan, of which aproximately $40 million was used to purchase 99 percent of the Class B, non-voting, units of certain indirect subsidiaries of the Company. The $40 million is reflected as a minority interest in the indirect subsidiaries.

     In May 1996, these indirect subsidiaries advanced $27 million to an affiliated partnership and acquired an interest in Sam II for approximately $13 million. These amounts are reflected in Investments in and Advances to Affiliates. These funds are being used to finance initial construction of the power plant. Construction of the plant began in June 1996 and is expected to take 35 months. The plant cost is estimated to be $660 million. The consortium has received non-recourse senior debt construction financing of up to 80 percent of the capital requirements from a syndicate of commercial banks, the Inter-American Development Bank and the United States Export-Import Bank. Construction phase loans are convertible to term loans which are repayable over ten years beginning with the commencement of lease payments from CFE. After its completion, the plant will be operated by CFE under a 20-year lease. Ownership will be transferred to CFE after termination of the 20-year lease.

     The Company is a member of the consortium building the $250 million Aguaytia Energy Project, in which it has an economic interest of approximately 25 percent. The Company's total equity investment is estimated to be $40 million. In May 1996, the Company made an initial equity investment of approximately $8 million. The remainder of its equity investment will be funded during the construction period, which is approximately two years. The consortium will sell electricity, propane, and natural gas to meet the growing demand for energy in Peru. The project will be funded 60 percent with equity. The consortium has received non-recourse debt financing for the project which is repayable over 10 years following the completion of construction. In December 1995, the project received approval from the Overseas Private Investment Corporation for political risk insurance coverage, to the extent available. The project reached financial close in July 1996. Construction is expected to begin in the second half of 1996, and operations are expected to commence in 1998.


12. RECENT PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 covers transactions that include: securitizations, sales of partial interests in financial assets, repurchase agreements, securities lending, pledges of collateral, loan syndications and participations, sales of receivables with recourse, servicing of mortgages and other loans, and in-substance defeasances. SFAS No. 125 uses a "financial components" approach for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. SFAS No. 125 becomes effective at the beginning of 1997. The Company is evaluating the implications of SFAS No. 125.

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


OPERATING ENVIRONMENT

     In recognition of changes in the natural gas industry and the manner in which the Company manages its businesses, and in order to facilitate a more detailed understanding of the various activities in which it engages, the Company began doing business under the name El Paso Energy Corporation (effective April 22, 1996) and has segregated its business activities into three business segments: (i) natural gas transmission, (ii) field and merchant services, and (iii) corporate and other. The natural gas transmission segment is involved in the interstate transportation of natural gas. The field and merchant services segment is involved in the purchasing, gathering, processing, marketing, and trading of natural gas, NGL, and power, as well as the storage of natural gas. The corporate and other segment includes the Company's miscellaneous subsidiaries.


   Natural Gas Transmission

     EPG owns and operates one of the nation's largest mainline natural gas transmission systems, connecting natural gas supply regions in New Mexico, Texas, Oklahoma, and Colorado to markets in California, Nevada, Arizona, New Mexico, Texas, and northern Mexico. EPG's natural gas transmission system consists of approximately 10,000 miles of pipeline and is connected to one of the most prolific supply basins in the nation, the San Juan Basin of northern New Mexico and southern Colorado. MPC serves the enhanced oil recovery operations and associated cogeneration projects in the heavy oil fields in central California. EPG's and MPC's pipeline facilities, services, and rates are regulated by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The Company also has a one-third interest in TransColorado. For a further discussion, see TransColorado Pipeline Project of this section.


   Field and Merchant Services

     EPFS provides field services including gathering, products extraction, dehydration, purification, and compression. EPFS has approximately 7,200 miles of gathering lines and 64,000 horsepower of compression in its gathering operations located in the San Juan, Anadarko, and Permian Basins. Effective June 1996, the Company acquired Cornerstone. Cornerstone's assets consist of approximately 700 miles of gathering and transportation systems and seven natural gas processing and treating facilities principally located in East Texas and Louisiana. Additionally, Cornerstone markets natural gas and NGL. For a further discussion of the acquisition, see Part I, Financial Information,
Note 2. EPEM purchases, markets, and trades natural gas, NGL, power, and other energy commodities and provides risk management activities associated with those commodities. EPEM transports gas supplies for customers on 45 pipelines serving 37 states in the U. S. and Canada and markets over 3,700 Mdth/d. EPGM conducts all of EPG's gas marketing business.


   Corporate and Other

     Corporate and other includes EPEI and other corporate activities. The Company conducts its international activities through EPEI.

RESULTS OF OPERATIONS

Operating Income (Loss) by Business Segment  (1)


                                       SECOND QUARTER                SIX MONTHS
                                  ------------------------    ------------------------
                                     1996          1995          1996          1995
                                  ----------    ----------    ----------    ----------
                                        (IN THOUSANDS)            (IN THOUSANDS)
Natural gas transmission ......   $   49,639    $   50,265    $   97,149    $  104,939
Field and merchant services ...       13,721         2,926        31,664         4,964
Corporate and other ...........       (1,737)         (334)     (100,139)         (833)
                                  ----------    ----------    ----------    ----------
  Consolidated ................   $   61,623    $   52,857    $   28,674    $  109,070
                                  ==========    ==========    ==========    ==========

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

Natural Gas Transmission Financial Results


                                    SECOND QUARTER           SIX MONTHS
                                  -------------------   -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                     (IN THOUSANDS)        (IN THOUSANDS)
Reservation revenue ...........   $113,097   $125,789   $231,455   $251,332
Transportation revenue ........      6,159      3,100     11,245      7,230
Other revenue .................      6,486      7,147     11,618     18,008
                                  --------   --------   --------   --------
  Total operating revenues ....    125,742    136,036    254,318    276,570
                                  --------   --------   --------   --------
Operation and maintenance .....     51,686     59,532    106,298    121,347
Depreciation and amortization .     14,794     12,968     29,550     25,355
Other operating expenses ......      9,623     13,271     21,321     24,929
                                  --------   --------   --------   --------
  Total operating expenses ....     76,103     85,771    157,169    171,631
                                  --------   --------   --------   --------
Operating income ..............   $ 49,639   $ 50,265   $ 97,149   $104,939
                                  ========   ========   ========   ========

Second Quarter 1996 Compared to Second Quarter 1995

     Operating revenues for the quarter ended June 30, 1996, were $10 million lower than for the same period of 1995. The decrease was primarily due to an accrual for revenues being collected that are subject to refund and the impact of a January 1996 transportation contract reduction. This decrease in operating revenues was partially offset by new system rates that became effective January 1, 1996.

     Operating expenses for the quarter ended June 30, 1996, were $10 million lower than for the same period of 1995 primarily due to lower operation and maintenance expense resulting from lower headcount. This decrease was partially offset by higher depreciation, depletion, and amortization expense.

     Mainline throughput for the quarter ended June 30, 1996, averaged 3,876 Mdth/d compared to 3,853 Mdth/d for the same period of 1995. This increase was primarily due to higher off-system deliveries, partially offset by lower deliveries to California due to increased availability of hydroelectric power from the Pacific Northwest.

Six Months Ended 1996 Compared to Six Months Ended 1995

     Operating revenues for the six months ended June 30, 1996, were $22 million lower than for the same period of 1995. The decrease was primarily due to an accrual for revenues being collected that are subject to refund, the impact of a January 1996 transportation contract reduction, and a decrease in return on take-or-pay receivables. The decrease in operating revenues was partially offset by new system rates that became effective January 1, 1996.

     Operating expenses for the six months ended June 30, 1996, were $14 million lower than for the same period of 1995. The decrease was primarily due to lower operation and maintenance expense resulting from lower headcount and an adjustment to the take-or-pay undercollections accrual. These decreases were partially offset by higher depreciation, depletion, and amortization expense.

     Mainline throughput for the six months ended June 30, 1996, averaged 3,853 Mdth/d compared to 3,834 Mdth/d for the same period of 1995. This increase was primarily due to higher off-system deliveries, partially offset by lower deliveries to California due to increased availability of hydroelectric power from the Pacific Northwest and milder winter temperatures.


Field and Merchant Services Financial Results


                                                  SECOND QUARTER           SIX MONTHS
                                                -------------------   -------------------
                                                  1996       1995       1996       1995
                                                --------   --------   --------   --------
                                                   (IN THOUSANDS)         (IN THOUSANDS)
Gathering and treating revenue ..............   $ 16,250   $ 13,252   $ 33,940   $ 28,921
Products extraction revenue .................      3,391      2,217      8,157      4,340
Merchant services revenue ...................    428,161     28,027    879,621     66,914
Other revenue ...............................     14,081      6,237     17,369     13,632
                                                --------   --------   --------   --------
  Total operating revenues ..................    461,883     49,733    939,087    113,807
                                                --------   --------   --------   --------
Operation and maintenance ...................     20,275     14,764     39,646     30,172
Gas purchases ...............................    409,160     26,200    832,422     66,581
Depreciation, depletion, and amortization ...      6,173      4,488     13,032      8,894
Other operating expenses ....................     12,554      1,355     22,323      3,196
                                                --------   --------   --------   --------
  Total operating expenses ..................    448,162     46,807    907,423    108,843
                                                --------   --------   --------   --------
Operating income ............................   $ 13,721   $  2,926   $ 31,664   $  4,964
                                                ========   ========   ========   ========

Second Quarter 1996 Compared to Second Quarter 1995

     Operating revenues for the quarter ended June 30, 1996, were $412 million higher than for the same period of 1995. The increase was due primarily to the acquisition of EPEM and Cornerstone, an increase in liquid revenues due to the new cryogenic extraction plant becoming operational, and an increase in natural gas gathered volumes. The increase in operating revenues was partially offset by the elimination of certain gathering revenues previously collected in mainline rates prior to January 1, 1996.

     Operating expenses for the quarter ended June 30, 1996, were $401 million higher than for the same period of 1995. The increase was due to the acquisition of EPEM and Cornerstone.

     Natural gas marketed for the quarter ended June 30, 1996, averaged 3,725 Mdth/d compared to 234 Mdth/d for the same period of 1995. This increase was primarily due to the acquisition of EPEM and Cornerstone. Natural gas gathered for the quarter ended June 30, 1996, averaged 1,545 Mdth/d compared to 1,283 Mdth/d for the same period of 1995. This increase was largely due to the acquisition of gathering and processing facilities, pressure reduction projects, and the removal of mainline capacity constraints. NGL marketed for the quarter ended June 30, 1996, increased to 50 million gallons primarily due to the new cryogenic extraction plant becoming operational.

   Six Months Ended 1996 Compared to Six Months Ended 1995

     Operating revenues for the six months ended June 30, 1996, were $825 million higher than for the same period of 1995. The increase was due to the acquisition of EPEM and Cornerstone, an increase in liquid revenues due to the new cryogenic extraction plant becoming operational, and an increase in natural gas gathered volumes. The increase in operating revenues was partially offset by the elimination of certain gathering revenues previously collected in mainline rates prior to January 1, 1996.

     Operating expenses for the six months ended June 30, 1996, were $799 million higher than for the same period of 1995. The increase was due to the acquisition of EPEM and Cornerstone.

     Natural gas marketed for the six months ended June 30, 1996, averaged 3,712 Mdth/d compared to 267 Mdth/d for the same period of 1995. This increase was primarily due to the acquisition of EPEM and Cornerstone. Natural gas gathered for the six months ended June 30, 1996, averaged 1,537 Mdth/d compared to 1,303 Mdth/d for the same period of 1995. This increase was largely due to the acquisition of gathering and processing facilities, pressure reduction projects, and the removal of mainline capacity constraints. NGL marketed for the six months ended June 30, 1996, increased to 50 million gallons primarily due to the new cryogenic extraction plant becoming operational.


   Corporate and Other Financial Results

     The operating loss for the six months ended June 30, 1996, reflects a one time special charge of $99 million for the employee separation and asset impairment recorded in March 1996. For a further discussion of the special charge, see Part I, Financial Information, Note 3.


   Non-Operating Income and Expense

   Second Quarter 1996 Compared to Second Quarter 1995

     Interest and debt expense for the quarter ended June 30, 1996, was $4 million higher than for the same period of 1995 due primarily to interest accruals for a provision for revenues collected subject to refund.

     Other-net for the quarter ended June 30, 1996, was $2 million higher than for the same period of 1995 due primarily to a 1996 gain recorded on the disposition of property.


   Six Months Ended 1996 Compared to Six Months Ended 1995

     Interest and debt expense for the six months ended June 30, 1996, was $6 million higher than for the same period of 1995 due primarily to higher interest on short-term debt and interest accruals for a provision for revenues collected subject to refund.

     Other-net for the six months ended June 30, 1996, was $1 million lower than for the same period of 1995 due primarily to a charge for losses on donations which is partially offset by a gain on the disposition of property.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

     Net cash provided by operating activities was $140 million for the six months ended June 30, 1996, compared with $81 million for the same period of 1995. The increase from the previous year was primarily due to the collection of revenues subject to refund and the Amoco Production Company litigation payment made in the first quarter of 1995. These increases were partially offset by higher severance payments, lower take-or-pay collections, and timing differences in other working capital accounts.

Acquisitions

     In June 1996, the Company and Tenneco entered into a definitive merger agreement which provides for the acquisition of Tenneco Energy by the Company. Effective June 1996, the Company acquired Cornerstone. For a further discussion of the Tenneco Energy and Cornerstone acquisitions, see Part I, Financial Information, Note 2.

     Effective September 1995, the Company acquired Eastex Energy Inc., and in December 1995, the Company acquired all of the issued and outstanding capital stock of Premier Gas Company. Effective July 1996, the name Eastex Energy Inc. was changed to, and its subsidiaries were merged into, EPEM. The operating results of EPEM for the quarter and six months ended June 30, 1996, are included in the Company's consolidated results of operations.

Employee Separation and Asset Impairment Charge

     In response to changes in the natural gas industry, increased competition, and recent and future firm capacity contract step-downs and terminations, the Company initiated an extensive review of its business processes. In the first quarter of 1996, the Company adopted a program to restructure its business activities into three business segments and reduce operating costs through work force reductions and improved work processes. Also during the first quarter of 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million. For a further discussion, see Part I, Financial Information, Note 3.


Rates and Regulatory Matters

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate filing and issues surrounding certain contract reductions and expirations which are scheduled to occur from January 1, 1996, through December 31, 1997. For a further discussion of the March 1996 offer of settlement, see Part I, Financial Information, Note 4.

     In July 1996, the Court of Appeals issued its opinion on petitions for review of FERC's Order No. 636. For a further discussion of the July 1996 opinion, see Part I, Financial Information, Note 4.

     Since 1987, EPG has made buy-out and buy-down payments and recoupable prepayments to resolve past and future take-or-pay exposure, to terminate and reform gas purchase contracts, to amend pricing and take provisions of gas purchase contracts, and to settle related litigation. EPG collected its buy-out and buy-down costs under FERC cost recovery procedures. For a further discussion of EPG's take-or-pay matters, see Part I, Financial Information,
Note 4.

     MPC filed a service and rate design restructuring plan in November 1992 which was approved by FERC in July 1993. In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. For a further discussion of MPC's rates and regulatory matters, see Part I, Financial Information, Note 4.


Legal Proceedings

     See Part I, Financial Information, Note 4.

Environmental Matters

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of June 30, 1996, the Company had a reserve of approximately $40 million for the following environmental contingencies: (i) PCB remediation costs estimated to be $3 million over the next 4 years and (ii) remediation of groundwater and soil contamination costs estimated to range between $33 million and $46 million over a 30-year period. Management believes the amount reserved as of June 30, 1996, is sufficient to cover these and other small environmental assessments and remediation activities.

     The State of Tennessee has asserted a claim that EPG is a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The State of Tennessee and EPA are investigating the nature and extent of contamination. Since the investigation is in the initial stages, EPG is unable to estimate its potential share of any remediation costs.

     The Company initially estimated the CAAA would require modification of exhaust stacks at numerous locations. Based upon the latest analysis of CAAA regulations and developments, the Company believes the modifications will not be required, and the impact to the Company will be limited to the following:
(i) installation of emissions control equipment, (ii) the requirement to obtain permits for air emissions of existing facilities and (iii) compliance assurance monitoring of emissions. The Company anticipates capitalizing the equipment costs associated with complying with CAAA and estimates that approximately $5 million will be spent from 1997 through 2005. When finalized, EPA's proposed compliance assurance monitoring rules could potentially impose greater costs on the Company.


Financing Facilities

     In January 1996, the Board authorized an increase in the Company's short-term borrowing limits from $400 million to $500 million. In May 1996, EPG established with a group of banks a revolving credit facility of $400 million that expires May 2001 and a 364 day renewable $100 million revolving credit facility with an initial expiration of May 1997. These facilities replaced EPG's previous revolving credit facility of $400 million and were established primarily to provide a liquidity facility for the Company's commercial paper program. Revolving credit facility borrowings as of June 30, 1996, and December 31, 1995, were approximately $175 million and $75 million, respectively. As of June 30, 1996, and December 31, 1995, approximately $138 million and $203 million, respectively, of commercial paper was outstanding. In addition, as of June 30, 1996, and December 31, 1995, there were no borrowings outstanding under EPG's $30 million line of credit facility established in October 1994.

     In June 1996, EPG retired Cornerstone long-term debt in the amount of $16 million. In January 1997, EPG's 6.90 percent notes for $100 million will mature.

     EPG filed a shelf registration statement in August 1994, pursuant to which EPG may offer up to $400 million of unsecured debt securities, preferred stock, and common stock from time to time as determined by market conditions and Company needs. On March 10, 1995, the registration statement was declared effective by the SEC. As of June 30, 1996, EPG had not issued any securities pursuant to the shelf registration statement.

Common Stock and Other Stockholders' Equity

The following table reflects quarterly dividends declared and paid on EPG's common stock:


                   AMOUNT PER
DECLARATION DATE  COMMON SHARE   PAYMENT DATE    TOTAL AMOUNT
- ----------------  ------------  --------------  --------------
                                                (IN THOUSANDS)
January 19,1996     $0.3475      April 1, 1996      $12,258
April 12, 1996      $0.3475      July 1, 1996       $12,278

     On July 12, 1996, the Board declared a quarterly dividend of $0.3475 per share on EPG's common stock, payable on October 7, 1996, to shareholders of record on September 13, 1996.

     The Company maintains restricted stock plans whereby awards, expressed as shares of common stock of the Company, are issued to certain key salaried employees. For additional information, see Part I, Financial Information, Note 9.

     In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. This authorization was in addition to a 2 million share authorization received in October 1992. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG stock option compensation plans and for other corporate purposes. Pursuant to the foregoing authorizations, the Company has purchased 4.7 million shares, cumulatively, as of June 30, 1996.


Project Investments

     International Projects

     The Company is a member of a consortium that is building the $660 million Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico For additional information, see Part I, Financial Information, Note 4 and 11. In addition, the Company is a member of a consortium that is developing a $250 million integrated gas and power project near Pucallpa, in central Peru, called the Aguaytia Energy Project. For additional information see Part I, Financial Information, Note 11.


     TransColorado Pipeline Project

     In the third quarter of 1995, the Company purchased a one-third interest in TransColorado from Public Service Company of Colorado for approximately $4 million. TransColorado, which received FERC authorization in November 1994, is a 311 mile pipeline project that is expected to provide an alternative outlet for natural gas produced in the northern San Juan Basin and the Rocky Mountain region. The Company paid approximately $2 million in cash. The balance of approximately $2 million is due upon commencement of the pipeline project. KN Energy, Inc. and Questar Pipeline Company also each own a one-third interest in TransColorado.

     In April 1996, TransColorado filed with FERC for an application for an amendment to the existing FERC authorization in order to phase the construction of the pipeline system. Phase I will consist of 22.5 miles of pipeline beginning at the outlet of the Coyote Gulch Treating and Compression Facility in La Plata County, Colorado and extending to Blanco, New Mexico. TransColorado anticipates FERC approval of the amended authorization by the fourth quarter of 1996. The Phase I facilities are expected to be in service during the fourth quarter of 1996. The plant cost is estimated to be $15 million, of which the Company's share is estimated to be approximately $8 million since Questar Pipeline Company has elected not to participate in the Phase I facilities at this time. Phase II will consist of the remainder of the project up to northwest Colorado.

     Coyote Gulch Treating and Compression Facility

     The Company and KN Gas Gathering, Inc. have entered into an agreement to construct, own, and operate Coyote Gulch Treating and Compression Facility, a 110 Mdth/d facility in La Plata County, Colorado. Construction of the facility began in May 1996 and is expected to be completed by December 31, 1996. The plant cost is estimated to be $16 million, of which the Company's share is estimated to be approximately $8 million. Upon completion, the facility will receive and treat gas for Red Cedar Gathering Company.


Capital Expenditures

     The Company's consolidated planned capital expenditures for 1996 of $125 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures, exclusive of acquisitions, for the six months ended June 30, 1996, were $45 million compared to $52 million for the same period of 1995. Data for the six months ended June 30, 1995, has been restated in order to provide a discussion of capital expenditures by business segment.

     Natural Gas Transmission

     The segment's planned capital expenditures for 1996 of $60 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the six months ended June 30, 1996, were $11 million, compared to $34 million for the same period of 1995. Capital expenditures were lower during the first six months of 1996 primarily due to lower maintenance capital requirements in 1996 and a system expansion in the San Juan Basin completed in 1995.

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

     In March 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant. The proposed expansion, as filed, would provide an additional 309 Mdth/d of capacity at a cost of approximately $57 million. In November 1993, FERC issued an order that approved the proposed border crossing facility south of Clint, Texas that would connect EPG's facilities with facilities in Mexico. In December 1993, Pacific Gas & Electric Company, Southern California Gas Company, and the California Public Utilities Commission jointly filed a motion with FERC seeking clarification or rehearing of the November 1993 order, which motion is currently pending. FERC has required EPG to provide a status of the negotiations for long-term contracts or binding precedent agreements in validation of the market for the proposed new capacity. EPG advised FERC that the project, although progressing more slowly than expected, remains a viable natural gas project and that EPG continues to actively pursue executed firm, long-term transportation arrangements. EPG is also preparing to file an application with the new regulatory agency in Mexico, the Comision Reguladora de Energia, to build a lateral pipeline which would connect EPG's facilities to the Samalayuca II Power Plant.


   Field and Merchant Services

     The segment's planned capital expenditures for 1996 of $65 million (excluding the Cornerstone acquisition) are primarily for system enhancement, facility purchases, joint ventures, and maintenance of business. Capital expenditures for the six months ended June 30, 1996, were $34 million compared to $17 million for the same period of 1995. The increase was primarily due to the purchase of the Linc and Pandale gathering systems and the installation of additional compression.

     In February 1996, EPFS, through its wholly owned subsidiary El Paso Intrastate Company, acquired the Linc gathering system and the Pandale gathering system from Tejas Power Corporation for approximately $12 million.

The combined throughput of the two systems is expected to contribute 46 Mdth/d on an annual basis to EPFS's total throughput. The Linc gathering system is located in the Waha area of the Permian Basin and should increase EPFS's market share in that area. The Pandale gathering system is located in the Texas counties of Crockett and Val Verde, and should give EPFS a base from which to grow in this active drilling area. In addition, in the first quarter of 1996, EPFS installed new compression at a total cost of $8 million.


Financing Requirements

     Future funding for capital expenditures, acquisitions, long-term debt retirements, dividends, and other expenditures is expected to be provided by a combination of internally generated funds, available credit facilities, and debt/equity issuances.


OTHER

     Recent Pronouncements

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For a further discussion of SFAS No. 125, see Part I, Financial Information, Note 12.


     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements are identified with a footnote on the page in which they appear.

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

       1--The ability to increase transmission, gathering, processing, and sales volumes can be subject to the impact of future weather conditions, including those that favor hydroelectric generation; price; drilling activity; and service competition, especially due to excess pipeline capacity into California.

       2--Growth strategies through acquisitions and investments in joint ventures may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

       3--Future profitability will be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

       4--Cost control efforts may be effected by the timing of related work force reductions and might be further offset by unusual and unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation costs in excess of reserves.

       5--Rates for certain services are related to natural gas prices such that variations in natural gas prices may result in corresponding variances in operating revenues.

       6--Future operating results and success of business ventures in the United States, Canada, Mexico, and Latin America may be subject to the effects of, and changes in, United States and foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, and operating conditions.

       7--Factors affecting the availability or cost of capital such as changes in interest rates, market perceptions of the natural gas industry, the Company, or security ratings.

       8--Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the SEC.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its annual meeting of stockholders on April 30, 1996. Proposals presented for a stockholders vote included the election of seven directors and the ratification of the appointment of the Company's independent certified public accountants for the fiscal year 1996.

     Each of the seven incumbent directors nominated by the Company were elected with the following voting results:


                                     FOR              WITHHELD
                                 -----------         ----------
          Byron Allumbaugh       31,073,598             281,890
          Eugenio Garza Laguera  28,087,460           3,268,028
          James F. Gibbons       31,071,721             283,767
          Ben F. Love            31,048,841             306,647
          Kenneth L. Smalley     31,060,376             295,112
          Malcolm Wallop         30,924,481             431,007
          William A. Wise        31,046,187             309,301

     The appointment of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year 1996 was ratified with the following voting results:


                                    FOR           AGAINST       ABSTAIN
                                 ----------       -------       -------
Ratification of the appointment
Coopers & Lybrand L.L.P.         31,078,950       102,107       174,521

There were no broker non-votes for the election of directors or for the ratification of Coopers & Lybrand.


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

ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.H  -    $400,000,000 and $100,000,000 Revolving Credit and Competitive
              Advance Facility agreements, each dated as of May 31, 1996, between EPG, Chemical Bank and certain other banks.
   10.V.1-    Third Amendment to Amended and Restated Limited Liability Company
              Agreement of Aguaytia Energy, LLC, dated May 10, 1996.
   10.AB -    Reimbursement and Loan Agreement dated as of April 30, 1996, between Sam II Equity Funding, LLC and NationsBank of Texas, N.A.
              Relating to the Samalayuca Project; EPG Guaranty dated as of
              April 30, 1996.
   10.AC -    El Paso Energy Corporation Strategic Stock Plan, effective as of
              June 19, 1996.
   11    -    Computation of Earnings Per Common Share
   27    -    Financial Data Schedule



     (b) Reports on Form 8-K

     On May 2, 1996, the Company filed a report under Item 5 on Form 8-K, dated May 2, 1996, with respect to the definitive merger agreement with Cornerstone.

     On June 28, 1996, the Company filed a report under Item 5 on Form 8-K, dated June 28, 1996, with respect to the definitive merger agreement with Tenneco.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EL PASO NATURAL GAS COMPANY
                                        -----------------------------------
                                                     (Registrant)



Date:  August 14, 1996                         /s/  H. BRENT AUSTIN
                                        -----------------------------------
                                                  H. Brent Austin
                                           Executive Vice President and
                                              Chief Financial Officer




Date:  August 14, 1996                        /s/  JEFFREY I. BEASON
                                        -----------------------------------
                                                 Jeffrey I. Beason
                                          Vice President, Controller, and
                                                     Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
   10.H  -    $400,000,000 and $100,000,000 Revolving Credit and Competitive
              Advance Facility agreements, each dated as of May 31, 1996, between EPG, Chemical Bank and certain other banks.
   10.V.1-    Third Amendment to Amended and Restated Limited Liability Company
              Agreement of Aguaytia Energy, LLC, dated May 10, 1996.
   10.AB -    Reimbursement and Loan Agreement dated as of April 30, 1996, between Sam II Equity Funding, LLC and NationsBank of Texas, N.A.
              Relating to the Samalayuca Project; EPG Guaranty dated as of
              April 30, 1996.
   10.AC -    El Paso Energy Corporation Strategic Stock Plan, effective as of
              June 19, 1996.
   11    -    Computation of Earnings Per Common Share
   27    -    Financial Data Schedule