Form 10-Q
period 1996-09-30
EL PASO NATURAL GAS CO
filed 1996-11-14
CIK 31986

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -----------------

                                   FORM 10-Q

(MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-2700

                   --------------------------------------

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE
        (State or Other Jurisdiction                         74-0608280
      of Incorporation or Organization)                   (I.R.S. Employer
                                                         Identification No.)

           ONE PAUL KAYSER CENTER,
  100 NORTH STANTON STREET, EL PASO, TEXAS                          79901
  (Address of Principal Executive Offices)                        (Zip Code)

     Registrant's Telephone Number, Including Area Code     (915) 541-2600

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No
                                                ---      ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                                       OUTSTANDING
                 -----                                       -----------
Common Stock, par value $3.00 per share,
         as of October 31, 1996                           36,256,311 shares

================================================================================

                                    GLOSSARY

The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

      ABBREVIATIONS,
ACRONYMS, OR DEFINED TERMS                               TERMS
--------------------------                               -----
ALJ . . . . . . . . . . . . . . . . . .     Administrative Law Judge
Board . . . . . . . . . . . . . . . . .     Board of Directors of El Paso Natural Gas Company
CAAA  . . . . . . . . . . . . . . . . .     Clean Air Act Amendments of 1990
CFE . . . . . . . . . . . . . . . . . .     Comision Federal de Electricidad
Company . . . . . . . . . . . . . . . .     El Paso Natural Gas Company, now doing business as El Paso Energy
                                            Corporation, and its subsidiaries
Cornerstone . . . . . . . . . . . . . .     Cornerstone Natural Gas, Inc., a wholly owned subsidiary of El Paso
                                            Field Services Company
Court of Appeals  . . . . . . . . . . .     United States Court of Appeals for the District of Columbia Circuit
Edison  . . . . . . . . . . . . . . . .     Southern California Edison Company
EPA . . . . . . . . . . . . . . . . . .     United States Environmental Protection Agency
EPED SAM  . . . . . . . . . . . . . . .     EPED SAM Holdings Company, an indirect wholly owned subsidiary of El Paso Energy International Company
EPEI  . . . . . . . . . . . . . . . . .     El Paso Energy International Company, a wholly owned subsidiary of
                                            El Paso Natural Gas Company
EPEM  . . . . . . . . . . . . . . . . .     El Paso Energy Marketing Company (formerly Eastex Energy Inc.), a wholly owned subsidiary of El Paso Natural Gas Company
EPFS  . . . . . . . . . . . . . . . . .     El Paso Field Services Company, a wholly owned subsidiary of
                                            El Paso Natural Gas Company
EPG . . . . . . . . . . . . . . . . . .     El Paso Natural Gas Company, now doing business as El Paso Energy
                                            Corporation, unless the context otherwise requires
EPGM  . . . . . . . . . . . . . . . . .     El Paso Gas Marketing Company, a wholly owned subsidiary of
                                            El Paso Natural Gas Company
EPNC  . . . . . . . . . . . . . . . . .     El Paso New Chaco Company, a wholly owned subsidiary of El Paso
                                            Natural Gas Company
EXIM  . . . . . . . . . . . . . . . . .     United States Export-Import Bank
FERC  . . . . . . . . . . . . . . . . .     Federal Energy Regulatory Commission
IDB . . . . . . . . . . . . . . . . . .     Inter-American Development Bank
Mdth/d  . . . . . . . . . . . . . . . .     Thousand dekatherms per day
MPC   . . . . . . . . . . . . . . . . .     Mojave Pipeline Company, an indirect wholly owned subsidiary of
                                            El Paso Natural Gas Company
NGL . . . . . . . . . . . . . . . . . .     Natural gas liquids
Odd-Lot Holders . . . . . . . . . . . .     Shareholders of El Paso Natural Gas Company owning beneficially fewer than 100 shares of El Paso Natural Gas Company's common stock
PCB . . . . . . . . . . . . . . . . . .     Polychlorinated biphenyl
Plan  . . . . . . . . . . . . . . . . .     Dividend Reinvestment and Common Stock Purchase Plan
Program . . . . . . . . . . . . . . . .     Continuous Odd-Lot Stock Sales Program
Sam II  . . . . . . . . . . . . . . . .     Compania Samalayuca II
SEC . . . . . . . . . . . . . . . . . .     Securities and Exchange Commission
SFAS  . . . . . . . . . . . . . . . . .     Statement of Financial Accounting Standards
Tenneco . . . . . . . . . . . . . . . .     Tenneco Inc.
TransAmerican . . . . . . . . . . . . .     TransAmerican Natural Gas Corporation
TransColorado . . . . . . . . . . . . .     TransColorado Gas Transmission Company


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF  INCOME
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   THIRD QUARTER                     NINE MONTHS
                                                             ------------------------       ----------------------------
                                                               1996           1995              1996             1995
                                                             ---------      ---------       ------------      ----------
 Operating revenues  . . . . . . . . . . . . . . . . . .     $ 744,863      $ 240,191         $1,937,782       $ 629,472
                                                             ---------      ---------       ------------      ----------

 Operating charges
    Natural gas and liquids  . . . . . . . . . . . . . .       575,296         82,474          1,429,490         156,328
    Operation and maintenance  . . . . . . . . . . . . .        71,295         77,700            218,318         229,386
    Employee separation and asset impairment charge  . .             -              -             99,053               -
    Depreciation, depletion, and amortization  . . . . .        23,320         17,908             65,902          52,157
    Taxes, other than income taxes   . . . . . . . . . .         9,348          9,419             30,741          29,841
                                                             ---------      ---------       ------------      ----------
                                                               679,259        187,501          1,843,504         467,712
                                                             ---------      ---------       ------------      ----------
 Operating income  . . . . . . . . . . . . . . . . . . .        65,604         52,690             94,278         161,760
                                                             ---------      ---------       ------------      ----------
 Other (income) expense
    Interest and debt expense  . . . . . . . . . . . . .        24,660         21,986             72,615          64,150
    Other - net  . . . . . . . . . . . . . . . . . . . .           209         (2,142)            (1,300)         (4,950)
                                                             ---------      ---------       ------------      ----------
                                                                24,869         19,844             71,315          59,200
                                                             ---------      ---------       ------------      ----------

 Income before income taxes  . . . . . . . . . . . . . .        40,735         32,846             22,963         102,560
 Income taxes  . . . . . . . . . . . . . . . . . . . . .        15,928         12,557              8,979          40,101
                                                             ---------      ---------       ------------      ----------
 Net income  . . . . . . . . . . . . . . . . . . . . . .     $  24,807      $  20,289       $     13,984      $   62,459
                                                             =========      =========       ============      ==========

 Earnings per common share   . . . . . . . . . . . . . .     $     .70      $     .60       $        .40      $     1.81
                                                             =========      =========       ============      ==========

 Average common shares outstanding . . . . . . . . . . .        35,295         33,830             34,994          34,590
                                                             =========      =========       ============      ==========

 Dividends declared per common share   . . . . . . . . .     $   .3475      $   .3300       $     1.0425      $    .9900
                                                             =========      =========       ============      ==========


             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNT)


                                                           ASSETS

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  1996                  1995
                                                                              ------------         ------------
                                                                              (UNAUDITED)
       Current assets
        Cash and temporary investments . . . . . . . . . . . . . . . . .      $     52,355         $     39,373
        Accounts and notes receivable, net . . . . . . . . . . . . . . .           317,346              214,796
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .            38,295               37,108
        Take-or-pay buy-outs, buy-downs, and prepayments, net  . . . . .               754               10,477
        Deferred income tax benefit  . . . . . . . . . . . . . . . . . .            59,845               22,631
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25,297               44,207
                                                                              ------------         ------------
              Total current assets . . . . . . . . . . . . . . . . . . .           493,892              368,592
                                                                              ------------         ------------
       Property, plant, and equipment, net . . . . . . . . . . . . . . .         1,991,043            1,977,624
       Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .           116,428               47,878
       Investments and advances  . . . . . . . . . . . . . . . . . . . .            49,211                    -
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           123,492              140,462
                                                                              ------------         ------------
                                                                                 2,280,174            2,165,964
                                                                              ------------         ------------
           Total assets  . . . . . . . . . . . . . . . . . . . . . . . .      $  2,774,066         $  2,534,556
                                                                              ============         ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      $    385,748         $    275,674
        Short-term borrowings  . . . . . . . . . . . . . . . . . . . . .           289,395              278,200
        Accrual for regulatory issues  . . . . . . . . . . . . . . . . .           100,050                    -
        Current maturities of long-term debt . . . . . . . . . . . . . .           108,686                7,590
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            98,999               81,178
                                                                              ------------         ------------
             Total current liabilities . . . . . . . . . . . . . . . . .           982,878              642,642
                                                                              ------------         ------------
       Long-term debt, less current maturities . . . . . . . . . . . . .           665,266              771,892
       Deferred income taxes, less current portion . . . . . . . . . . .           296,088              314,143
       Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . .            28,266               39,514
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53,560               54,279
                                                                              ------------         ------------
                                                                                 1,043,180            1,179,828
                                                                              ------------         ------------

      Minority interest  . . . . . . . . . . . . . . . . . . . . . . . .            39,765                    -
                                                                              ------------         ------------
      Commitments and contingent liabilities (See Note 4)
      Stockholders' equity
      Common stock, par value $3 per share; authorized 100,000 shares;
         issued 37,782 and 37,351 shares  . . . . . . . . . . . . . . .            113,197              112,054
       Additional paid-in capital . . . . . . . . . . . . . . . . . . .            483,645              454,713
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .            216,022              240,101
       Less:  Deferred employee compensation  . . . . . . . . . . . . .             56,384                   69
                 Treasury stock (at cost) 1,570 and 3,127 shares  . . .             48,237               94,713
                                                                              ------------         ------------
            Total stockholders' equity  . . . . . . . . . . . . . . . .            708,243              712,086
                                                                              ------------         ------------
            Total liabilities and stockholders' equity  . . . . . . . .       $  2,774,066         $  2,534,556
                                                                              ============         ============

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      NINE MONTHS
                                                                                        ------------------------------------
                                                                                           1996                      1995
                                                                                        -----------              -----------
                 Cash flows from operating activities
                  Net income . . . . . . . . . . . . . . . . . . . . . . . .            $    13,984              $    62,459
                  Adjustments to reconcile net income to net cash provided
                    by operating activities
                    Depreciation, depletion, and amortization  . . . . . . .                 65,902                   52,157
                    Deferred income tax expense (benefit)  . . . . . . . . .                (31,846)                  25,680
                    Net take-or-pay recoveries . . . . . . . . . . . . . . .                  9,723                   27,518
                    Net employee separation and asset impairment charge  . .                 76,836                     -
                    Net (gain) loss on disposition of property . . . . . . .                 (1,336)                      23
                    Other working capital changes
                     Accounts and notes receivable . . . . . . . . . . . . .                (81,514)                  35,646
                     Inventories . . . . . . . . . . . . . . . . . . . . . .                   (761)                  (1,503)
                     Other current assets  . . . . . . . . . . . . . . . . .                 10,792                   (7,403)
                     Accounts payable  . . . . . . . . . . . . . . . . . . .                 37,957                  (62,508)
                     Accrual for regulatory issues . . . . . . . . . . . . .                100,050                     -
                     Other current liabilities . . . . . . . . . . . . . . .                 17,071                   (6,900)
                    Other  . . . . . . . . . . . . . . . . . . . . . . . . .                 (8,379)                  11,078
                                                                                        -----------              -----------
                      Net cash provided by operating activities  . . . . . .                208,479                  136,247
                                                                                        -----------              -----------

                 Cash flows from investing activities
                  Capital expenditures . . . . . . . . . . . . . . . . . . .                (75,023)                (106,200)
                  Net proceeds from disposal of property . . . . . . . . . .                  6,548                    4,023
                  Investments and advances . . . . . . . . . . . . . . . . .                (49,211)                    -
                  Net cash flow impact of acquisitions . . . . . . . . . . .                (98,961)                  (2,864)
                  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,371                  (12,464)
                                                                                        -----------              -----------
                      Net cash used in investing activities  . . . . . . . .               (210,276)                (117,505)
                                                                                        -----------              -----------

                 Cash flows from financing activities
                  Net commercial paper borrowings (repayments) . . . . . . .                (73,805)                 115,800
                  Revolving credit borrowings  . . . . . . . . . . . . . . .                400,000                     -
                  Revolving credit repayments  . . . . . . . . . . . . . . .               (315,000)                    -
                  Long-term debt retirements . . . . . . . . . . . . . . . .                (23,516)                 (15,543)
                  Repayment of volumetric take-or-pay receivable . . . . . .                   -                     (36,700)
                  Acquisition of treasury stock  . . . . . . . . . . . . . .                   -                     (56,528)
                  Dividends paid . . . . . . . . . . . . . . . . . . . . . .                (35,914)                 (33,847)
                  Contribution from minority interest  . . . . . . . . . . .                 39,765                     -
                  Other  . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,249                    4,974
                                                                                        -----------              -----------
                      Net cash provided by (used in) financing activities  .                 14,779                  (21,844)
                                                                                        -----------              -----------

                 Increase (decrease) in cash and temporary investments . . .                 12,982                   (3,102)
                 Cash and temporary investments
                      Beginning of period  . . . . . . . . . . . . . . . . .                 39,373                   27,636
                                                                                        -----------              -----------
                      End of period  . . . . . . . . . . . . . . . . . . . .            $    52,355              $    24,534
                                                                                        ===========              ===========

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

   The 1995 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. In addition, investments in corporate joint ventures and certain other companies over which the Company has influence but not a controlling interest are accounted for under the equity method. The condensed consolidated financial statements at September 30, 1996, and for the nine months and quarters ended September 30, 1996, and 1995, are unaudited. The condensed consolidated balance sheet at December 31, 1995, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no material effect on reported net income or stockholders' equity.


2.  ACQUISITIONS

   In June 1996, the Company and Tenneco entered into a definitive merger agreement which provides for the acquisition of Tenneco by the Company.
Prior to the merger, Tenneco and its subsidiaries will undertake various intercompany transfers and distributions designed to restructure, divide and separate their existing businesses, assets and liabilities so that all the assets, liabilities and operations related to their automotive parts, packaging and administrative services businesses and their shipbuilding business will be spun-off to Tenneco's common stockholders. The remaining existing and discontinued operations of Tenneco, consisting primarily of those operations related to the transmission and marketing of natural gas will continue to be owned by Tenneco. The merger is conditioned upon, among other things, the receipt of tax rulings (which condition has been satisfied), completion of a debt realignment plan by Tenneco, certain government approvals and approval of Tenneco's stockholders.

   Consideration to be paid by the Company in the merger will consist of:

        o the retention after the merger of approximately $2.65 billion of debt and preferred stock obligations of Tenneco, subject to certain adjustments;

        o the issuance of EPG equity securities valued at $904 million, based on a closing price per share on the New York Stock Exchange Inc.
            of $48.00 for EPG's common stock on November 12, 1996, to Tenneco's existing common and preferred stockholders, subject to the formulas set forth in the merger agreement; and

        o the retention of approximately $600 million of estimated assumed liabilities related to certain discontinued businesses of Tenneco.

   The proposed issuance by EPG of up to 23.9 million shares of common stock (or such greater number of shares of common stock as may be required under the merger agreement under certain circumstances) to Tenneco stockholders in connection with the transactions contemplated by the merger agreement is being submitted for approval of EPG's stockholders at a special meeting presently scheduled to be held on December 9, 1996. If the stock issuance is not approved, the merger is still expected to be consummated, but EPG will issue to Tenneco stockholders 7 million shares of common stock, with the balance of the equity consideration to consist of depositary shares, each representing a one twenty-fifth fractional interest in a whole share of a new series of EPG voting preferred stock. Tenneco's stockholders are being asked to vote on a significant reorganization of Tenneco (including the merger) at a special meeting presently scheduled to be held on December 10, 1996. The acquisition will be accounted for as a purchase.

   Effective June 1996, the Company acquired Cornerstone. The purchase price of approximately $94 million, exclusive of acquisition costs, was financed through internally generated funds and short-term borrowings. Acquisition costs of approximately $5 million have been capitalized. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed, resulting in goodwill of approximately $59 million which is being amortized over 40 years using the straight-line method. The acquisition has been accounted for as a purchase utilizing the "push down" method of accounting.

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

   The employee separation charge included approximately $26 million for expected severance-related costs and $21 million for pension costs related to special termination benefits and work force reductions. As of September 30, 1996, payments of approximately $22 million had been recorded as a reduction of the provision for severance-related costs. The Company anticipates that the remaining provision for severance-related costs will be expended by the end of 1996. The special charge for pension-related costs will have no additional cash impact outside of the normal funding of the Company's pension plan.

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

   In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above-mentioned rate filing and issues surrounding certain contract reductions and expirations scheduled to occur from January 1, 1996, through December 31, 1997. The settlement provides for, among other things: (i) a long-term rate stability plan which establishes base rates for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments within 8 years to EPG by its customers totaling $255 million (prior to interest) representing recovery of approximately 35 percent of the revenues (for the period 1996 to 2003) associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues, in excess of a threshold, which are attributable to unsubscribed capacity sales during the period 1996 through 2003; and (iv) a mechanism to adjust the base rate for increases or decreases resulting from laws or regulations to the extent that costs are impacted at a level in excess of $10 million a year. The settlement contains a provision which permits any party desiring not to be bound by the settlement to have its rates determined pursuant to procedures established by FERC.

                          EL PASO NATURAL GAS COMPANY

   In March 1996, Edison, a firm shipper on EPG's system, filed its own offer of settlement. While Edison's offer is similar in many respects to EPG's, it contains provisions that EPG believes would be adverse to its interests if Edison's offer is approved and EPG's offer is rejected. In October 1996, the Chief ALJ ruled that limited discovery would be allowed in connection with comments on the two offers of settlement filed by the parties and established a schedule for completing such discovery and for the filing of remaining comments in December 1996. The ALJ will then determine whether to certify EPG's settlement to FERC and will make a similar determination concerning the Edison offer. Comments supporting EPG's settlement have already been filed by FERC staff, the regulatory agencies of California, Arizona, and Nevada, the state of New Mexico, and customers representing 95 percent of the firm throughput on EPG's mainline transmission system. Comments opposing Edison's offer have been filed by EPG, FERC staff, and the customer coalition supporting EPG's settlement.

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

   Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. In October 1992, FERC issued an order resolving all but one of the outstanding issues regarding EPG's take-or-pay proceedings. The issue unresolved by FERC involved the claim by several customers that EPG sought to recover an excessive amount for the value of certain production properties which were transferred to a producer as part of a 1989 take-or-pay settlement. Following a hearing on this issue, in June 1994, FERC affirmed a decision of an ALJ which found that the valuation proposed by EPG was excessive and required EPG to refund to its customers the costs found to be ineligible for take-or-pay recovery. In accordance with the FERC decision, EPG refunded $34 million, inclusive of interest, to its customers in September 1994. In October 1996, the Court of Appeals affirmed FERC's June 1994 ruling. EPG intends to seek rehearing on this issue.

   In addition, certain of EPG's customers sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996. Management believes that the costs at issue were eligible for recovery from EPG's customers pursuant to the equitable sharing mechanism. If FERC should rule that the costs at issue were not eligible for recovery, refunds by EPG of between $34 and $42 million, plus interest, may be required. A FERC decision is expected in late 1996 or early 1997.

   Beginning in April 1992, FERC issued Orders No. 636 and 636-A, commonly known as the restructuring rules. These rules mandated significant changes to the structure of the services provided by interstate natural gas pipelines and were intended principally to assure "comparability" between pipeline and non-pipeline gas merchants, to provide a mechanism for the allocation of pipeline capacity, and to eliminate competitive distortions arising from rate design differences between U. S. and Canadian pipelines. In July 1996, the Court of Appeals issued its opinion on petitions for review of FERC's Order No.
636. The opinion upheld the "broad contours" and most "specifics" of Order No. 636, remanding only certain aspects to FERC for reconsideration or further explanation. Management does not expect the opinion of the Court of Appeals, the action of FERC on the issues recommended to it, or the outcome of the restructuring appeals involving EPG or MPC to have a significant impact on the Company's financial condition or results of operations.

                          EL PASO NATURAL GAS COMPANY

   In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing and allowed the rates to become effective as of March 30, 1995, subject to refund. In September 1995, MPC filed a settlement agreement supported by FERC and the majority of MPC's firm shippers which would continue rates at existing levels for a 5-year period. In December 1995, FERC approved the settlement agreement as it relates to the supporting parties. Contested issues applicable solely to the minority customer group not supporting the settlement were the subject of a hearing held in April 1996. A ruling by the assigned ALJ is expected in 1997.

   The Company is accruing a provision for revenues collected subject to refund, and the balance of this provision at September 30, 1996, was approximately $100 million, excluding interest. Management believes the amount being reserved will be sufficient to cover any anticipated refunds.


Environmental Matters

   The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of September 30, 1996, the Company had a reserve of approximately $40 million for the following environmental contingencies: (i) PCB remediation costs estimated to be $3 million over the next 4 years and (ii) remediation of groundwater and soil contamination costs estimated to range between $33 million and $46 million over a 30-year period. Management believes the amount reserved as of September 30, 1996, is sufficient to cover these and other small environmental assessments and remediation activities.

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

Guarantees

   In February 1995, EPNC entered into a 7.75 year operating lease agreement for a NGL extraction plant being constructed in the San Juan Basin. The lease is an unconditional "triple net" lease with the trustee of a special purpose entity. The total amount financed via the operating lease will not exceed $80 million, and the annual lease obligation will be a function of the amount financed, a variable interest rate, and commitment and other fees. EPNC has the option at the end of the lease term, and has an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the entire amount financed, interest, and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guarantee amount equal to approximately 87 percent of the amount
financed, plus interest.   EPG has unconditionally guaranteed all obligations
of EPNC under the lease.

                          EL PASO NATURAL GAS COMPANY

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


Legal Proceedings

   In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial condition.

   In July 1996, EPG was served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co.,et al., filed in the U.S. District Court for the District of Columbia. Plaintiff brings this action under the False Claims Act against several interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian lands, which deprived the U.S. of royalties otherwise due it. Plaintiff seeks, among other things, to recover, on behalf of the U.S., unspecified treble damages, his finder's fee and attorneys fees. All defendants have been granted an extension until November 1996 to respond to the complaint. It is believed that there are valid jurisdictional, procedural, and substantive defenses to Plaintiff's complaint; however, even if Plaintiff is ultimately entitled to pursue his claims, EPG believes that its measurement practices are consistent with industry practice and all applicable standards, regulations, contracts, and tariffs and that EPG should not be liable in any event. Accordingly, based on information available at this time, EPG does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition.

   The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a materially adverse effect on the Company's financial condition.

                          EL PASO NATURAL GAS COMPANY

5.  FINANCING TRANSACTIONS

   In January 1996, the Board authorized an increase in the Company's short-term borrowing limits from $400 million to $500 million. In May 1996, EPG established with a group of banks a revolving credit facility of $400 million that expires May 2001 and a 364-day renewable $100 million revolving credit facility with an initial expiration of May 1997. These facilities replaced EPG's previous revolving credit facility of $400 million and were established primarily to provide a liquidity facility for the Company's commercial paper program. Revolving credit facility borrowings as of September 30, 1996, and December 31, 1995, were approximately $160 million and $75 million, respectively. As of September 30, 1996, and December 31, 1995, approximately $129 million and $203 million, respectively, of commercial paper was outstanding.

   In November 1996, the Company closed on a new $750 million five-year revolving credit agreement and a new $250 million 364-day renewable revolving credit agreement, both of which become effective upon the acquisition of Tenneco. The $750 million and $250 million revolving credit agreements will replace the existing $400 million five-year revolving credit agreement and the $100 million 364-day revolving credit agreement.

   In June 1996, EPG retired Cornerstone long-term debt in the amount of $16 million. In January 1997, EPG's 6.90 percent notes for $100 million will mature.

   On November 5, 1996, EPG's shelf registration statement on Form S-3 filed with the SEC covering an aggregate of $800 million of unsecured debt securities, preferred stock and common stock was declared effective (the "Shelf Registration Statement"). On November 13, 1996, EPG closed the sale of $200 million aggregate principal amount of its 6-3/4% Notes Due 2003 and the sale of $200 million aggregate principal amount of its 7-1/2% Debentures Due 2026. The 6-3/4% Notes Due 2003 and the 7-1/2% Debentures Due 2026 were covered by the Shelf Registration Statement. The proceeds of the offering will be used for repayment of short-term bank debt and commercial paper and for general corporate purposes.


6.  PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment at September 30, 1996, and December 31, 1995, consisted of the following:

                                                            1996              1995
                                                         ----------        ----------
                                                                (IN THOUSANDS)
 Property, plant, and equipment, at cost . . . . . . .   $3,136,683        $3,042,516
 Less accumulated depreciation and depletion . . . . .    1,235,175         1,158,486
                                                         ----------        ----------
                                                          1,901,508         1,884,030
 Additional acquisition cost assigned to utility . . .
      plant, net of accumulated amortization . . . . .       89,535            93,594
                                                         ----------        ----------
      Total property, plant, and equipment, net  . . .   $1,991,043        $1,977,624
                                                         ==========        ==========


7.  INTANGIBLE ASSETS

   Intangible assets at September 30, 1996, and December 31, 1995, consisted of the following:


                                                        1996                 1995
                                                      --------              -------
                                                              (IN THOUSANDS)
 Goodwill  . . . . . . . . . . . . . . . .            $109,703              $42,261
 Other intangibles . . . . . . . . . . . .              18,935               14,890
                                                      --------              -------
                                                       128,638               57,151
 Less accumulated amortization . . . . . .              12,210                9,273
                                                      --------              -------
      Total intangible assets, net . . . .            $116,428              $47,878
                                                      =========             =======

                          EL PASO NATURAL GAS COMPANY

8.  INVENTORIES

   Inventories at September 30, 1996, and December 31, 1995, consisted of the following:

                                                  1996               1995
                                                --------          ---------
                                                       (IN THOUSANDS)
   Materials and supplies  . . . . . . .        $ 30,829          $  30,354
   Gas in storage  . . . . . . . . . . .           7,466              6,754
                                                --------          ---------

                                                $ 38,295          $  37,108
                                                ========          =========


   Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.


9.  DEFERRED EMPLOYEE COMPENSATION

   The Company maintains restricted stock performance plans whereby awards, expressed as shares of common stock of the Company, are issued to certain key salaried employees. Employees earn a given percent of these shares as the Company meets specific performance targets over a specific time period and vest in the earned shares if certain service requirements are met. These shares carry voting and dividend rights; however, sale or transfer of the shares is restricted in accordance with the vesting procedures. Shares issued under the Company's restricted stock performance plans are recorded as deferred employee compensation based on their fair market value and shown as a separate component of stockholders' equity. As of September 30, 1996, a total of 1.5 million shares have been issued in connection with the Company's restricted stock performance plans.

   The total award is amortized as compensation expense on a straight-line basis based on the number of shares earned over the vesting period. Compensation expense totaled $2.2 million and $4.1 million for the quarter and nine months ended September 30, 1996, respectively, and $0.1 million and $0.2 million for the quarter and nine months ended September 30, 1995, respectively.


10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES


                                                    NINE MONTHS
                                            1996                 1995
                                           -------              -------
                                                  (IN THOUSANDS)
 Net cash payments
      Interest . . . . . . . . . . .       $73,587              $73,895
      Income taxes . . . . . . . . .        40,518                8,913


                          EL PASO NATURAL GAS COMPANY

11.  INVESTMENTS AND ADVANCES

   EPED SAM formed a limited liability company with members of the consortium building the Samalayuca II Power Plant, in which the Company has an economic interest of approximately 30 percent. The limited liability company obtained a $66 million loan, of which approximately $40 million was used to purchase 99 percent of the Class B, non-voting units of certain indirect subsidiaries of the Company. The $40 million is reflected as a minority interest in the indirect subsidiaries in the consolidated balance sheet.

   In May 1996, these indirect subsidiaries advanced $27 million to an affiliated partnership and, in addition, acquired an interest in Sam II for approximately $13 million. These amounts are reflected in Investments and Advances in the consolidated balance sheet. These funds are being used to finance initial construction of the power plant. Construction of the plant, which began in June 1996, is expected to take 35 months to complete, and the cost is estimated to be $660 million. The consortium has received non-recourse senior debt construction financing of up to 80 percent of the capital requirements from a syndicate of commercial banks and the IDB. EXIM is providing political risk insurance for the syndicated loans. Construction phase loans are convertible to IDB and EXIM term loans which are repayable over 10 years beginning with the commencement of lease payments from CFE. After its completion, the plant will be operated by CFE under a 20-year lease. Ownership will be transferred to CFE after termination of the 20-year lease.

   The Company is a member of the consortium building the $250 million Aguaytia Energy Project, in which it has an economic interest of approximately 25
percent.   Upon completion, the Company's total equity investment in the
Aguaytia Energy Project is expected to be $42 million. As of September 30, 1996, the Company had an investment of approximately $9 million. The remainder of its equity investment will be funded over the construction period, which is approximately 2 years. The project will be funded 60 percent with equity. The consortium has received non-recourse debt financing for the balance of the project cost which is repayable over 10 years following the completion of construction. The Company's equity in the project is protected by political risk insurance from the Overseas Private Investment Corporation.


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


OPERATING ENVIRONMENT

   In recognition of changes in the natural gas industry and the manner in which the Company manages its businesses, and in order to facilitate a more detailed understanding of the various activities in which it engages, the Company began doing business under the name El Paso Energy Corporation (effective April 22, 1996) and has segregated its business activities into three business segments: (i) natural gas transmission, (ii) field and merchant services, and (iii) corporate and other. The natural gas transmission segment is involved in the interstate transportation of natural gas. The field and merchant services segment is involved in the purchasing, gathering, processing, marketing, and trading of natural gas, NGL, and power, as well as the storage of natural gas. The corporate and other segment includes the Company's international activities and miscellaneous subsidiaries.


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


FIELD AND MERCHANT SERVICES

   As part of the Company's strategy to increase its market position in the unregulated energy business, the Company acquired Eastex in September 1995, Premier in December 1995 (collectively, now EPEM), and Cornerstone in June 1996. EPFS, including Cornerstone, provides gathering, processing, treating, and compression services. EPFS has approximately 7,200 miles of gathering lines and 64,000 horsepower of compression in its gathering operations located in the San Juan, Anadarko, and Permian Basins. Cornerstone's assets consist of approximately 700 miles of gathering and transportation systems and seven natural gas processing and treating facilities principally located in East Texas and Louisiana. Additionally, Cornerstone markets natural gas and NGL. EPEM and EPGM purchase, market, and trade natural gas, NGL, power, and other energy commodities and provide risk management activities associated with those commodities. EPEM and EPGM transport gas supplies for customers on 45 pipelines serving 37 states in the U. S. and Canada and currently trade and market over 5,300 Mdth/d.


CORPORATE AND OTHER

     Corporate and other includes EPEI, through which the Company conducts its international activities, and other corporate activities.

RESULTS OF OPERATIONS

OPERATING REVENUES (1)

                                                           THIRD QUARTER                         NINE MONTHS
                                                   ---------------------------           --------------------------
                                                     1996               1995                1996            1995
                                                   --------           --------           ----------       ---------
                                                          (IN THOUSANDS)                        (IN THOUSANDS)
 Natural gas transmission. . . . . . . . . .       $130,075           $134,059            $ 384,393       $ 410,471
 Field and merchant services . . . . . . . .        614,971            106,682            1,554,061         220,489
 Corporateand other and eliminations . . . .           (183)              (550)                (672)         (1,488)
                                                   --------           --------           ----------       ---------
     Consolidated  . . . . . . . . . . . . .       $744,863           $240,191           $1,937,782       $ 629,472
                                                   ========           ========           ==========       =========


OPERATING INCOME   (1)

                                                           THIRD QUARTER                         NINE MONTHS
                                                   -----------------------------         -------------------------
                                                     1996               1995                1996            1995
                                                   ---------           ----------        ----------       --------
                                                            (IN THOUSANDS)                      (IN THOUSANDS)
 Natural gas transmission . . . . . . . . .        $  57,003           $  52,578         $  154,152       $157,517
 Field and merchant services. . . . . . . .           11,376                 482             43,040          5,446
 Corporate and other  . . . . . . . . . . .           (2,775)               (370)          (102,914)        (1,203)
                                                   ---------           ---------         ----------       --------
     Consolidated   . . . . . . . . . . . .        $  65,604           $  52,690         $   94,278       $161,760
                                                   =========           =========         ==========       ========

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



NATURAL GAS TRANSMISSION

                                                  THIRD QUARTER                            NINE MONTHS
                                          ----------------------------             ---------------------------
                                            1996               1995                  1996               1995
                                          --------          ----------             ---------          --------
                                                 (IN THOUSANDS)                           (IN THOUSANDS)
 Reservation revenue   . . . . . . . .    $119,110          $  124,279             $ 350,812          $374,660
 Transportation revenue  . . . . . . .       5,949               3,348                17,442            10,442
 Other revenue . . . . . . . . . . . .       5,016               6,432                16,139            25,369
                                          --------          ----------             ---------          --------
     Operating revenues  . . . . . . .     130,075             134,059               384,393           410,471
 Operating expenses  . . . . . . . . .      73,072              81,481               230,241           252,954
                                          --------          ----------             ---------          --------
     Operating income  . . . . . . . .    $ 57,003          $   52,578             $ 154,152          $157,517
                                          ========          ==========             =========          ========

Third Quarter 1996 Compared to Third Quarter 1995

   Operating revenues for the quarter ended September 30, 1996, were $4 million lower than for the same period of 1995 primarily due to a decline in reservation revenue. The decrease in reservation revenue was primarily due to transportation contract reductions during 1996, partially offset by the resale of the released capacity attributable to the contract reductions.

   Operating expenses for the quarter ended September 30, 1996, were $8 million lower than for the same period of 1995 primarily due to lower operation and maintenance expense resulting from lower headcount.

Nine Months Ended 1996 Compared to Nine Months Ended 1995

   Operating revenues for the nine months ended September 30, 1996, were $26 million lower than for the same period of 1995 primarily due to a decline in reservation revenue. The decrease in reservation revenue was primarily due to transportation contract reductions during 1996 and adjustments to capacity and fuel credits, partially offset by the resale of the released capacity attributable to the contract reductions.


  Operating expenses for the nine months ended September 30, 1996, were $23 million lower than for the same period of 1995. The decrease was primarily due to lower operation and maintenance expense resulting from lower headcount and an adjustment to the take-or-pay undercollections accrual. These decreases were partially offset by higher depreciation expense.


FIELD AND MERCHANT SERVICES

                                                                    THIRD QUARTER                            NINE MONTHS
                                                              -------------------------              --------------------------
                                                                1996             1995                   1996             1995
                                                              --------         --------              -----------       --------
                                                                    (IN THOUSANDS)                         (IN THOUSANDS)
   Merchant services revenue . . . . . . . . . . .            $557,533         $ 84,247              $ 1,437,156       $151,161
   Gathering, processing and treating revenue  . .              41,841           22,433                   98,865         69,313
   Other revenue . . . . . . . . . . . . . . . . .              15,597                2                   18,040             15
                                                              --------         --------              -----------       --------
          Operating revenues . . . . . . . . . . .             614,971          106,682                1,554,061        220,489
   Operating expenses  . . . . . . . . . . . . . .             603,595          106,200                1,511,021        215,043
          Operating income . . . . . . . . . . . .            --------         --------              -----------       --------
                                                              $ 11,376         $    482              $    43,040       $  5,446
                                                              ========         ========              ===========       ========



Third Quarter 1996 Compared to Third Quarter 1995

   Operating revenues for the quarter ended September 30, 1996, were $508 million higher than for the same period of 1995. The increase is primarily due to an increase in gas and NGL sales attributable to strategic acquisitions and the new cryogenic extraction plant which became operational in the second quarter 1996. An increase in electricity sales also contributed to higher revenues in 1996.

   Natural gas marketed for the quarter ended September 30, 1996, averaged 5,374 Mdth/d compared to 610 Mdth/d for the same period of 1995. This increase was primarily due to strategic acquisitions. NGL volumes for the quarter ended September 30, 1996, increased to 206 million gallons primarily due to strategic acquisitions and the new cryogenic processing plant becoming fully operational. Natural gas gathered volumes also increased by 208 Mdth/d in 1996.

   Operating expenses for the quarter ended September 30, 1996, were $497 million higher than for the same period of 1995. The increase was primarily due to strategic acquisitions.

Nine Months Ended 1996 Compared to Nine Months Ended 1995

   Operating revenues for the nine months ended September 30, 1996, were $1.3 billion higher than for the same period of 1995. The increase is primarily due to an increase in gas and NGL sales attributable to strategic acquisitions and the new cryogenic extraction plant which became operational in the second quarter 1996. An increase in electricity sales also contributed to higher revenues in 1996.

   Natural gas marketed for the nine months ended September 30, 1996, averaged 4,276 Mdth/d compared to 385 Mdth/d for the same period of 1995. This increase was primarily due to strategic acquisitions. NGL volumes for the nine months ended September 30, 1996, increased to 365 million gallons primarily due to strategic acquisitions and the new cryogenic processing plant becoming fully operational. Natural gas gathered volumes also increased by 222 Mdth/d in 1996.

   Operating expenses for the nine months ended September 30, 1996, were $1.2 billion higher than for the same period of 1995. The increase was primarily due to the acquisition of EPEM and Cornerstone.


CORPORATE AND OTHER

   The operating loss for the nine months ended September 30, 1996, reflects a one time special charge of $99 million for the employee separation and asset impairment recorded in March 1996. For a further discussion of the special charge, see Part I, Financial Information, Note 3, which is incorporated herein by reference.


OTHER INCOME AND EXPENSE

Third Quarter 1996 Compared to Third Quarter 1995

   Interest and debt expense for the quarter ended September 30, 1996, was $3 million higher than for the same period of 1995 due primarily to interest accruals for a provision for revenues collected subject to refund.

   Other expense for the quarter ended September 30, 1996, was $2 million higher than for the same period of 1995 due primarily to costs associated with the Samalayuca Power Plant project and a 1995 gain on the disposition of property.


Nine Months Ended 1996 Compared to Nine Months Ended 1995

   Interest and debt expense for the nine months ended September 30, 1996, was $9 million higher than for the same period of 1995 due primarily to an increase in interest expense resulting from an increase in short-term borrowings and interest accruals for a provision for revenues collected subject to refund.

   Other income for the nine months ended September 30, 1996, was $4 million lower than for the same period of 1995 due primarily to a loss on donations and lower income related to the recovery of certain regulatory assets, partially offset by a gain on the disposition of property.


LIQUIDITY, FINANCIAL CONDITION, AND CAPITAL RESOURCES

OPERATING CASH FLOW

   Net cash provided by operating activities was $208 million for the nine months ended September 30, 1996, compared with $136 million for the same period of 1995. The increase from the previous year was primarily due to the collection of revenues subject to refund (expected to be repaid in early 1997) and the Amoco Production Company litigation payment made in the first quarter of 1995. These increases were partially offset by higher severance payments, higher tax payments, lower take-or-pay collections, and timing differences in other working capital accounts.

ACQUISITIONS

    See Part I, Financial Information, Note 2, which is incorporated herein by reference.


EMPLOYEE SEPARATION AND ASSET IMPAIRMENT CHARGE

    See Part I, Financial Information, Note 3, which is incorporated herein by reference.


RATES AND REGULATORY MATTERS

    See Part I, Financial Information, Note 4, which is incorporated herein by reference.


LEGAL PROCEEDINGS

    See Part I, Financial Information, Note 4, which is incorporated herein by reference.


ENVIRONMENTAL MATTERS

    See Part I, Financial Information, Note 4, which is incorporated herein by reference.


FINANCING FACILITIES

    For a discussion of current financing facilities, see Part I, Financial Information, Note 5, which is incorporated herein by reference.

    In connection with the merger with Tenneco and related transactions, Tenneco entered into a $3 billion credit facility of which EPG will assume the balance upon the effective time of the merger.

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

   The following table reflects quarterly dividends declared and paid on EPG's common stock:

                               AMOUNT PER
  DECLARATION DATE            COMMON SHARE           PAYMENT DATE           TOTAL AMOUNT
  ----------------            ------------           ------------           ------------
                                                                           (IN THOUSANDS)
   January 19, 1996             $0.3475              April 1, 1996             $12,258
   April 12, 1996               $0.3475              July 1, 1996              $12,278
   July 12, 1996                $0.3475              October 7, 1996           $12,377

   On October 11, 1996, the Board declared a quarterly dividend of $.3475 per share on EPG's common stock, payable on January 2, 1997, to shareholders of record on November 22, 1996.

    In connection with the merger with Tenneco, EPG will issue to Tenneco stockholders approximately 23.9 million shares of common stock (if the stock issuance is approved by EPG stockholders) or 7 million shares of common stock (if the stock issuance is not approved by EPG stockholders). For a further discussion of the Tenneco acquisition, see Part I, Financial Information,
Note 2, which is incorporated herein by reference.

    The Company maintains restricted stock performance plans whereby awards, expressed as shares of common stock of the Company, are issued to certain key salaried employees. For additional information, see Part I, Financial Information, Note 9, which is incorporated herein by reference.

   In November 1994, the Board authorized the repurchase of up to 3.5 million shares of EPG's outstanding common stock from time to time in the open market. This authorization was in addition to a 2 million share authorization received in October 1992. Shares repurchased are held in EPG's treasury and are expected to be used in connection with EPG stock compensation plans and for other corporate purposes. Pursuant to the foregoing authorizations, the Company has purchased 4.7 million shares, cumulatively, as of September 30, 1996.


PROJECT INVESTMENTS

   International Projects

   The Company is a member of a consortium that is building the $660 million Samalayuca II Power Plant near Ciudad Juarez, Chihuahua, Mexico For additional
information, see Part I, Financial Information, Note 4 and 11.   In addition,
the Company is a member of a consortium that is developing a $250 million integrated gas and power project near Pucallpa, in central Peru, called the Aguaytia Energy Project. For additional information, see Part I, Financial Information, Note 11, which is incorporated herein by reference.


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

   In October 1996, FERC approved a phased-in approach for construction of the pipeline system. Phase I will consist of 25 miles of pipeline beginning at the outlet of the Coyote Gulch Treating and Compression Facility in La Plata County, Colorado and extending to Blanco, New Mexico. Phase II will consist of the remainder of the project up to northwest Colorado. The Phase I facilities are expected to be in service during the fourth quarter of 1996. The plant cost is estimated to be $15 million, of which the Company's share is estimated to be approximately $8 million since Questar Pipeline Company has elected not to participate in the Phase I facilities at this time. Phase II is scheduled for completion in 1998.


   Coyote Gulch Treating and Compression Facility

   The Company and KN Gas Gathering, Inc. have entered into an agreement to construct, own, and operate Coyote Gulch Treating and Compression Facility, a 110 Mdth/d facility in La Plata County, Colorado. Construction of the facility is expected to be completed by December 31, 1996. The plant cost is estimated to be $16 million, of which the Company's share is estimated to be approximately $8 million. Upon completion, the facility will receive and treat gas for Red Cedar Gathering Company.


CAPITAL EXPENDITURES

   The Company's consolidated planned capital expenditures for 1996 of $115 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 1996, were $75 million compared to $106 million for the same period of 1995. Data for the nine months ended September 30, 1995, has been restated in order to provide a discussion of capital expenditures by business segment.

   Natural Gas Transmission

   The segment's planned capital expenditures for 1996 of $45 million are primarily for maintenance of business, system expansion, and system enhancement. Capital expenditures for the nine months ended September 30, 1996, were $22 million compared to $52 million for the same period of 1995. Capital expenditures were lower during the first six months of 1996 primarily due to lower maintenance capital requirements in 1996 and a system expansion in the San Juan Basin completed in 1995.

   In November 1996, FERC approved EPG's April 1996 application to add compression on its Havasu Crossover Line. This project will permit an additional 185 Mdth/d to move on the Havasu Crossover Line from the San Juan Basin in northern New Mexico to points of delivery off EPG's southern system. EPG has executed transportation service agreements with shippers to fully subscribe this additional capacity. This $20 million expansion is expected to be in service by the second quarter of 1997.


   Field and Merchant Services

   The segment's planned capital expenditures for 1996 of $70 million (excluding the Cornerstone acquisition) are primarily for system enhancement, facility purchases, joint ventures, and maintenance of business. Capital expenditures for the nine months ended September 30, 1996, were $53 million compared to $54 million for the same period of 1995.

   In February 1996, EPFS, through its wholly owned subsidiary El Paso Intrastate Company, acquired the Linc gathering system and the Pandale gathering system from Tejas Power Corporation for approximately $12 million. The combined throughput of the two systems is expected to contribute 46 Mdth/d on an annual basis to EPFS's total throughput. The Linc gathering system is located in the Waha area of the Permian Basin and should increase EPFS's market share in that area. The Pandale gathering system is located in the Texas counties of Crockett and Val Verde, and should give EPFS a base from which to grow in this active drilling area. In addition, in 1996, EPFS installed new compression, upgraded systems for improved data collection, and continued to expand its system at a total cost of $22 million.


FINANCING REQUIREMENTS

   Internally generated funds and available credit facilities are expected to be sufficient to fund capital expenditures, acquisitions, long-term debt retirements, dividends, and other expenditures. In addition, the Company believes internally generated funds and available credit facilities will provide sufficient liquidity after the merger occurs.

OTHER

   Recent Pronouncements

   In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For a further discussion of SFAS No. 125, see Part I, Financial Information, Note 12, which is incorporated herein by reference.


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

   Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

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

    4--Cost control efforts may be affected by the timing of related work force reductions and might be further offset by unusual and unexpected items resulting from such events as, but not limited to, litigation settlements, adverse rulings or judgments, and unexpected environmental remediation costs in excess of reserves.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1  -   Indenture, dated as of November 13, 1996, between EPG and The
             Chase Manhattan Bank, as Trustee (incorporated by reference to
             Exhibit 4.1 of EPG's Current Report on Form 8-K dated November
             13, 1996, file No. 1-2700, filed November 13, 1996).

    4.2  -   Form of 6-3/4% Note due 2003 (incorporated by reference to
             Exhibit 4.2 of EPG's Current Report on Form 8-K dated November
             13, 1996, file No. 1-2700, filed November 13, 1996).

    4.3  -   Form of 7-1/2% Debenture Due 2026 (incorporated by reference to
             Exhibit 4.3 of EPG's Current Report on Form 8-K dated November
             13, 1996, file No. 1-2700, filed November 13, 1996).

   10.1  -   $750,000,000 Revolving Credit and Competitive Advance Facility
             Agreement, dated as of November 4, 1996, among EPG, the several banks and other financial institutions from time to time parties to the Agreement (the "Lenders") and The Chase Manhattan Bank, agent, and as CAF Advance Agent for the Lenders thereunder.

   10.2  -   $250,000,000 Revolving Credit and Competitive Advance Facility
             Agreement, dated as of November 4, 1996, among EPG, the several banks and other financial institutions from time to time parties to the Agreement (the "Lenders"), and The Chase Manhattan Bank, as administrative agent and as CAF Advance Agent for the Lenders thereunder.

   11    -   Computation of Earnings Per Common Share

   27    -   Financial Data Schedule

(b) Reports on Form 8-K

    On October 22, 1996, the Company filed a report under Item 5 on Form 8-K, dated October 22, 1996, as amended pursuant to Form 8-K/A filed November 5, 1996, with respect to the filing of Amendments No. 1 and No. 2, respectively, to the Registration Statement on Form S-4 with the SEC.


    On November 13, 1996, the Company filed a report under Item 5 on Form 8-K, dated November 13, 1996, with respect to the issuance by the Company of $200,000,000 of 6-3/4% Notes due 2003 and $200,000,000 of 7-1/2% Debentures
due 2026, under an Indenture dated as of November 13, 1996, between EPG and The Chase Manhattan Bank, as Trustee.

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


                                        EL PASO NATURAL GAS COMPANY
                                        ---------------------------
                                                (Registrant)



    Date:  November 14, 1996            /s/  H. BRENT AUSTIN
                                        ---------------------------------
                                                  H. Brent Austin
                                           Executive Vice President and
                                              Chief Financial Officer



    Date:  November 14, 1996            /s/  JEFFREY I. BEASON
                                        -----------------------------------
                                                Jeffrey I. Beason
                                         Vice President, Controller, and
                                                   Treasurer

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                   DESCRIPTION
  -------                 -----------

    4.1  -   Indenture, dated as of November 13, 1996, between EPG and The
             Chase Manhattan Bank, as Trustee (incorporated by reference to
             Exhibit 4.1 of EPG's Current Report on Form 8-K dated November
             13, 1996, file No. 1-2700, filed November 13, 1996).

    4.2  -   Form of 6-3/4% Note due 2003 (incorporated by reference to
             Exhibit 4.2 of EPG's Current Report on Form 8-K dated November
             13, 1996, file No. 1-2700, filed November 13, 1996).

    4.3  -   Form of 7-1/2% Debenture Due 2026 (incorporated by reference to
             Exhibit 4.3 of EPG's Current Report on Form 8-K dated November
             13, 1996, file No. 1-2700, filed November 13, 1996).

   10.1  -   $750,000,000 Revolving Credit and Competitive Advance Facility
             Agreement, dated as of November 4, 1996, among EPG, the several banks and other financial institutions from time to time parties to the Agreement (the "Lenders") and The Chase Manhattan Bank,
             agent, and as CAF Advance Agent for the Lenders thereunder.

   10.2  -   $250,000,000 Revolving Credit and Competitive Advance Facility
             Agreement, dated as of November 4, 1996, among EPG, the several banks and other financial institutions from time to time parties to the Agreement (the "Lenders"), and The Chase Manhattan Bank,
             as administrative agent and as CAF Advance Agent for the
             Lenders thereunder.

   11    -   Computation of Earnings Per Common Share

   27    -   Financial Data Schedule