Form 10-K
period 1996-12-31
EL PASO NATURAL GAS CO
filed 1997-03-07
CIK 31986

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                           74-0608280
         (State or Other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                           Identification No.)

             EL PASO ENERGY BUILDING
                  1001 LOUISIANA
                  HOUSTON, TEXAS                                          77002
     (Address of Principal Executive Offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
         -------------------                        ---------------------
Common Stock, par value $3 per
  share...............................  New York Stock Exchange
Preferred Stock Purchase Rights.......  New York Stock Exchange
9.45% Notes due 1999..................  New York Stock Exchange
8 5/8% Debentures due 2012............  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of February 28, 1997, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date: $3,152,151,839.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $3 per share. Shares outstanding on February 28, 1997: 58,775,906

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: El Paso Natural Gas Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

================================================================================

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   59

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   59
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   59
Item 13.  Certain Relationships and Related Transactions..............   59

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   59
          Signatures..................................................   64

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

                                                                DEFINITIONS
                                                                -----------
ALJ...............................  Administrative Law Judge
Bcf...............................  Billion cubic feet
Bcf/d.............................  Billion cubic feet per day
Board.............................  Board of directors of El Paso Natural Gas Company
CFE...............................  Comision Federal de Electricidad, the Mexican government-owned electric utility
Company...........................  El Paso Natural Gas Company, now doing business as El Paso Energy
                                    Corporation, and its subsidiaries, unless the context otherwise requires
Cornerstone.......................  Cornerstone Natural Gas, Inc., a wholly owned subsidiary of El Paso
                                    Field Services Company
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
Dakota............................  Dakota Gasification Company
CPUC..............................  California Public Utilities Commission
Dth...............................  Decatherm
East Tennessee....................  East Tennessee Natural Gas Company, a wholly owned subsidiary of
                                    Tennessee Gas Pipeline Company
Edison............................  Southern California Edison Company
EPA...............................  United States Environmental Protection Agency
EPEI..............................  El Paso Energy International Company, a wholly owned subsidiary of
                                    El Paso Natural Gas Company
EPEM..............................  El Paso Energy Marketing Company (formerly Eastex Energy Inc.), a wholly owned subsidiary of El Paso Natural Gas Company, unless the context requires otherwise
EPFS..............................  El Paso Field Services Company, a wholly owned subsidiary of El
                                    Paso Natural Gas Company
EPG...............................  El Paso Natural Gas Company, unless the context otherwise requires
EPNC..............................  El Paso New Chaco Company, a wholly owned subsidiary of El Paso
                                    Natural Gas Company
EPTPC.............................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of El Paso Natural Gas Company
FERC..............................  the Federal Energy Regulatory Commission
GSR...............................  Gas supply realignment
Holding Company...................  A new Delaware corporation, proposed to be formed to become the holding company parent of the Company
IRS...............................  Internal Revenue Service
Mgal/d............................  Thousand gallons per day
Midwestern........................  Midwestern Gas Transmission Company, a wholly owned indirect subsidiary of Tennessee Gas Pipeline Company
MMcf/d............................  Million cubic feet per day
Mdth/d............................  Thousand decatherms per day
MPC...............................  Mojave Pipeline Company, a wholly owned subsidiary of El Paso
                                    Natural Gas Company
MW(s).............................  Megawatt(s)

                                                                DEFINITIONS
                                                                -----------
New Tenneco.......................  Tenneco Inc., subsequent to the Merger and Distributions, consisting of the automotive parts, packaging and administrative services businesses
NGLs..............................  Natural gas liquids
Odd-Lot Holders...................  Shareholders of El Paso Natural Gas Company owning beneficially fewer than 100 shares of El Paso Natural Gas Company's common stock
Old Tenneco.......................  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to its acquisition by the Company
OPEB..............................  Other Postretirement Employee Benefits
OPIC..............................  Overseas Private Investment Corporation
OTC...............................  Over-The-Counter
PASA..............................  Pipeline Authority of South Australia
PCB(s)............................  Polychlorinated biphenyl(s)
Pemex.............................  Pemex Gas y Petroquimica Basica, a Mexican state-owned company
PG&E..............................  Pacific Gas & Electric Company
Plan..............................  Dividend Reinvestment and Common Stock Purchase Plan
Premier...........................  Premier Gas Company, a wholly owned subsidiary of El Paso Energy
                                    Marketing Company
Program...........................  Continuous Odd-Lot Stock Sales Program
PRP(s)............................  Potentially Responsible Party(ies)
PSC...............................  Public Service Company of Colorado
Reorganization....................  Proposed merger of El Paso Natural Gas Company with a direct subsidiary of the Holding Company to reorganize the Company into a holding company structure
RI/FS.............................  Remedial Investigation/Feasibility Study
SAR(s)............................  Stock Appreciation Right(s)
SEC...............................  Securities and Exchange Commission
SFAS..............................  Statement of Financial Accounting Standards
SoCal.............................  Southern California Gas Company
Tcf...............................  Trillion cubic feet
TEPCO.............................  The El Paso Company, formerly the parent company of El Paso Natural
                                    Gas Company
TDEC..............................  Tennessee Department of Environment and Conservation
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
TGTC..............................  TransColorado Gas Transmission Company
TransAmerican.....................  TransAmerican Natural Gas Corporation
TransTexas........................  TransTexas Gas Corporation
Transwestern......................  Transwestern Pipeline Company

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     EPG is a Delaware corporation incorporated in 1928. The Company's principal operations include the interstate and intrastate transportation, gathering and processing of natural gas; the marketing of natural gas, natural gas liquids, electricity, crude oil and refined products; and the development and operation of energy infrastructure facilities worldwide. The Company owns or has interests in over 28,000 miles of interstate and intrastate pipeline and 7,900 miles of gathering systems connecting the nation's principal natural gas supply regions to the four largest gas consuming regions in the U.S., namely the Gulf Coast, California, the Northeast and the Midwest. In recognition of changes in the natural gas industry and the manner in which EPG manages its businesses, and in order to facilitate a more detailed understanding of the various activities in which it engages, EPG began doing business under the name El Paso Energy Corporation (effective April 22, 1996) and has segregated its business activities into three segments: (i) natural gas transmission; (ii) field and merchant services; and (iii) corporate and other, which includes the Company's international development activities. For information concerning the operating revenues, operating income and identifiable assets attributable to each of these segments, see Note 12 of Item 8, Financial Statements and Supplementary Data.

     In December 1996, the Company completed the $4 billion acquisition of EPTPC (the "Merger"), in a transaction accounted for as a purchase. The Merger was effected in accordance with the Amended and Restated Agreement and Plan of Merger dated as of June 19, 1996 (the "Merger Agreement"). In the Merger, Old Tenneco changed its name to EPTPC. Prior to the Merger, Old Tenneco and its subsidiaries effected various intercompany transfers and distributions which restructured, divided and separated their businesses, assets and liabilities so that all the assets, liabilities and operations related to their automotive parts, packaging and administrative services businesses (collectively, the "Industrial Business") and their shipbuilding business (the "Shipbuilding Business") were spun-off to Old Tenneco's then existing common stockholders (the "Distributions"). Following the Distributions, EPTPC's business consisted principally of the interstate transportation of natural gas, as well as unregulated business operations such as gas marketing, intrastate pipelines, international pipelines and power generation, and domestic power generation. This acquisition created the nation's first coast-to-coast natural gas pipeline system and continued the Company's effort to expand its presence in non-regulated portions of the energy industry. As a result of the Merger, EPG indirectly owns 100 percent of the common equity and approximately 75 percent of the combined equity value of EPTPC. The remaining 25 percent of the combined equity of EPTPC is comprised of $296 million of preferred stock issued in a public offering by Old Tenneco on November 18, 1996, which remains outstanding. In June 1996, the Company acquired Cornerstone. Cornerstone consisted of approximately 700 miles of gathering and transportation systems and seven natural gas processing and treating facilities principally located in Texas and Louisiana. The Company acquired Eastex Energy Inc. in September 1995 and Premier in December 1995. Effective July 1996, the name Eastex Energy Inc. was changed to, and its subsidiaries were merged into, EPEM. EPEM is a full service natural gas merchant which conducts wholesale gas marketing and related services on a national basis. For a further discussion of these acquisitions, see Note 2 of
Item 8, Financial Statements and Supplementary Data.

                            NATURAL GAS TRANSMISSION

     The natural gas transmission segment is comprised of five interstate pipeline systems: the TGP System, the EPG System, the Midwestern System, the East Tennessee System, and the MPC System, collectively referred to as the Interstate System. The Interstate System totals approximately 26,600 miles of transmission pipeline.

     The TGP System. The TGP System consists of approximately 14,800 miles of pipeline with a design capacity of 5,460 MMcf/d. During 1996, TGP transported natural gas representing 99 percent of its capacity. The TGP System serves the northeast section of the U.S., including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of Texas and Louisiana, including the Gulf of Mexico.

     The EPG System. The EPG System consists of approximately 9,900 miles of pipeline with a design capacity of 4,744 MMcf/d. During 1996, EPG transported natural gas representing approximately 74 percent of its capacity. California is the single largest market served by the EPG System, which also serves markets in Nevada, Arizona, New Mexico, Texas and northern Mexico. The EPG System is connected to one of the most prolific supply basins in the nation, the San Juan Basin of northern New Mexico and southern Colorado, and also accesses natural gas supplies in the Permian and Anadarko Basins.

     The Midwestern System. The Midwestern System consists of approximately 400 miles of pipeline with a design capacity of 800 MMcf/d. During 1996, Midwestern transported natural gas representing approximately 82 percent of its capacity. The Midwestern System extends from a connection with the TGP System at Portland, Tennessee, to Chicago and principally serves the Chicago metropolitan area.

     The East Tennessee System. The East Tennessee System consists of approximately 1,100 miles of pipeline with a design capacity of 630 MMcf/d. During 1996, East Tennessee transported natural gas representing approximately 56 percent of its capacity. The East Tennessee System serves the states of Tennessee, Virginia and Georgia and connects with the TGP System in Springfield and Lobelville, Tennessee.

     The MPC System. The MPC System consists of approximately 450 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 1996, MPC transported natural gas representing approximately 75 percent of its capacity. The MPC System is connected with the EPG System at Topock, Arizona and extends to customers in the vicinity of Bakersfield, California.

     Other. The Company has a one-third interest in TGTC, which was formed for the purpose of constructing and operating a 292-mile pipeline with a design capacity of approximately 300 MMcf/d, from northwestern Colorado to the San Juan Basin. The Company also owns a 17.8 percent interest in Portland Natural Gas Transmission System, L.P., which is developing a 224-mile pipeline with a projected capacity of 178 MMcf/d running from the Canadian border near Pittsburg, New Hampshire, to Dracut, Massachusetts.

  REGULATORY ENVIRONMENT

     The Interstate System is subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

     Industry Restructuring. In the mid-1980s, FERC began a series of actions which ultimately had the effect of substantially removing interstate pipelines from the gas purchase and resale business and confining their role to transportation of gas owned by others. In Order No. 436, issued in 1985, FERC began this transition by requiring interstate pipelines to provide non-discriminatory access to their facilities for all transporters of natural gas. This requirement enabled consumers to purchase their own gas and have it transported on the interstate pipeline system, rather than purchase gas from the pipelines. The transition was completed with Order No. 636, issued in 1992, in which FERC required all interstate pipelines to "unbundle" their sales and transportation services so that the transportation services they provided to third parties would be "comparable" to the transportation services accorded to gas owned by the pipelines. FERC's stated purpose was to ensure that the pipelines' monopoly over the transportation of natural gas did not distort the gas producer sales market, which had by then been essentially deregulated.

     One of the obstacles to this transition was the existence of long-term gas purchase contracts between pipelines and producers which required the pipelines to take or pay for a significant percentage of the gas which the producer was capable of delivering. While FERC did not deal with this issue initially, it eventually adopted rate recovery procedures which facilitated negotiations between pipelines and producers to address take-or-pay issues. In Order No. 636, FERC provided that pipelines could recover 100 percent of the costs prudently incurred to terminate their gas purchase obligations. In July 1996, the Court of Appeals issued its decision upholding, in large part, Order No. 636, and remanded to FERC several issues for further explanation, including further explanation of FERC's decision to allow pipelines to recover 100 percent of GSR costs and FERC's requirement that pipelines allocate 10 percent of GSR costs to interruptible transportation customers. In February 1997, FERC reaffirmed its decision to allow pipelines to recover 100 percent of GSR costs. In addition, FERC modified the requirement that pipelines allocate 10 percent of GSR costs to interruptible customers to permit pipelines to propose an allocation of any percentage of such costs to their interruptible customers. For a further discussion of GSR issues related to TGP, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 3, Legal Proceedings, and Note 6 of
Item 8, Financial Statements and Supplementary Data.

     TGP. In December 1994, TGP filed for a general rate increase (the "1995 Rate Case"). In January 1995, FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A Stipulation and Agreement (the "Stipulation") was filed with an ALJ in this proceeding in April 1996. The Stipulation resolves the rates that are the subject of the 1995 Rate Case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. Under the Stipulation, TGP is required to refund, upon final approval of the Stipulation, the difference between the revenues collected under the July 1, 1995 motion rates and the revenues that would have been collected pursuant to the rates underlying the Stipulation. In October 1996, FERC approved the Stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals, in February 1997, a Petition for Review of the FERC orders approving the Stipulation.

     For a discussion of recent FERC proceedings relating to the recovery by TGP of certain environmental costs as a component of the rates charged by its interstate pipeline operations, see Note 6 of Item 8, Financial Statements and Supplementary Data.

    EPG. In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above-mentioned rate case and issues surrounding certain contract reductions and expirations that occur from January 1, 1996, through December 31, 1997. The settlement provides for, among other things: (i) a long-term rate stability plan which establishes base rates for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments over 8 years, or less, to EPG by its customers totaling $255 million prior to interest, representing approximately 35 percent of the revenues associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues in excess of a threshold, as defined in the settlement; and (iv) a mechanism to reflect in the base rate increases or decreases resulting from laws or regulations which impact costs at a level in excess of $10 million a year. The settlement provides that any party desiring not to be bound by the settlement may have its rates determined pursuant to procedures established by FERC. FERC staff, the regulatory agencies of California, Arizona, and Nevada, the state of New Mexico, and customers representing 95 percent of the firm throughput on EPG's mainline transmission system support EPG's settlement.

     In March 1996, Edison, a firm shipper on EPG's system, filed its own offer of settlement. One party supported Edison's proposal, while several other parties independently contested elements of EPG's settlement. In January 1997, the Chief ALJ certified EPG's settlement to FERC and severed the contesting parties. Edison requested reconsideration of the certification. Edison and other contesting parties also provided notice of their intention to preserve their rights to contest this matter, including through litigation. A decision by FERC on both the certification and the merits of EPG's settlement is pending.

     For a further discussion of regulatory matters related to TGP and EPG, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Item 8, Financial Statements and Supplementary Data.

  MARKETS AND COMPETITION

     The Interstate System faces varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and oil. The potential consequences of the proposed restructuring of the electric power industry are currently unclear. It may benefit the natural gas industry by creating more demand for gas turbine generated electric power, or it may hamper demand by allowing more effective use of surplus electric capacity through increased wheeling as a result of open access. At this time, the Company is not projecting a significant increase in gas demand as a result of such restructuring.

     The TGP System. Customers of TGP include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies. Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will be expiring over the next four years, principally in the year 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to Northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to this area. Although TGP intends to pursue the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether TGP will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts. Accordingly, the Company presently is unable to ascertain whether or not the expiration and renegotiation, extension and/or replacement of these transportation contracts will have a materially adverse effect on the Company's financial position or results of operations.

     In a number of key markets, TGP faces competitive pressure from other major pipeline systems, enabling local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of gas and the cost of transportation. Competition between pipelines is particularly intense in TGP's supply area, Louisiana and Texas. TGP also faces varying degrees of competition from alternative energy sources, such as electricity, coal, and oil. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's expiring contracts may be impacted by the foregoing competitive factors.

     The EPG System. EPG maintains a significant competitive position in the California market by virtue of the fact that its pipeline is currently the lowest-cost transporter of, and the principal means of moving, natural gas from the San Juan Basin to the California border. EPG's current capacity to deliver natural gas to California is approximately 3.3 Bcf/d, equivalent to approximately 48 percent of the total interstate pipeline capacity serving that state. In addition, gas shipped to California across the EPG System represented about 33 percent of the natural gas consumed in the state in 1996.

     Interstate pipeline capacity utilization to California is currently approximately 63 percent and is not expected to reach 100 percent until sometime in the next decade, assuming no new interstate pipeline construction. Currently, EPG has firm transportation contracts covering 88 percent of its 3.3 Bcf/d of capacity to California. By 1998, that figure will likely drop significantly, perhaps to as low as 53 percent. EPG's largest contracts for interstate capacity to California are with SoCal and PG&E, which have both exercised contractual options to relinquish certain capacity rights. For a further discussion of the SoCal and PG&E capacity relinquishments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     EPG faces significant competition from three other companies -- Transwestern, Kern River Gas Transmission Company and Pacific Gas Transmission Company -- each of which transports natural gas to the California market. The combined capacity of these three companies and EPG transporting natural gas to the California market is approximately 6.9 Bcf/d. In 1996, the demand for interstate pipeline capacity to California averaged 4.3 Bcf/d. Competition generally occurs on the basis of the delivered cost of natural gas into the SoCal and PG&E distribution systems.

                          FIELD AND MERCHANT SERVICES

     The field and merchant services segment provides natural gas gathering, products extraction, treating, compression and intrastate transmission services. In addition, the segment purchases, markets and trades natural gas, NGLs, electricity, crude and refined products, and provides risk management services associated with these commodities. This segment owns or has interests in approximately 7,900 miles of gathering systems located in the country's most prolific and active gas production areas, including the San Juan, Anadarko and Permian Basins and East Texas, South Texas, Louisiana and the Gulf of Mexico. In addition, this segment owns or has interests in approximately 1,500 miles of intrastate transmission pipeline, which supply natural gas to the Interstate System and support the Company's trading and marketing operations. The field and merchant services segment also owns or has interests in 18 natural gas processing and treating facilities. The Company's field services business is conducted principally through EPFS, Cornerstone (acquired in June 1996), and the field services activities of EPTPC (acquired in December 1996). The Company's merchant services business is conducted principally through EPEM, El Paso Gas Marketing Company, and the energy marketing activities of EPTPC. The merchant services business has 14 sales offices throughout the U.S. and Canada with headquarters in Houston, Texas.

  FIELD SERVICES

     EPFS, incorporated in June 1993, was formed for the purpose of owning, operating, acquiring and constructing natural gas gathering, processing and other related field facilities. Effective January 1, 1996, EPG transferred to EPFS its non-certificated assets along with certain assets that were no longer subject to FERC jurisdiction. These assets included major gathering systems in the San Juan, Anadarko, and Permian Basins. From this initial asset base, EPFS began to implement plans to increase gathering and processing volumes through a strategy of project developments, acquisitions, and joint ventures.

     Major project developments for EPFS include the construction of the largest cryogenic liquids extraction plant (the "Chaco Plant") in the continental U.S., the construction of the Masters Creek liquids extraction plant and the construction of the Hart Canyon compression project. The Chaco Plant, located in San Juan County, New Mexico, was constructed at a cost of approximately $77 million and replaced a lean oil recovery plant previously operated by EPFS. The Chaco Plant was designed to process 600 MMcf/d and extract 50,000 barrels of NGLs per day. In May 1996, the Chaco Plant began processing natural gas, and by September 1996 was experiencing recovery rates of over 90 percent for ethane and 99 percent for liquids heavier than ethane.

     EPFS completed the construction of the Masters Creek cryogenic liquids extraction plant in November 1996. This plant, located in Rapides Parish, Louisiana, has the capacity to process 50 MMcf/d. EPFS completed the Hart Canyon compression project in November 1995, which consisted of looping several pipelines and adding three field compressor sites. The project added 7,675 horsepower of compression and allowed a certain portion of the system in the San Juan Basin to experience lower operating pressures, which has resulted in a 21 percent increase in production or approximately 15 MMcf/d.

     The field services assets of EPTPC, acquired in December 1996, include approximately 1,500 miles of gathering and intrastate transportation systems and four liquids extraction plants. These assets are principally located in the Gulf Coast region of Texas.

     Effective June 1996, EPFS acquired Cornerstone for approximately $94 million, exclusive of acquisition costs. This acquisition added approximately 700 miles of gathering and transportation systems and seven liquids extraction and natural gas treating facilities. These assets are principally located in Louisiana and East Texas.

     In February 1996, EPFS acquired the Linc and Pandale gathering systems from Tejas Power Corporation. These systems are located in West Texas and currently gather approximately 45 MMcf/d.

     In 1996, EPFS formed a joint venture with KN Energy in order to complete the construction of the Coyote Gulch natural gas treating plant. The plant, constructed at a cost of approximately $15 million, is located in La Plata County, Colorado, and has the capacity to treat 120 MMcf/d. Initial treating began in December 1996.

     The following table provides information at December 31, 1996 concerning the natural gas gathering and transportation facilities, as well as natural gas gathered for the years ended December 31:

                                                                                    AVERAGE VOLUME
                                               MILES         GATHERING                 (MDTH/D)
                                                OF           CAPACITY      --------------------------------
                  SYSTEM                    PIPELINE(1)     (MMCF/D)(2)      1996        1995        1994
                  ------                    -----------     -----------    --------    --------    --------
San Juan Basin............................      5,500           1,180       1,139       1,042       1,091
Permian Basin.............................      1,074             515         223         164         170
Anadarko Basin............................        667             425         135         116          92
Louisiana/East Texas(3)...................        704             696         280          --          --
Gulf Coast Region(3)......................      1,480           1,936         700          --          --

------------

(1) Mileage amounts shown are approximate for the total system and have not been reduced to reflect EPFS's net ownership interest.

(2) All capacity information reflects EPFS's net ownership and is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system.

(3) Average daily volumes for Cornerstone, acquired in June 1996, and for the field services activities of EPTPC, acquired in December 1996, are reflected from the date of acquisition.

     The following table provides information concerning the processing facilities at December 31, 1996:

                                                                              AVERAGE        AVERAGE
                                                                               INLET           NGLS
                                                                INLET          VOLUME       PRODUCTION
                                                              CAPACITY        (MDTH/D)       (MGAL/D)
                           PLANT                             (MMCF/D)(1)        1996           1996
                           -----                             -----------      --------      ----------
San Juan Basin(2)..........................................       600           557            1,315
Louisiana/East Texas(3)....................................       242           160              304
Gulf Coast Region(3).......................................        91            63              107

------------

(1) All capacity information reflects EPFS's net ownership.

(2) Average daily NGLs production since commencement of Chaco Plant operations in May 1996.

(3) Average daily volumes and NGLs production for Cornerstone, acquired in June 1996, and for the field services activities of EPTPC, acquired in December 1996, are reflected from the date of acquisition.

     EPFS focuses on providing its customers with wellhead-to-mainline field services, including gathering, products extraction, dehydration, purification and compression. EPFS, together with EPEM, is able to offer its customers fully bundled gas services with a broad range of pricing options as well as financial risk management products. EPFS also provides well-ties and can offer real-time information services, including electronic wellhead gas flow measurement.

     EPFS provides a variety of fee structures including fixed fee per decatherm, floating fee per decatherm indexed to the applicable local area price of gas, or percentage of products extracted. EPFS, through Cornerstone, may also purchase gas at the wellhead and, if there is no local market, arrange transportation on intrastate or interstate pipelines and resell the gas to local distribution companies, utilities, commercial or industrial end-users, or other natural gas marketing companies.

  Competition

     EPFS operates in a highly competitive environment that includes independent gathering and processing companies, interstate and intrastate companies, gas marketers, and oil and gas producers. EPFS competes for throughput primarily based on price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service, and access to favorable downstream markets.

  MERCHANT SERVICES

     The Company, through its merchant services business, markets and trades natural gas, NGLs, electricity, crude and refined products and has emerged as one of North America's largest energy marketing and trading companies, ranking among the top 10 companies in volume of gas marketed in 1996. In December 1996, EPEM marketed physical and financial volumes of over 7,200 Mdth/d.

     A broad range of energy products and services is provided, including supply aggregation, transportation management and integrated price risk management. EPEM maintains a diverse natural gas supplier and customer base serving producers, utilities (including local distribution companies and power plants), municipalities, and a variety of industrial and commercial end users. In 1996, the Company served approximately 400 producer/suppliers, and approximately 700 sales customers in 26 states with transportation of gas supplies on 40 pipelines.

     Set forth below are marketed physical and financial gas volumes for the years ended December 31:

                                                            1996(1)      1995      1994
                                                            -------    --------    -----
                                                                      (MDTH/D)
                                                            ----------------------------
Marketed Gas Volumes......................................    6,320      773        355

(1) Average daily volumes for the energy marketing activities of EPTPC, acquired in December 1996, are reflected from the date of acquisition.

     Demand for natural gas products and services has primarily resulted from the deregulation effects of FERC Order No. 636, the commercialization of natural gas, and the intense competition within the industry. Volatility in the physical and financial gas markets has compounded the effects of these changes creating greater service opportunities.

     In the course of its business, the Company trades and develops a market in natural gas in both the physical and financial markets, and purchases or sells swaps and options in the OTC markets with major energy merchants. The Company seeks to maintain a balanced portfolio of supply and demand contracts and utilizes the New York Mercantile Exchange and OTC financial markets to hedge against price and basis risk which may affect those obligations. To support these activities, the Company employs centralized corporate risk management and hedging strategies. In addition to these hedging activities, the Company also engages in selective trading of these financial instruments. For additional information regarding the use of financial instruments, see Note 5 of Item 8, Financial Statements and Supplementary Data.

     In 1996, a power marketing group was formed to capitalize on the opportunities created from the deregulation of the electric industry. This group will participate in wholesale power trading and offer products and services to industrial and commercial end users of electricity. During 1996, the power marketing group sold 3,555,000 MW hours of electricity, ranking it in the top 25 power marketers in the country. Additionally, during 1996, the Company began marketing NGLs, crude and refined products.

  Competition

     The merchant services business' primary competitors include: (i) marketing affiliates of major oil and gas producers; (ii) marketing affiliates of large local distribution companies; (iii) marketing affiliates of other interstate and intrastate pipelines; and (iv) independent energy marketers with varying scopes of operations and financial resources. The Company competes on the basis of price, access to production, imbalance management, and experience in the market place.

                              CORPORATE AND OTHER

     The Company's corporate and other segment includes its international development activities, as well as certain other corporate activities. The international development activities are conducted principally through EPEI and the international activities of EPTPC (acquired in December 1996).

  INTERNATIONAL AND OTHER ENERGY-RELATED BUSINESS

     EPEI was incorporated in June 1995 for the purpose of investing in energy projects with an emphasis on projects involving the development of infrastructure to gather, transport and use natural gas in northern Mexico and Latin America. With the combination of EPTPC's international activities, the focus of international project pursuit has expanded to encompass Australia, Asia, Europe and other Latin American countries. Set forth below are brief descriptions of the projects that are either operational or are in various stages of development.

     Samalayuca Project. The Company has a 30 percent interest in an international consortium that is constructing a 700 MW combined cycle gas fired power generation facility located in Samalayuca, Chihuahua, Mexico. Completion of the plant is scheduled for 1999 whereupon CFE will operate the plant under a 20-year lease. Upon completion of the lease term, ownership will be transferred to CFE. The Company's investment in this plant is expected to be approximately $40 million.

     Aguaytia Project. The Company is a member of a consortium that is developing an integrated gas and power project near Pucallpa, in central Peru, called the Aguaytia Energy Project. The Company's economic interest in the project is approximately 24 percent and its equity investment is estimated to be approximately $26 million, which will be funded over the two-year construction period. The project consists of constructing a single cycle 155 MW power plant and transmission lines and developing the gas supply to power the plant. The plant is expected to commence operations during 1998. The consortium will sell electricity, propane and natural gas to meet the growing demand for energy in Peru. The project was initially proposed to be funded with 60 percent equity; however, the consortium is negotiating a loan from the Inter-American Development Bank which will reduce the equity requirements to approximately 40 percent. The Company has obtained full political risk insurance for its equity investment from OPIC.

     Australia Project. In 1995, a subsidiary of EPTPC was selected to construct, own and operate a 470-mile natural gas pipeline in Queensland, Australia. Construction of the pipeline was completed in December 1996 at a total cost of $170 million. Additionally, in June 1995, EPTPC acquired the natural gas pipeline assets of PASA, which includes a 488-mile pipeline, for $225 million. In December 1996, the Company received approximately $400 million through debt financing and the subsequent sale of 70 percent of its ownership interest in these projects.

     Indonesia Project. The Company has a 50 percent ownership interest in a producing gas field (having reserves of approximately 500 Bcf) and a 47.5 percent ownership in a 135 MW power generating plant under construction in South Sulawesi, Indonesia. The $225 million project has been financed with approximately $179 million in debt. The electricity from the power generating plant will be sold to the national electric utility pursuant to a long-term contract. The Company has obtained political risk insurance for its equity investment.

     Pakistan Project. In February 1997, the Company acquired a 42 percent interest in a 151 MW power generating plant to be constructed in Kabirwala, Pakistan. The Company is obligated to invest approximately $18 million in the project. Project financing in the amount of approximately $128 million closed in early 1997 and construction has begun. Long-term fuel supply agreements and electricity sales agreements with Pakistani national corporations have been entered into by the project company and are guaranteed by the Pakistani Government. The Company is seeking to obtain political risk insurance for its equity investment.

     Hungary Project. In September 1996, a subsidiary of EPTPC was selected to acquire a 50 percent controlling interest in an operating 70 MW power plant located in Danaujvaros, Hungary. The electricity generated at this plant is consumed by Dunaferr, the largest steel mill in Hungary. Excess power is sold pursuant to long-term contracts to the Hungarian national electric utility. Subject to satisfaction of certain conditions, the acquisition is scheduled to be finalized in the first quarter of 1997. The assets will be acquired for approximately $25 million, and no financing will be involved. The Company is seeking political risk insurance from OPIC for its equity investment. The acquisition agreement requires the Company to study and, if deemed economically feasible, to expand the electric generating plant. The feasibility study is underway.

     Other Projects. The Company has a 17.5 percent interest in a 240 MW power plant in Springfield, Massachusetts, and a 50 percent interest in two additional cogeneration projects in Florida which have a combined capacity of 220 MWs.

OTHER

     As a result of the Merger, the Company holds certain limited assets and is responsible for certain liabilities, which the Company estimates to be approximately $600 million, of EPTPC's existing and discontinued operations and businesses. In addition, the Company, through its corporate and other segment, performs management, legal, financial, tax, consultative, administrative and other services for the business segments of the Company.

     During the first quarter of 1996, the Company adopted a program to reduce operating costs through work force reductions and improved work processes and adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million
($47 million for employee separation costs and $52 million for asset impairments) in the first quarter of 1996. For a further discussion, see Note 3 of Item 8, Financial Statements and Supplementary Data.

                                 ENVIRONMENTAL

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of December 31, 1996, the Company had a reserve of approximately $215 million for the following environmental contingencies which the Company anticipates incurring through 2027: (i) expected remediation costs and associated onsite, offsite and groundwater technical studies of approximately $162 million; and (ii) other costs of approximately $53 million. For a further discussion of specific environmental matters, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 3, Legal Proceedings, and Note 6 of Item 8, Financial Statements and Supplementary Data.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $5 million in 1997 and that capital expenditures for environmental matters will range from approximately $45 million to $85 million in the aggregate for the years 1998 through 2007. These expenditures primarily relate to compliance with air regulations and control of water discharges.

                                   EMPLOYEES

     The Company had approximately 4,300 full-time employees on December 31, 1996. The Company has no collective bargaining arrangements. Subsequent to the Merger, EPTPC implemented a program to streamline operations and reduce operating costs. Since December 31, 1996, EPTPC has reduced its workforce by 340 employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of EPG as of February 28, 1997, were as follows:

                                                                             OFFICER
            NAME                                  OFFICE                      SINCE     AGE
            ----                                  ------                     -------    ---
William A. Wise..............  Chairman of the Board and Chief Executive      1983      51
                                 Officer of EPG
Richard Owen Baish...........  President of EPG                               1987      50
H. Brent Austin..............  Executive Vice President and Chief Financial   1992      42
                                 Officer of EPG
Joel Richards III............  Executive Vice President of EPG                1990      50
Britton White, Jr............  Executive Vice President and General Counsel   1991      53
                                 of EPG
John D. Hushon...............  President, EPEI                                1996      51
Greg G. Jenkins..............  President, EPEM                                1996      39
Robert G. Phillips...........  President, El Paso Energy Resources Company    1995      42
Mark A. Searles..............  President, EPFS                                1995      40
John W. Somerhalder II.......  President, TGP                                 1990      41

     Mr. Wise has been Chairman of the Board of EPG since January 1994 and Chief Executive Officer since January 1990. He was President of EPG from April 1989 to April 1996. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of EPG. From January 1984 to February 1987, he was a Senior Vice President of EPG. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company.

     Mr. Baish has been President of EPG since April 1996. From September 1994 until April 1996, he was Executive Vice President of EPG and was Senior Vice President from November 1990 to August 1994. He was General Counsel and Corporate Secretary from November 1990 to December 1990 and Vice President and Associate General Counsel from March 1987 to October 1990.

     Mr. Austin has been Executive Vice President of EPG since May 1995. He has been Chief Financial Officer of EPG since April 1992. He was Senior Vice President of EPG from April 1992 to April 1995. He was Vice President, Planning and Treasurer of BR from November 1990 to March 1992 and Assistant Vice President, Planning of BR from January 1989 to October 1990.

     Mr. Richards has been Executive Vice President of EPG since December 1996. From January 1991 until December 1996, he was Senior Vice President of EPG. He was Vice President from June 1990 to December 1990. He was Senior Vice President, Finance and Human Resources of Meridian Minerals Company, a wholly owned subsidiary of BR, from October 1988 to June 1990.

     Mr. White has been Executive Vice President of EPG since December 1996 and General Counsel of EPG since March 1991. He was Senior Vice President and General Counsel of EPG from March 1991 until December 1996. From March 1991 to April 1992, he was also Corporate Secretary of EPG. For more than five years prior to that time, Mr. White was a partner in the law firm of Holland & Hart.

     Mr. Hushon has been President of EPEI since April 1996. He was Senior Vice President of EPEI from September 1995 to April 1996. For more than five years prior to that time, Mr. Hushon was a senior partner in the law firm of Arent Fox Kintner Plotkin & Kahn.

     Mr. Jenkins has been President of EPEM since December 1996. He was Senior Vice President and General Manager of Entergy Corp. from May 1996 to December 1996 and President and Chief Executive Officer of Hadson Gas Services Company from December 1993 to January 1996. For more than five years prior to that time, Mr. Jenkins was in various managerial positions with Santa Fe Energy Company.

     Mr. Phillips has been President of El Paso Energy Resources Company since December 1996. He was President of EPFS from April 1996 to December 1996 and was a Senior Vice President of EPG from

September 1995 to April 1996. For more than five years prior to that time, Mr. Phillips was Chief Executive Officer of Eastex Energy Inc.

     Mr. Searles has been President of EPFS since December 1996. He was President of EPEM from September 1995 to December 1996. From March 1994 to September 1995 Mr. Searles was President and Chief Operating Officer of Eastex Energy Inc. For more than five years prior to that time, he held various managerial positions with Enron Corp.

     Mr. Somerhalder has been President of TGP since December 1996. He was President of El Paso Energy Resources Company from April 1996 to December 1996 and Senior Vice President of EPG from August 1992 to April 1996. From January 1990 to July 1992, he was Vice President of EPG.

     Executive officers hold offices until their successors are elected and qualified, subject to their earlier removal.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business and is incorporated by reference herein.

     The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. In addition the Company's physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

     In July 1996, EPG and TGP were served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia. The plaintiff filed this action under the False Claims Act against most interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian lands, which deprived the United States of royalties otherwise due it. Among other things, the plaintiff seeks to recover, unspecified treble damages on behalf of the United States. The plaintiff is also seeking to recover his finder's fee and attorneys' fees. All defendants, most of whom are pursuing a combined defense, have filed responsive motions. The plaintiff responded to those motions in January 1997. Oral arguments are set for March 12, 1997. Both EPG and TGP believe that there are valid jurisdictional and procedural defenses to the plaintiff's complaint; however, even if the plaintiff is ultimately entitled to pursue his claims, EPG and TGP believe that they have substantive defenses, including that their measurement practices are consistent with industry practice and all applicable standards, regulations, contracts, and tariffs and that EPG and TGP should not be liable in any event. Based on information available at this time, EPG and TGP do not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations.

     On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Texas Court of Appeals favorable to TGP involving a gas purchase contract and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion. In June 1996, TGP filed a motion for rehearing with the Texas Supreme Court which was denied in August 1996. In December 1996, TGP entered into settlement agreements with each of the parties to this gas purchase contract. As a result of these settlements, the gas purchase contract is now terminated. TGP paid a total of $74 million to terminate this contract. In addition, all related litigation was terminated. During the course of this action, TGP either paid, or provided for the payment of, amounts it believes were appropriate to cover the resolution of its contract reformation litigation, including providing a bond in the amount of $206 million. On September 30, 1996, TGP paid approximately $193 million to the producers and the producers agreed to release all but approximately $2 million of the bonded amount. On November 1, 1996, a final order was issued which assessed only $456,000 of the $2 million to TGP and TGP was released from the remaining bond amount. TGP has filed with FERC to recover these payments from its customers.

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are essentially complete; in addition, pursuant to the Consent Order dated August 1, 1995, between TGP and the Pennsylvania Department of Environmental Protection, TGP funded an environmentally beneficial project for $450,000 in April 1996 and paid a $500,000 civil penalty in September 1996. Remediation and characterization work at the compressor stations under its consent order with the EPA and the jurisdiction of the New York Department of Environmental Conservation is ongoing. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

     In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency, and continues to work to resolve the remaining issues. Management believes that the resolution of this issue will not have a materially adverse effect on the Company's financial position or results of operations.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     EPG held a special meeting of stockholders on December 9, 1996. The proposal presented for a stockholders' vote was the approval of the issuance by EPG of up to 23,894,862 shares of common stock in connection with the transactions contemplated by the Merger Agreement, as such may be amended, supplemented or modified from time to time.

                                                                FOR        AGAINST     ABSTAIN
                                                             ----------    --------    --------
Issuance of common stock...................................  23,605,943    181,417     155,077

There were no broker non-votes for the issuance of common stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     EPG's common stock is traded on the New York Stock Exchange. As of February 28, 1997, the approximate number of holders of record of common stock was 96,900. This does not include individual participants on whose behalf a clearing agency, or its nominee, holds EPG's common stock.

     The following table reflects the high and low sales prices for EPG's common stock for the periods indicated based on the daily composite listing of stock transactions for the New York Stock Exchange and cash dividends declared during those periods.

                                                            HIGH       LOW     DIVIDENDS
                                                           -------   -------   ---------
                                                                    (PER SHARE)
1996
  First Quarter..........................................  $38.125   $28.625     $0.3475
  Second Quarter.........................................  $39.000   $34.250     $0.3475
  Third Quarter..........................................  $45.875   $37.750     $0.3475
  Fourth Quarter.........................................  $53.250   $44.000     $0.3475
1995
  First Quarter..........................................  $32.500   $28.000     $0.3300
  Second Quarter.........................................  $29.875   $26.875     $0.3300
  Third Quarter..........................................  $29.500   $24.750     $0.3300
  Fourth Quarter.........................................  $31.625   $26.500     $0.3300

     In January 1997, the Board declared a quarterly dividend of $0.365 per share on EPG's common stock, payable on April 1, 1997, to stockholders of record on March 14, 1997. The declaration of future dividends will be dependent upon business conditions, earnings, the cash requirements of EPG, and other relevant factors.

     In February 1997, the Company sold approximately 3 million shares of its common stock. Proceeds of $152 million were received, net of issuance costs.

     EPG has made available the Program, in which Odd-Lot Holders are offered a convenient method of disposing of all their shares without incurring any brokerage costs associated with the sale of an odd-lot. Only Odd-Lot Holders are eligible to participate in the Program. The Program is strictly voluntary, and no Odd-Lot Holder is obligated to sell pursuant to the Program. A brochure and related materials describing the Program were sent to Odd-Lot Holders in February 1994. The Program currently does not have a termination date, but EPG may suspend the Program at any time. Inquiries regarding the Program should be directed to The First National Bank of Boston.

     EPG has made available the Plan, which provides all stockholders of record a convenient and economical means of increasing their holdings in EPG's common stock. A stockholder who owns shares of common stock in street name or broker name and who wishes to participate in the Plan will need to have his or her broker or nominee transfer the shares into the stockholder's name. The Plan is strictly voluntary, and no stockholder of record is obligated to participate in the Plan. A brochure and related materials describing the Plan were sent to stockholders of record in November 1994. The Plan currently does not have a termination date, but EPG may suspend the Plan at any time. Inquiries regarding the Plan should be directed to The First National Bank of Boston.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                        1996(A)   1995(A)     1994     1993(B)     1992
                                                        --------  --------   -------   --------   -------
                                                         (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Operating Results Data:
  Operating revenues.................................     $3,010    $1,038    $  870     $  909    $  803
  Employee separation and asset impairment charge....         99        --        --         --        --
  Net income.........................................         38        85        90         92        76
  Earnings per common share..........................       1.06      2.47      2.45       2.46      2.12
  Cash dividends declared per common share...........       1.39      1.32      1.21       1.10      0.75
  Average common shares outstanding..................         36        34        37         37        36

                                                                        DECEMBER 31,
                                                        ---------------------------------------------
                                                        1996(A)   1995(A)    1994    1993(B)    1992
                                                        -------   -------   ------   -------   ------
                                                                        (IN MILLIONS)
Financial Position Data:
  Total assets.......................................    $8,712    $2,535   $2,332    $2,270   $2,051
  Long-term debt.....................................     2,215       772      779       796      637
  Preferred stock of subsidiary......................       296        --       --        --       --
  Other minority interest............................        39        --       --        --       --
  Stockholders' equity...............................     1,638       712      710       708      669

---------------

(a) Reflects the acquisition in September 1995 of Eastex Energy Inc., in December 1995 of Premier, in June 1996 of Cornerstone, and in December 1996 of EPTPC.

(b) Reflects the consolidation in May 1993 of MPC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
GENERAL

     In response to changes in the natural gas industry and the manner in which the Company manages its businesses, the Company restructured its business activities into three segments: (i) natural gas transmission, (ii) field and merchant services, and (iii) corporate and other. To the extent practicable, results of operations for 1995 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during the period. Due to the inability to present 1994 results of operations by segment, the discussion for the year ended December 31, 1995, compared to the year ended December 31, 1994, is presented on a consolidated basis. Operating revenues by segment include intersegment sales which are eliminated in consolidation.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

  NATURAL GAS TRANSMISSION

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               -------------
                                                               1996     1995
                                                               ----     ----
                                                               (IN MILLIONS)
Reservation Revenue.........................................   $503     $505
Transportation Revenue......................................     36       13
Other Revenue...............................................     30       22
                                                               ----     ----
  Operating Revenue.........................................    569      540
Operating Expenses..........................................    346      337
                                                               ----     ----
  Operating Income..........................................   $223     $203
                                                               ====     ====

     Operating revenue for the year ended December 31, 1996, was $29 million higher than for the same period of 1995 primarily due to the acquisition of EPTPC. This increase was partially offset by an accrual for regulatory issues and a decrease in take or pay cost recoveries.

     Operating expenses for the year ended December 31, 1996, were $9 million higher than for the same period of 1995 primarily due to the acquisition of EPTPC. This increase was partially offset by lower operation and maintenance expenses resulting primarily from the Company's program to reduce operating costs which was adopted in the first quarter of 1996. For a further discussion, see Note 3 of Item 8, Financial Statements and Supplementary Data.

  FIELD AND MERCHANT SERVICES

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               -------------
                                                               1996     1995
                                                               ----     ----
                                                               (IN MILLIONS)
Processing Margin...........................................   $ 53     $ 13
Gathering and Treating Margin...............................     80       81
Marketing Margin............................................     47       --
                                                               ----     ----
  Gross Margin..............................................    180       94
Operating Expenses..........................................    123       93
                                                               ----     ----
  Operating Income..........................................   $ 57     $  1
                                                               ====     ====

     Gross margin and operating income increased $86 million and $56 million, respectively. This was primarily a result of increased margins and earnings from the gas processing and gas marketing businesses.

The 1996 increase in marketing margin reflects the results of EPEM for the entire year. The increase in processing margin was primarily caused by the startup of operations at the Chaco Plant and the acquisition of Cornerstone. The Chaco Plant began processing in May 1996 and was fully operational in September 1996. The Chaco Plant processed an average of 570 Mdth/d in the fourth quarter and experienced recoveries of over 90 percent for ethane and 99 percent for propane and heavier NGLs. The Cornerstone gas processing facilities were acquired in June 1996 and have processed an average of 160 Mdth/d since then.

     The gathering and processing operations benefited from an increase in both natural gas and NGLs prices, particularly in the fourth quarter. Many of the EPFS contracts are based on a percentage of products extracted or have fees based on the price of natural gas. Product prices in the fourth quarter of 1996 were near historic highs and had a significant impact on earnings. The Company does not anticipate that these price levels will be experienced in 1997.

     The increase in operating expenses for 1996 was due primarily to the acquisition of Cornerstone in June 1996 and EPEM in September 1995.

  CORPORATE AND OTHER

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               --------------
                                                               1996      1995
                                                               -----     ----
                                                               (IN MILLIONS)
Operating Revenues..........................................   $   1     $  8
Operating Expenses..........................................     111       --
                                                               -----     ----
  Operating Income (Loss)...................................   $(110)    $  8
                                                               =====     ====

     Operating income for 1996 was $118 million lower than the prior year primarily due to a $99 million employee separation and asset impairment charge incurred in the first quarter of 1996. For a further discussion, see Note 3 of
Item 8, Financial Statements and Supplementary Data.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

  CONSOLIDATED

     Operating revenues for the year ended December 31, 1995, were $168 million higher than for the same period of 1994. The increase was primarily due to the acquisition of Eastex Energy Inc. and net reserves reversals. Higher gathering and processing rates and return on take-or-pay receivables also contributed to the increase. Partially offsetting the increase in operating revenues were lower gas sales volumes, gas sales and transportation rates, transportation, gathering and processing volumes, and reservation revenue.

     Operating expenses for the year ended December 31, 1995, were $178 million higher than for the same period of 1994. The increase was primarily due to the acquisition of Eastex Energy Inc., increases in operation and maintenance expense, and depreciation expense. The increase in operation and maintenance expenses was due primarily to higher stock related benefits, higher consultant fees, and higher severance accruals. Offsetting the increase in operating expenses were lower gas purchase volumes, lower average cost of gas, a 1994 litigation special charge, and net reserve reversals.

                            OTHER INCOME AND EXPENSE

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Interest and debt expense for the year ended December 31, 1996, was $24 million higher than for the same period of 1995 due to the debt assumed in connection with the acquisition of EPTPC and an increase in EPG's short-term and long-term borrowings.

     Allowance for funds used during construction was $1 million lower for the year ended December 31, 1996 than for the same period of 1995 due primarily to a decrease in the average balance of construction work in progress.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Interest and debt expense for the year ended December 31, 1995 was $7 million higher than for the same period of 1994 due to increased short-term borrowings.

     Allowance for funds used during construction was $1 million higher for the year ended December 31, 1995 than for the same period of 1994 due primarily to an increase in the average balance of construction work in progress.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $291 million for 1996, compared with $203 million for the same period of 1995. The increase from the previous year was primarily due to the collection of revenues subject to refund (expected to be refunded in 1997), the net impact of acquisitions, the Amoco Production Company litigation payment made in the first quarter of 1995, and timing differences in other working capital accounts. This increase was partially offset by gas contract settlement payments made by TGP in the fourth quarter of 1996, lower take-or-pay cost recoveries, higher tax payments, and higher severance payments.

     Net cash provided by operating activities was $203 million for 1995, compared with $253 million for the same period of 1994. The decrease from the previous year was primarily due to lower net insurance reimbursements, the Amoco Production Company litigation payment, the timing of insurance premium payments, lower cash received on gas imbalance settlements, lower net tax refunds, higher interest payments, and timing differences in other working capital disbursements. The decrease was partially offset by 1994 take-or-pay refunds to customers, lower net tax payments, lower take-or-pay payments, and timing differences in other working capital receipts.

CASH FROM INVESTING ACTIVITIES

     Effective June 1996, the Company acquired Cornerstone. The purchase price of approximately $94 million, exclusive of acquisition costs, was financed through internally generated funds and short-term borrowings. Acquisition costs of approximately $5 million have been capitalized. Effective December 1996, the Company acquired EPTPC. The acquisition was accomplished by the issuance of approximately 18.8 million shares of EPG common stock valued at approximately $913 million, and the assumption of debt, preferred stock and other obligations of approximately $3.2 billion. Acquisition costs of approximately $25 million have been capitalized. For a further discussion of these acquisitions, see Note 2 of Item 8, Financial Statements and Supplementary Data.

     In December 1996, the Company sold the exploration and production investments of TGP and a 70 percent equity interest in its Australian pipeline. For the year ended December 31, 1996, the net cash flow impact from the monetization of these investments was approximately $179 million.

     Total capital expenditures for 1996 were $119 million, a decrease of $47 million compared to 1995 expenditure levels of $166 million. The decrease reflects the completion of the San Juan expansion project in 1995 and a lower level of maintenance capital spending in 1996.

     The Company's planned capital and investment expenditures for 1997 of $411 million are primarily for the maintenance of pipeline systems and other facilities, expansion of international operations and unregulated operations, and system enhancements.

     Future funding for capital expenditures, acquisitions, and other investing expenditures are expected to be provided by internally generated funds, debt/equity issuances, and/or available credit facilities.

CASH FROM FINANCING ACTIVITIES

     In June 1996, EPG retired Cornerstone long-term debt in the amount of $16 million. In January 1997, EPG's 6.90% Notes for $100 million matured and were retired.

     On November 5, 1996, EPG's shelf registration statement on Form S-3 filed with the SEC covering an aggregate of $800 million of unsecured debt securities, preferred stock, and common stock was declared effective (the "Shelf Registration Statement"). On November 13, 1996, EPG closed the sale of $200 million aggregate principal amount of its 6 3/4% Notes due 2003 and the sale of $200 million aggregate principal amount of its 7 1/2% Debentures due 2026. Proceeds from the debt issuance were used to repay short-term borrowings and for general corporate purposes.

     In connection with the Merger, the Company assumed approximately $2.2 billion in floating rate debt representing the outstanding amount under a $3 billion 364-day revolving credit facility taken out by Old Tenneco with a group of banks as the vehicle to finance its debt realignment prior to the Merger. At December 31, 1996, approximately $1.6 billion in borrowings and $400 million in unused loan commitments remained outstanding under this facility. Additionally, approximately $255 million of fixed rate public debt remained after the Old Tenneco debt realignment and was assumed in the Merger.

     Immediately following the Merger, the Company commenced a debt reduction effort aimed at decreasing the debt assumed in the Merger and the related interest cost and maintaining investment grade ratings on all senior debt. By year end 1996, the Company completed several significant steps in its planned monetization of certain assets, including the sale of the exploration and production investments of TGP and the sale of an equity interest in and the refinancing of its Australian natural gas pipeline. These steps resulted in debt reductions in excess of $600 million.

     For the years ended December 31, 1996, 1995, and 1994, EPG paid approximately $53 million, $45 million, and $43 million in common and preferred stock dividends. In January 1997, the Board declared a quarterly dividend of $0.365 per share on EPG's common stock, payable on April 1, 1997, to stockholders of record on March 14, 1997.

     Since November 1994, the Company has been authorized by the Board to repurchase up to 5.5 million shares of its common stock. Shares repurchased are held in EPG's treasury and are expected to be used in conjunction with EPG stock compensation plans and for other corporate purposes. Pursuant to the authorization, the Company has repurchased 4.7 million shares as of December 31, 1995. There were no common stock repurchases in 1996.

     Future funding for long-term debt retirements, dividends, and other financing expenditures are expected to be provided by internally generated funds, debt/equity issuances, and/or available credit facilities.

LIQUIDITY

     The Company relies on cash generated from internal operations supplemented by its available credit facilities as its primary sources of liquidity. In November, 1996, EPG closed on a new $750 million five-year revolving credit agreement and a new $250 million 364-day renewable revolving credit agreement, both of which became effective upon the acquisition of EPTPC. The $750 million and the $250 million facilities replaced EPG's existing $400 million five-year revolving credit agreement and $100 million 364-day revolving credit agreement which were established in May 1996.

     The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates).

     In February 1997, EPG continued its debt reduction plan by issuing 3 million shares of common stock under the Shelf Registration Statement for approximately $152 million, net of issuance costs. The proceeds of the stock issuance were used to repay debt under the assumed Old Tenneco revolving credit agreement. On February 28, 1997, TGP's shelf registration statement on Form S-3 filed with the SEC covering an aggregate of $1 billion of unsecured debt securities was declared effective. In March 1997, the Company plans to reduce the remaining outstanding debt under the Old Tenneco revolving credit agreement by an additional $900 million with proceeds from TGP's fixed rate debt offering.

     EPG expects its debt to total capitalization ratio following the completion of its debt reduction plan to be approximately 56 percent. Prior to the acquisition of EPTPC, EPG's debt to total capitalization ratio was approximately 60 percent. All of the Company's senior debt has been given investment grade ratings by Standard & Poors and Moody's.

                         COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     At December 31, 1996, the Company had capital or investment commitments of $85 million which are expected to be funded through cash provided by operations and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, the Company has entered into unconditional purchase obligations for products and services of $121 million ($94 million on a present value basis) at December 31, 1996. The Company's annual obligations under these agreements are $22 million for the years 1997 and 1998, $21 million for the years 1999 and 2000, $11 million for the year 2001 and $24 million thereafter. In addition, in connection with the Great Plains coal gasification project, TGP continues to have an obligation to purchase 30 percent of the output of the plant's original design capacity through July 2009. TGP has executed a settlement of this contract as a part of its GSR negotiations as discussed below.

  Guarantees

     EPG has guaranteed various obligations of its subsidiaries, which obligations are not expected to exceed $150 million. For further information, see Note 6 of Item 8, Financial Statements and Supplementary Data.

  Rates and Regulatory Matters

     The Company is accruing a provision for various matters discussed below, as well as other pending regulatory matters, and the balance of the provision at December 31, 1996, was approximately $309 million, including interest.

     TGP -- A phased proceeding was scheduled at FERC with respect to the recovery of TGP's GSR costs. Testimony has been completed in connection with Phase I of that proceeding relating to the eligibility of GSR cost recovery. Phase II of the proceeding on the prudency of the costs to be recovered and on certain contract specific eligibility issues has not yet been scheduled. Although the Order No. 636 transition cost recovery mechanism provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of TGP's GSR costs and TGP has engaged in settlement discussions with its customers concerning the amount of such costs in response to FERC's public statements encouraging such settlements.

     On February 28, 1997, TGP filed with FERC a proposed settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). Upon final approval by FERC, this settlement will become effective retroactive to January 1, 1997. The settlement is based upon the preliminary GSR understanding, which called for sharing of transition costs, that EPG reached with TGP's customers in October 1996 in anticipation of the Merger. The GSR Stipulation and Agreement allows for TGP to recover up to $770 million in GSR and other transition costs, including interest, of which approximately $531 million has previously been recovered, subject to refund, pending resolution of the transition costs issues. Assuming FERC approves the GSR Stipulation and Agreement, TGP will be entitled to recover additional transition costs, up to the remaining $239 million, through a two-year demand transportation surcharge and an interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provide a rate cap, indexed to inflation, through October 31, 2005, for certain of TGP's customers. The purchase accounting adjustments reflected in the Company's consolidated financial statements assume approval of the settlement with respect to TGP's GSR and other transition costs in accordance with the terms of the GSR Stipulation and Agreement.

     Although parties to TGP's transition cost proceedings do not have to declare their support or opposition to the GSR Stipulation and Agreement until mid-March, management believes that all of TGP's customers will support or not oppose the GSR Stipulation and Agreement.

     In order to resolve litigation concerning purchases made by TGP of synthetic gas produced from the Great Plains coal gasification plant, TGP, along with three other pipelines, executed four separate settlement agreements with Dakota and the Department of Energy and initiated four separate proceedings at FERC seeking approval to implement the settlement agreements. Among other things, the settlement required TGP to pay Dakota over a limited period a premium over the spot price for Dakota's production and resolves the litigation with Dakota. As of December 31, 1996, TGP had paid $87 million of this obligation and has accrued its estimated remaining obligation through December 2003 of $55 million. FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. In October 1994, FERC consolidated the four proceedings and set them for hearing before an ALJ. The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was not prudent. In December 1996, FERC unanimously reversed that decision and upheld the settlements among the pipelines, Department of Energy and Dakota. No parties filed for rehearing of the FERC decision. TGP notified Dakota in December 1996 that it accepted the settlement.

     In December 1994, TGP filed for a general rate increase (the "1995 Rate Case"). In January 1995, FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A Stipulation was filed with an ALJ in this proceeding in April 1996. This Stipulation resolves the rates that are the subject of the 1995 Rate Case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. Under the Stipulation, TGP is required to refund, upon final approval of the Stipulation, the difference between the revenues collected under the July 1, 1995 motion rates and the revenues that would have been collected pursuant to rates underlying the Stipulation. In October 1996, FERC approved the Stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Refunds will be made in March 1997. The Company believes that these refunds will not have a material impact on the Company's financial position or results of operations. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the Stipulation.

     EPG -- Effective January 1, 1996, SoCal exercised an option in its contract to relinquish 300 MMcf/d of capacity. SoCal's demand quantity will remain at the 1,150 MMcf/d level for a primary term ending August 31, 2006. In addition, PG&E has a contract for 1,140 MMcf/d of firm capacity rights on EPG's system with a primary term ending December 31, 1997. In June 1995, PG&E notified EPG that it intends to terminate the contract as of December 31, 1997. EPG's reservation revenues from PG&E during 1996 were approximately $126 million. Known reductions in existing firm capacity commitments total approximately 1,614 MMcf/d.

     EPG is seeking to offset the effects of these reductions in existing firm capacity commitments by actively seeking new markets, pursuing attractive opportunities to increase traditional market share, and controlling costs. The new markets EPG has targeted include various natural gas users in California which are now served indirectly through SoCal and PG&E, as well as new markets off the east end of its system. EPG's efforts to obtain new markets in California at full tariff rates is adversely impacted by the current excess interstate pipeline capacity to California, which is estimated to continue into the next decade.

     In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate case and issues surrounding certain contract reductions and expirations that occur from January 1, 1996 through December 31, 1997. The settlement provides for, among other things: (i) a long term rate stability plan which establishes base rates, for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments, over 8 years, or less, to EPG by its customers totaling $255 million prior to interest, representing approximately 35 percent of the revenues associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues in excess of a threshold, as defined in the settlement and (iv) a mechanism to reflect in the base rate increases or decreases resulting from laws or regulations which impact costs at a level in excess of $10 million a year. The settlement provides that any party desiring not to be bound by the settlement may have its rates determined pursuant to procedures established by FERC. FERC staff, the regulatory agencies of California, Arizona, and Nevada, the state of New Mexico, and customers representing 95 percent of the firm throughput on EPG's mainline transmission system support EPG's settlement.

     In March 1996, Edison, a firm shipper on EPG's system, filed its own offer of settlement. One party supported Edison's proposal, while several other parties independently contested elements of EPG's settlement. In January 1997, the Chief ALJ certified EPG's settlement to FERC and severed the contesting parties. Edison requested reconsideration of the certification. Edison and the other contesting parties also provided notice of their intention to preserve their rights to contest EPG's settlement, including through litigation. A decision by FERC on both the certification and the merits of EPG's settlement is pending.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain of EPG's customers sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996. Management believes that the costs at issue were eligible for recovery from EPG's customers pursuant to the equitable sharing mechanism. If FERC should rule that the costs at issue were not eligible for recovery, refunds by EPG of up to $42 million plus interest may be required. A FERC decision is expected in 1997.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a materially adverse effect on the Company's financial position and results of operations. For a further discussion of regulatory matters, see Note 6 of Item 8, Financial Statements and Supplementary Data.

  Future Projects

     In April 1996, EPG filed with FERC for authorization to expand the Havasu Crossover Line. The proposed expansion involves the construction of additional compression on the Havasu Crossover Line at an estimated cost of approximately $20 million. Expansion of the Havasu Line will permit an additional 180 MMcf/d to move on the crossover line from the San Juan Basin in northern New Mexico to points of delivery off EPG's southern system. EPG has executed transportation service agreements to fully subscribe this expanded capacity on the crossover line. In November 1996, FERC authorized EPG to construct and operate the proposed facilities. In December 1996, EPG requested a rehearing or clarification of FERC's November 1996 order relating to the accounting classification of minor items of property, which request is currently pending. The expansion is expected to be in service in the second quarter of 1997.

     In March 1993, EPG filed an application with FERC to expand its system in order to provide natural gas service to the proposed Samalayuca II Power Plant in northern Mexico. EPG's proposed facilities, together with a proposed border crossing facility south of Clint, Texas would connect EPG's facilities with facilities in Mexico. In December 1993, PG&E, SoCal and the CPUC jointly filed a motion with FERC seeking clarification or rehearing of the November 1993 order approving the proposed border crossing facility, which motion is currently pending.

     In February 1997, EPG filed with FERC an amendment to its March 1993 Samalayuca expansion application to reflect, among other things, EPG's participation in the consortium discussed below. The amendment submitted agreements evidencing binding, long-term firm commitments for 100 percent of the revised capacity (208 MMcf/d) of the expansion project at a capital cost of approximately $15 million. It also provided for the elimination of the mainline facilities and for incremental rather than rolled-in rate treatment for the costs of the project. EPG is required under the bid specifications for the project to have the project in service by late 1997, and believes that it will receive FERC and other authorizations necessary to meet the specified in-service date.

     In November 1996, EPG became a member of a consortium which successfully bid on a proposed pipeline system connecting EPG's existing system in west Texas to Pemex's pipeline system in northern Mexico. The proposed pipeline system, which consists of approximately 22 miles on the U.S. side of the border, a downsized version of the Samalayuca II Power Plant project, and an additional 23 miles in Mexico, will have a capacity of 208 MMcf/d. Volumes transported through the proposed pipeline will provide natural gas to the Samalayuca Power Plants and markets in northern Mexico. The entire project is estimated to cost approximately $33 million.

     In 1995 EPG purchased a one-third interest in TGTC for approximately $4 million from PSC. EPG paid approximately $2 million in cash with the balance of approximately $2 million being due upon commencement of operation of the second phase of the pipeline project. In December 1996, TGTC placed in service its Phase I facilities, which consists of approximately 25 miles of pipeline with a capacity of 120 MMcf/d, extending from the outlet of the Coyote Gulch Treating Plant in southern Colorado to the Blanco Hub area. KN Energy and EPG each own a one-half interest in Phase I. The cost of Phase I was approximately $12 million and was funded by obtaining project financing. Phase II consists of the remainder of the project extending up to northwest Colorado and is estimated to cost $200 million. In October 1996, FERC granted an extension of time through September 30, 1998 to complete construction and place in service Phase II. Construction on Phase II has not yet begun.

     In September 1996, a subsidiary of EPTPC was selected to acquire a 50 percent controlling interest in an operating 70 MW power plant located in Danaujvaros, Hungary. The electricity generated at this plant is consumed by Dunaferr, the largest steel mill in Hungary. Excess power is sold pursuant to long-term contracts to the Hungarian national electric utility. Subject to satisfaction of certain conditions, the acquisition is scheduled to be finalized in the first quarter of 1997. The assets will be acquired for approximately $25 million, and no financing will be involved. The Company is seeking political risk insurance from OPIC for its equity investment. The acquisition agreement requires the Company to study and, if deemed economically feasible, to expand the electric generating plant. The feasibility study is underway.

     In February 1997, the Company acquired a 42 percent interest in a 151 MW power generating plant to be constructed in Kabirwala, Pakistan. The Company is obligated to invest approximately $18 million in the project. Project financing in the amount of approximately $128 million closed in early 1997 and construction has begun. Long-term fuel supply agreements and electricity sales agreements with Pakistani national corporations have been entered into by the project company and are guaranteed by the Pakistani Government. The Company is seeking political risk insurance for its equity investment.

  Legal Proceedings

     See Item 3, Legal Proceedings which is incorporated herein by reference.

                                 ENVIRONMENTAL

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at ongoing and former operating sites. As of December 31, 1996, the Company had a reserve of approximately $215 million for the following environmental contingencies which the Company anticipates incurring through 2027: (i) expected remediation costs and associated onsite, offsite and groundwater technical studies of approximately $162 million; and (ii) other costs of approximately $53 million. For a further discussion of specific environmental matters, see Item 3, Legal Proceedings and Note 6 of Item 8, Financial Statements and Supplementary Data.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 31 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1996, the Company has estimated its share of the remediation costs at these sites to be between $24 million and $62 million and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a materially adverse effect on the financial position of the Company.

     The Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $5 million in 1997 and that capital expenditures for environmental matters will range from approximately $45 million to $85 million in the aggregate for the years 1998 through 2007. These expenditures primarily relate to compliance with air regulations and control of water discharges.

                                     OTHER

  Employee Separation and Asset Impairment Charge

     During the first quarter of 1996, the Company adopted a program to reduce operating costs through work force reductions and improved work processes and adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million ($47 million for employee separation costs and $52 million for asset impairments) in the first quarter of 1996. For a further discussion, see
Note 3 of Item 8, Financial Statements and Supplementary Data.

  Financial Instruments

     See Note 5 of Item 8, Financial Statements and Supplementary Data.

  SFAS No. 71, Accounting for the Effects of Certain Types of Regulation

     The Company's businesses that are subject to the regulations and accounting requirements of FERC continue to meet the accounting requirements of SFAS No.
71. The Consolidated Balance Sheets of the Company contain assets and liabilities related to operations which have been recorded pursuant to SFAS No.
71. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1996, this amount was estimated to be approximately $100 million, net of income taxes. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles is no longer appropriate. Any potential charge would be non-cash and would have no direct effect on the ability to seek recovery of the underlying deferred costs in future rate proceedings or on the ability to collect the rates set thereby. For a further discussion of SFAS No. 71 issues, see Note 1 of Item 8, Financial Statements and Supplementary Data.

     Effective January 1, 1996, EPG transferred certain gathering and processing facilities to EPFS. FERC had determined that, upon the transfer to EPFS, the facilities would be exempt from FERC jurisdiction. Accordingly, the provisions of SFAS No. 71 do not apply to EPFS's transactions and balances effective January 1, 1996. The discontinuance of the application of SFAS No. 71 to EPFS did not have a material impact on the Company's financial position or results of operations.

  FERC Compliance Audits

     TGP and EPG, as with all interstate pipelines, are subject to a FERC audit review of their books and records. Both currently have open audits covering the years 1991 through 1994 for TGP and 1991 through 1995 for EPG. FERC audit staff is expected to issue both audit reports in early 1997.

  Change in Corporate Structure

     The Board has approved, subject to certain conditions, the adoption of a holding company structure whereby the Company would become direct and indirect subsidiaries of a Holding Company. Holders of shares of common stock of EPG would become, by virtue of the Reorganization, holders on a share-for-share basis, of shares of common stock of Holding Company with the result that Holding Company would replace EPG as the publicly-held corporation, and all stockholders of EPG immediately prior to the Reorganization would own the same number of shares of Holding Company common stock immediately after the Reorganization as the EPG common stock held immediately before the Reorganization. The change to a holding company structure would be tax free for federal income tax purposes to stockholders of EPG. The change to a holding company structure may be effected without a vote of stockholders under applicable Delaware law.

     The Reorganization is subject to the satisfaction of certain conditions, including among other things: (i) approval of Holding Company common stock and preferred stock purchase rights for trading on the New York Stock Exchange; (ii) a favorable no-action ruling from the SEC concerning the absence of requirement for registration under the Securities Act of 1933 of the Holding Company common stock to be issued in the Reorganization and certain other securities law issues; and (iii) a favorable private letter ruling from the IRS. The Company believes, but there can be no assurance, that the conditions to forming the holding company structure will be satisfied. It is possible that certain of the terms of the structure described above may be modified or dispensed with and new terms or structure may be adopted, in response to conditions imposed by the IRS and/or SEC in their rulings or otherwise adopted by the Board in on-going consideration of the holding company structure.

                             RECENT PRONOUNCEMENTS

     The Company adopted SFAS No. 125, SFAS No. 127, and Statement of Position No. 96-1 effective January 1, 1997. The Company believes that these pronouncements will not have a material impact on the Company's financial position or results of operations. In addition, SFAS No. 128 and SFAS No. 129 were issued in early March 1997 and the Company is currently evaluating the effect of these pronouncements. For a further discussion of these pronouncements, see Note 1 of Item 8, Financial Statements and Supplementary Data.

     The Company also adopted SFAS No. 123 effective January 1, 1997 and has elected to continue to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25. For a further discussion, see Note 9 of Item 8, Financial Statements and Supplementary Data.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

HIGHLY COMPETITIVE INDUSTRY

     The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor hydroelectric generation or other alternative energy sources; price competition; drilling activity and supply availability; and service competition, especially due to excess pipeline capacity into California. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next five years, principally in the year 2000) could be adversely affected by the proposed construction of additional pipeline capacity in the Northeast U.S., reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control. For a further discussion see Item 1, Business -- Natural Gas Transmission -- Markets and Competition.

IMPACT OF NATURAL GAS AND NATURAL GAS LIQUIDS PRICES

     The value of natural gas transmission services is based on an all-in cost, including the cost of the natural gas. Therefore, the Company's ability to compete with other transporters is impacted by natural gas prices in the supply basins connected to its pipeline systems compared to prices in other gas producing regions, especially Canada. Additionally, revenues generated by the Company from its gathering and processing contracts are dependent upon volumes and rates, both of which can be affected by the prices of natural gas and natural gas liquids. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, availability and adequacy of transportation facilities, energy legislation, federal or state taxes, if any, on the sale or transportation of natural gas and natural gas liquids and the price and abundance of supplies of alternative energy sources.

USE OF DERIVATIVE FINANCIAL INSTRUMENTS

     In the ordinary course and conduct of its business, some of the Company's non-regulated subsidiaries are engaged in the gathering, processing and marketing of natural gas and other energy commodities and utilize futures and option contracts traded on the New York Mercantile Exchange and OTC options and price and basis swaps with other gas merchants and financial institutions. The Company could incur financial losses in future periods as a result of volatility in the market values of the underlying commodities.

ACQUISITIONS AND INVESTMENTS

     Opportunities for growth through acquisitions and investments in joint ventures, and future operating results and the success of acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, and the effects of currency fluctuations and exchange controls. Such legal and regulatory delays and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

PENDING REGULATORY PROCEEDINGS

          EPG and TGP have entered into comprehensive settlements with their respective customers that, if approved by FERC, would resolve many of the contract expiration, transportation rate, gas supply realignment and other transition issues in which they are involved. Whether FERC will approve such settlements in the form filed or whether these regulatory proceedings will be otherwise resolved in a manner satisfactory to the Company cannot be predicted with certainty, and the business of the Company could be adversely affected thereby. For a description of certain regulatory proceedings involving the Company, see Item 1, Business -- Natural Gas Transmission -- Regulatory Environment.

POTENTIAL ENVIRONMENTAL LIABILITIES

          The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning the Company's environmental matters, see Note 6 of Item 8, Financial Statements and Supplementary Data.

OPERATING HAZARDS AND UNINSURED RISKS

          While the Company maintains insurance against certain of the risks normally associated with the transportation, gathering and processing of natural gas, including explosions, pollution and fires, the occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company.

POTENTIAL LIABILITIES RELATED TO THE MERGER

          The amount of the actual and contingent liabilities of Old Tenneco, which remained the liabilities of the Company after the Merger, could vary materially from the amount estimated by the Company, which was based upon assumptions which may prove to be inaccurate. If New Tenneco or Newport News Shipbuilding Inc. were unable or unwilling to pay their respective liabilities, a court could require the Company, under certain legal theories which may or may not be applicable to the situation, to assume responsibility for such obligations, which could have a material adverse effect on the Company.

UNCERTAINTY SURROUNDING INTEGRATION OF OPERATIONS

          The Company is engaged in a comprehensive review of the business and operations of EPTPC and its subsidiaries and has begun to integrate such operations to increase operating and administrative efficiency through consolidation and reengineering of facilities, workforce reductions and coordination of purchasing, sales and marketing activities. Management anticipates that the complementary interstate and intrastate pipeline operations and energy marketing activities of the combined company should provide increased operating flexibility and access to additional customers and markets, although the amount and timing of the realization of such benefits will depend upon the Company's ability to integrate successfully the businesses and operations of the companies, and the time period over which such integration is effected.

POTENTIAL FEDERAL INCOME TAX LIABILITIES

     In connection with the Merger and Distributions, the IRS issued a private letter ruling to Old Tenneco, in which the IRS ruled that for U.S. federal income tax purposes (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders, (ii) the Merger would constitute a tax-free reorganization, and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News Shipbuilding Inc. have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

REFINANCING AND INTEREST RATE EXPOSURE RISKS

     The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry or the Company, or security ratings.

POTENTIAL FOR CHANGES IN ACCOUNTING STANDARDS

     Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, FERC, and the SEC may affect the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                           --------------------------
                                            1996      1995      1994
                                           ------    ------    ------
Operating revenues
  Reservation...........................   $  500    $  504    $  506
  Transportation........................       34        23        41
  Natural gas and liquids...............    2,309       403       226
  Gathering and processing..............       85        73        67
  Other.................................       82        35        30
                                           ------    ------    ------
                                            3,010     1,038       870
                                           ------    ------    ------
Operating expenses
  Natural gas and liquids...............    2,259       402       234
  Operation and maintenance.............      338       312       295
  Depreciation, depletion, and
     amortization.......................      101        72        65
  Employee separation and asset
     impairment charge..................       99        --        --
  Litigation special charge.............       --        --        15
  Taxes, other than income taxes........       43        40        39
                                           ------    ------    ------
                                            2,840       826       648
                                           ------    ------    ------
Operating income........................      170       212       222
                                           ------    ------    ------
Other (income) and expense
  Interest and debt expense.............      110        86        79
  Allowance for funds used during
     construction.......................       (1)       (2)       (1)
  Other, net............................       (4)       (5)       (4)
                                           ------    ------    ------
                                              105        79        74
                                           ------    ------    ------
Income before income taxes and minority
  interest..............................       65       133       148
Income taxes............................       25        48        58
                                           ------    ------    ------
Income before minority interest.........       40        85        90
Minority interest.......................        2        --        --
                                           ------    ------    ------
Net income..............................   $   38    $   85    $   90
                                           ======    ======    ======
Earnings per common share...............   $ 1.06    $ 2.47    $ 2.45
                                           ======    ======    ======
Average common shares outstanding.......       36        34        37
                                           ======    ======    ======

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                   (IN MILLIONS, EXCEPT COMMON SHARE AMOUNTS)

                                     ASSETS

                                           DECEMBER 31,    DECEMBER 31,
                                               1996            1995
                                           ------------    ------------
Current assets
  Cash and temporary investments........      $  200          $   39
  Accounts and notes receivable, net....       1,445             215
  Inventories...........................          87              37
  Deferred income tax benefit...........         141              23
  Other.................................          92              55
                                              ------          ------
          Total current assets..........       1,965             369
                                              ------          ------
Property, plant, and equipment, net.....       5,938           1,977
Other...................................         809             189
                                              ------          ------
                                               6,747           2,166
                                              ------          ------
          Total assets..................      $8,712          $2,535
                                              ======          ======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable
     Trade..............................      $  588          $  201
     Other..............................         501              75
  Short-term borrowings (including
     current maturities of long-term
     debt)..............................         841             285
  Accrual for regulatory issues.........         309              --
  Other.................................         473              82
                                              ------          ------
          Total current liabilities.....       2,712             643
                                              ------          ------
Long-term debt, less current
  maturities............................       2,215             772
Deferred income taxes, less current
  portion...............................       1,092             314
Postretirement benefits, less current
  portion...............................         309              --
Other...................................         411              94
                                              ------          ------
                                               4,027           1,180
                                              ------          ------
Minority interest
  Preferred stock of subsidiary.........         296              --
                                              ------          ------
  Other minority interest...............          39              --
                                              ------          ------
Commitments and contingencies (See Note
  6.)
Stockholders' equity
  Common stock, par value $3 per share;
     authorized 100,000,000 shares;
     issued 56,726,734 and 37,351,225
     shares.............................         170             112
  Additional paid-in capital............       1,355             455
  Retained earnings.....................         227             240
  Less: Treasury stock of 1,451,922 and
     3,127,077 shares...................          45              95
        Deferred compensation...........          69              --
                                              ------          ------
          Total stockholders' equity....       1,638             712
                                              ------          ------
          Total liabilities and
             stockholders' equity.......      $8,712          $2,535
                                              ======          ======

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
                                            1996      1995     1994
                                           -------    -----    -----
Cash flows from operating activities
  Net income............................   $    38    $  85    $  90
  Adjustments to reconcile net income to
     net cash provided by operating
     activities
     Depreciation, depletion, and
       amortization.....................       101       72       65
     Deferred income taxes..............        (5)      30       49
     Net take-or-pay recoveries.........        10       36       32
     Net employee separation and asset
       impairment charge................        76       --       --
     Net costs recovered (recoverable)
       through insurance................        --       (1)      23
     Other working capital changes
       Accounts and notes receivable....      (168)     (11)       1
       Inventories......................        (5)       1       (3)
       Other current assets.............       (26)     (10)       5
       Accrual for regulatory issues....       142       --      (35)
       Accounts payable.................        65      (10)      33
       Accrued taxes, other than income
          taxes.........................        --        2        4
       Other current liabilities........        49        2       (4)
  Other.................................        14        7       (7)
                                           -------    -----    -----
          Net cash provided by operating
            activities..................       291      203      253
                                           -------    -----    -----
Cash flows from investing activities
  Capital expenditures..................      (119)    (166)    (173)
  Long-term note receivable issued by
     subsidiary.........................       (26)      --       --
  Investment in equity securities.......       (24)      --       --
  Proceeds from sale of assets..........        10        3        7
  Net cash flow impact of
     acquisitions.......................       (35)     (23)      --
  Net cash flow impact from monetization
     of investments.....................       179       --       --
  Other.................................        10      (30)     (23)
                                           -------    -----    -----
          Net cash used in investing
            activities..................        (5)    (216)    (189)
                                           -------    -----    -----
Cash flows from financing activities
  Net commercial paper borrowings
     (repayments).......................      (203)      96      105
  Revolving credit borrowings...........       400       75       --
  Revolving credit repayments...........    (1,022)      --       --
  Long-term debt retirements............       (24)     (16)     (16)
  Long-term debt issuance...............       396       --       --
  Repayment of volumetric take-or-pay
     receivable.........................        --      (37)     (44)
  Acquisition of treasury stock.........        --      (56)     (44)
  Dividends paid........................       (53)     (45)     (43)
  Contribution from minority interest...        40       --       --
  Proceeds from project financing.......       310       --       --
  Other.................................        31        7        6
                                           -------    -----    -----
          Net cash provided by (used in)
            financing activities........      (125)      24      (36)
                                           -------    -----    -----
Increase in cash and temporary
  investments...........................       161       11       28
Cash and temporary investments
  Beginning of period...................        39       28       --
                                           -------    -----    -----
  End of period.........................   $   200    $  39    $  28
                                           =======    =====    =====

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                           COMMON STOCK     ADDITIONAL              TREASURY STOCK                       TOTAL
                          ---------------    PAID-IN     RETAINED   ---------------     DEFERRED     STOCKHOLDERS'
                          SHARES   AMOUNT    CAPITAL     EARNINGS   SHARES   AMOUNT   COMPENSATION      EQUITY
                          ------   ------   ----------   --------   ------   ------   ------------   -------------
January 1, 1994.........    37      $112      $  456       $157       (1)     $(18)       $ --          $  707
  Net income............                                     90                                             90
  Issuance of common
    stock, net of
    related costs.......                                                                                    --
  Common stock dividend
    ($1.21 per share)...                                    (44)                                           (44)
  Acquisition of
    treasury stock......                                              (1)      (44)                        (44)
  Issuance of treasury
    stock...............                                                         2                           2
  Other.................                          (1)                                                       (1)
                            --      ----      ------       ----       --      ----        ----          ------
December 31, 1994.......    37       112         455        203       (2)      (60)                        710
  Net income............                                     85                                             85
  Common stock dividend
    ($1.32 per share)...                                    (45)                                           (45)
  Acquisition of
    treasury stock......                                              (2)      (57)                        (57)
  Issuance of treasury
    stock for
    acquisition of
    Eastex Energy
    Inc.................                                     (3)       1        21                          18
  Issuance of treasury
    stock...............                                                         1                           1
                            --      ----      ------       ----       --      ----        ----          ------
December 31, 1995.......    37       112         455        240       (3)      (95)                        712
  Net income............                                     38                                             38
  Common stock dividend
    ($1.39 per share)...                                    (50)                                           (50)
  Issuance of common
    stock for
    acquisition of
    EPTPC...............    19        56         857                                                       913
  Issuance of common
    stock...............     1         2          19                                                        21
  Issuance of treasury
    stock...............                          23         (1)       2        50                          72
  Issuance and
    amortization of
    restricted stock,
    net.................                                                                   (69)            (69)
  Other.................                           1                                                         1
                            --      ----      ------       ----       --      ----        ----          ------
December 31, 1996.......    57      $170      $1,355       $227       (1)     $(45)       $(69)         $1,638
                            ==      ====      ======       ====       ==      ====        ====          ======

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned subsidiaries of the Company after the elimination of all significant intercompany accounts and transactions. Investments in 20 percent to 50 percent owned companies where the Company has the ability to exert significant influence over operating and financial policies are accounted for by the equity method. The financial statements for previous periods include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no impact on reported net income or stockholders' equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.

  Accounting for Regulated Operations

     The Company's businesses that are subject to the regulations and accounting requirements of FERC continue to meet the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which accounting methods may differ from those used by non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include Order No. 636 transition costs to be recovered under a volumetric surcharge; certain benefits costs and taxes expected to be included in future rates; and costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles will no longer be appropriate. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1996, this amount was estimated to be approximately $100 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Temporary Investments

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes

     The Company has established a provision for losses on accounts and notes receivable, as well as gas imbalances due from shippers and operators, which may become uncollectible. Collectibility is reviewed regularly, and the allowance for bad debts is adjusted as necessary primarily under the specific identification method. The balances of this provision at December 31, 1996 and 1995, were $60 million and $10 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. The gas imbalances are settled in cash or made up in-kind.

  Inventories

     Inventories, consisting of materials and supplies and gas in storage, are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $189 million and $74 million at December 31, 1996, and 1995, respectively. An allowance for both debt and equity funds used during construction is included in the cost of the Company's property, plant, and equipment.

     Depreciation of the Company's regulated transmission facilities are provided primarily using the composite method over the estimated useful lives of the depreciable facilities. The rates for depreciation range from approximately 2 percent to 5 percent.

     Depreciation of the Company's nonregulated properties is provided using the straight line or composite method which, in the opinion of management, is adequate to allocate the cost of properties over their estimated useful lives.

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs that resulted from the 1983 acquisition of EPG's former parent, The El Paso Company, by Burlington Northern Inc., the former parent of Burlington Resources Inc. and the December 1996 acquisition of EPTPC. These costs are being amortized on a straight-line basis over the estimated useful life of the properties.

     Costs of regulated properties that are not operating units, as defined by FERC, which are retired, sold, or abandoned are charged or credited, net of salvage, to accumulated depreciation and amortization. Gains or losses on sales of operating units are credited or charged to income.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121.

  Intangible Assets

     Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from 5 years to 40 years. The net balances of intangible assets at December 31, 1996 and 1995, were $116 million and $48 million, respectively.

     The Company evaluates impairment of goodwill in accordance with SFAS No.
121.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as a regulatory asset.

  Financial Instruments With Off-Balance-Sheet Risk

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates and the price of certain energy and power commodities. These financial instruments include interest rate swaps, price swap agreements, futures, and options.

     The Company engages in price risk management activities for both trading and non-trading purposes. Activities for trading purposes, generally consisting of services provided to the energy sector, are accounted for using the mark-to-market method. Under such method, changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

     Activities for non-trading purposes consist of transactions entered into by the Company to hedge the impact of market fluctuations on assets, liabilities, production or other contractual commitments. Changes in the market value of these transactions are deferred until the gains or losses on the hedged item are recognized. See Note 5 for a further discussion of the Company's price risk management activities.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     As a result of the Merger, EPTPC entered into a new tax sharing agreement with Newport News Shipbuilding Inc., New Tenneco and EPG. This new tax sharing agreement provides, among other things, for the allocation among the parties of assets and tax liabilities arising prior to, as a result of, and subsequent to the Distributions. Generally, EPTPC will be liable for taxes imposed on EPTPC. In the case of federal income taxes imposed with respect to periods prior to the consummation of the Distributions on the combined activities of EPTPC and other members of its consolidated group prior to giving effect to the Distributions, New Tenneco and Newport News Shipbuilding Inc. will be liable to EPTPC for federal income taxes attributable to their activities, and each will be allocated an agreed-upon share of estimated tax payments made by EPTPC for Old Tenneco. Pursuant to the new tax sharing agreement, EPTPC will pay New Tenneco for the tax benefits realized from the deduction of taxable losses generated by a debt realignment in accordance with the Merger and such amount has been accrued in the accompanying consolidated balance sheet.

  Treasury Stock

     Treasury stock is accounted for using the cost method and is shown as a reduction to stockholders' equity in the consolidated balance sheets. Treasury stock sold or issued is valued on a first-in first-out basis. Included in treasury stock at December 31, 1996, and 1995, were 680,000 shares that were reserved to secure benefits under certain of the Company's benefit plans.

  Earnings Per Share

     Earnings per share of common stock is based on the weighted average number of shares of common stock outstanding during the year. The weighted average shares of common stock outstanding for 1996, 1995, and 1994 were 36 million, 34 million, and 37 million, respectively.

  Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock compensation plans. The Company uses fixed and variable plan accounting for fixed and variable compensation plans, respectively. Accordingly, compensation expense is not recognized for stock options unless the options were granted at a price lower than market on the grant date.

  Recent Pronouncements

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for transactions occurring after December 31, 1996, but in December 1996, the Financial Accounting Standards Board issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which defers the implementation of certain provisions of SFAS No. 125 until January 1998. The new pronouncements are not expected to have a material impact on the financial position or results of operations of the Company.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities, which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. This pronouncement is not expected to have a material impact on the financial position or results of operations of the Company.

     In early March 1997, SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosures of Information about Capital Structure, were issued. The Company is currently evaluating the impact of these pronouncements.

2. ACQUISITIONS

     On December 12, 1996, the Company completed the acquisition of EPTPC in a transaction accounted for as a purchase. Accordingly, an allocation of the purchase price has been assigned to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. A substantial portion of the excess of the total purchase price over historical carrying amounts of the net assets acquired has been allocated to property, plant and equipment of EPTPC's interstate pipeline systems. Such allocation is based on the Company's internal evaluation of such assets. An independent appraisal of the fair value of the property acquired is in process and is expected to be completed by mid-1997. Should the independent appraisal not support such allocation, the excess of total purchase price over fair value of net assets acquired will be reflected as goodwill. Management does not expect that the final results of the independent appraisal and the ultimate disposition of the purchase price allocation will materially impact future operating results.

     In the Merger, which was effected in accordance with the Merger Agreement, Old Tenneco changed its name to EPTPC. Prior to the Merger, Old Tenneco and its subsidiaries effected various intercompany transfers and distributions which restructured, divided and separated their businesses, assets and liabilities so that all the assets, liabilities and operations related to the Industrial Business and the Shipbuilding Business were spun-off to Old Tenneco's then existing common stockholders. The Distributions were effected on December 11, 1996 pursuant to the Distribution Agreement dated as of November 1, 1996. Following the Distributions, the remaining operations of Old Tenneco consisted primarily of those operations related to the transmission and marketing of natural gas. Results of operations of EPTPC are included in the Company's Consolidated Statements of Income for the last 20 days of 1996.

     On October 30, 1996, the IRS issued a private letter ruling to Old Tenneco, in which the IRS ruled that for U.S. federal income tax purposes (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash is received in lieu of fractional shares, to its then existing stockholders; (ii) the Merger would constitute a tax-free reorganization; and (iii) certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions under a corporate level, federal income tax would be payable by the consolidated group of which Old Tenneco was the common parent.

     The consideration paid by EPG in the Merger consisted of:

     - the retention after the Merger of approximately $2.6 billion of debt and preferred stock obligations of Old Tenneco, subject to certain adjustments (which consisted, in part, of (1) approximately $.2 billion of public debt of Old Tenneco outstanding at the effective time of the Merger, (2) $2.1 billion of debt of Old Tenneco outstanding at the effective time of the Merger under a $3 billion Revolving Credit and Competitive Advance Facility Agreement, dated as of November 4, 1996 (the "Credit Facility"), among Old Tenneco, the banks and other financial institutions party thereto and The Chase Manhattan Bank, as agent), and
       (3) $300 million of Old Tenneco preferred stock);

     - the issuance of 18.8 million shares of common stock of EPG valued at approximately $913 million, based on a closing price per share of common stock on the New York Stock Exchange of $48.625 on December 9, 1996, to Old Tenneco's then existing common and preferred stockholders; and

     - the retention of approximately $600 million of estimated assumed liabilities related to certain discontinued businesses of Old Tenneco.

     The number of shares of EPG's common stock issued in the Merger to stockholders of Old Tenneco was determined pursuant to formulas set forth in the Merger Agreement. In the Merger, (i) a holder of Old Tenneco's common stock received .093 of a share of EPG's common stock for each share of Tenneco common stock, (ii) a holder of Old Tenneco's $7.40 Cumulative Preferred Stock received
2.365 shares of EPG's common stock for each such share of $7.40 Cumulative Preferred Stock, and (iii) a holder of Old Tenneco's $4.50 Cumulative Preferred Stock received 2.365 shares of EPG's common stock for each such share of $4.50 Cumulative Preferred Stock.

     At the time of the Merger, EPG indirectly owned 100 percent of the common equity and approximately 75 percent of the combined equity value of EPTPC. The remaining 25 percent of the combined equity of EPTPC is comprised of $296 million of preferred stock issued in a public offering by Old Tenneco on November 18, 1996, which remains outstanding.

     Assets acquired, liabilities assumed, and consideration received are as follows:

Fair value of assets acquired...............................  $ 6,080
Cash acquired...............................................      (75)
Liabilities assumed.........................................   (5,155)
Issuance of common stock....................................     (913)
                                                              -------
          Net cash consideration received...................  $   (63)
                                                              =======

     The following unaudited pro forma information presents a summary of what the consolidated results of operations would have been on a pro forma basis for the years ended December 31, 1996 and 1995, assuming the acquisition had occurred January 1, 1995:

                                                               1996        1995
                                                              ------      ------
                                                                (IN MILLIONS,
                                                                    EXCEPT
                                                              PER SHARE AMOUNTS)
Operating revenue...........................................  $5,281      $2,912
Net income..................................................  $  183      $  167
Earnings per common share...................................  $ 3.22      $ 2.98

     In December 1996, subsequent to the Merger, TGP sold 70 percent of its interests in two natural gas pipeline systems in Australia to CNGI Australia Pty. Limited, a wholly owned indirect subsidiary of Consolidated Natural Gas Company, and four Australian investors for approximately $400 million, inclusive of related debt financing, and completed the sale of its oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, in a $105 million transaction. After consideration of the purchase price allocation adjustments, there was no gain or loss recognized on these transactions.

     Effective June 1996, the Company acquired Cornerstone in a transaction accounted for as a purchase. The purchase price of approximately $94 million, exclusive of acquisition costs, was financed through internally generated funds and short-term borrowings. Acquisition costs of approximately $5 million have been capitalized. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed, resulting in goodwill of approximately $59 million which is being amortized over 40 years using the straight-line method. Results of operations of Cornerstone are included in the Company's Consolidated Statements of Income for the period June 1996 through December 1996.

     Effective September 1995, the Company acquired Eastex Energy Inc., and in December 1995, the Company acquired all of the issued and outstanding capital stock of Premier. Effective July 1996, the name Eastex Energy Inc. was changed to, and its subsidiaries were merged into, EPEM.

3. EMPLOYEE SEPARATION AND ASSET IMPAIRMENT CHARGE

     During the first quarter of 1996, the Company adopted a program to reduce operating costs through work force reductions and improved work processes and adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the workforce reduction program and the adoption of SFAS No. 121, the Company recorded a special charge of $99 million ($47 million for employee separation costs and $52 million for asset impairments) in the first quarter of 1996.

     The employee separation charge included approximately $26 million for expected severance-related costs and $21 million for pension costs related to special termination benefits and work force reductions. The special charge for pension-related costs will have no cash impact outside of the normal funding of the Company's pension plan.

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

4. LONG-TERM DEBT AND OTHER FINANCING

     Long-term debt outstanding at December 31, 1996 and 1995, consisted of the following:

                                                               1996       1995
                                                              ------     ------
                                                                (IN MILLIONS)
Long-term debt
  EPG
     Debentures due 2012 through 2026, average effective
      interest rates of 8.15% in 1996 and 8.63% in 1995.....  $  475     $  275
     Notes due 1997 through 2003, average effective interest
      rates of 7.39% in 1996 and 7.74% in 1995..............     562        362
  EPTPC
     Credit Facility due 1999 average effective interest
      rate 6.78%
       in 1996..............................................   1,600         --
     Debentures due 1998 through 2025, average effective
      interest rate 8.9% in 1996............................      55         --
     Notes due 1998 through 2005, average effective interest
      rate 9.6% in 1996.....................................      90         --
  TGP
     Debentures due 2011, average effective interest rate
      15.1% in 1996.........................................      73         --
  EPECC
     Senior notes due 1996 through 2001, average effective
      interest rate 9.9% in 1996............................      30         --
     Subordinated notes due 1998 through 2001, average
      effective interest rate 9.9% in 1996..................       7         --
  MPC
     Project financing loan, due March 2007, average
      effective interest rates of 8.9% in 1996 and 8.8% in
      1995..................................................     135        142
  Other Subsidiaries
     Notes due 1996 through 2014, average effective interest
      rate 7.92% in 1996....................................      12         --
                                                              ------     ------
                                                               3,039        779
  Less current maturities...................................     824          7
                                                              ------     ------
          Total long-term debt..............................  $2,215     $  772
                                                              ======     ======

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

                                                              (IN MILLIONS)
                                                              -------------
1997........................................................     $  824
1998........................................................         56
1999........................................................        564
2000........................................................         20
2001........................................................         54
Thereafter..................................................      1,521
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $3,039
                                                                 ======

  Other Financing Arrangements

     In November 1996, EPG closed on a new $750 million five-year revolving credit agreement and a new $250 million 364-day renewable revolving credit agreement, both of which became effective upon the acquisition of EPTPC. The $750 million and $250 million revolving credit agreements replaced EPG's

$400 million five-year revolving credit agreement and $100 million 364-day revolving credit agreement which were established in May 1996. Borrowings on EPG's revolving credit facilities as of December 31, 1996 and 1995, were approximately $17 million and $75 million, respectively. As of December 31, 1996, the Company had no commercial paper outstanding compared to $203 million at December 31, 1995. The Company's weighted average interest rate on short-term borrowings for 1996 was 5.7 percent compared to 6.0 percent in 1995.

     In November 1996, Old Tenneco established with a group of banks a 364-day $3 billion revolving credit and competitive advance facility (previously defined as the "Credit Facility") with an initial termination date in November 1997. Outstanding borrowings under the Credit Facility which are unpaid at the termination date become due by the second anniversary following that date. At December 31, 1996, approximately $1.6 billion in borrowings and $400 million in unused loan commitments remained outstanding under the Credit Facility. In March 1997, TGP will issue $900 million of long-term debt, with maturities ranging from 10 to 40 years. The proceeds of this borrowing will be used to pay down the Credit Facility in the first quarter 1997. This refinanced amount is the basis for classifying $900 million of that facility as long-term debt.

     In June 1996, EPG retired Cornerstone long-term debt in the amount of $16 million. In January 1997, EPG's 6.90% Notes for $100 million matured and were retired.

     On November 5, 1996, EPG's Shelf Registration Statement was declared effective. On November 13, 1996, EPG closed the sale of $200 million aggregate principal amount of its 6 3/4% Notes due 2003 and the sale of $200 million aggregate principal amount of its 7 1/2% Debentures due 2026. The 6 3/4% Notes and the 7 1/2% Debentures were covered by the Shelf Registration Statement. Proceeds from the debt issuance were used to repay short-term debt and for general corporate purposes.

     The Company must comply with various restrictive covenants contained in its debt agreements which include, among others, maintaining a consolidated debt and guarantees to capitalization ratio no greater than 70 percent. In addition, the Company's subsidiaries on a consolidated basis (as defined in the agreements) may not incur debt obligations which would exceed $150 million in the aggregate, excluding acquisition debt, project financing, and certain refinancings. As of December 31, 1996, EPG's consolidated debt and guarantees to capitalization ratio was 60 percent and debt obligations of EPG subsidiaries in excess of permitted debt did not exceed $150 million on a consolidated basis.

5. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1996, and 1995, the carrying amounts of certain financial instruments employed by the Company, including cash, cash equivalents, short-term borrowings and investments, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair value of the project financing is representative of the carrying amount due to the short-term nature of the interest rates. The fair value of all derivative financial instruments is the estimated amount at which management believes they could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                         1996                    1995
                                                 ---------------------   ---------------------
                                                 CARRYING                CARRYING
                                                  AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                 --------   ----------   --------   ----------
                                                                 (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, excluding project
     financing.................................   $2,904      $2,936       $637        $710
  Project financing............................     135         135         142         142
Other financial instruments:
  Trading
     Futures contracts.........................      25          25        --            (6)
     Option contracts..........................    --         --           --             7
     Swap contracts............................      14          14        --             1
  Non-Trading
     Interest rate swap agreements.............    --            10        --            15
     Futures contracts.........................    --             2        --             1
     Option contracts..........................    --         --           --           (12)
     Swap contracts............................    --         --           --            23

  Trading Activities

     The Company, through its merchant services business, offers price risk management services to the energy sector. These services primarily relate to commodities associated with the energy sector (natural gas, crude natural gas liquids and electricity). The Company provides these services through a variety of financial instruments including forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements.

     The Company uses the mark-to-market method of accounting for transactions which subject the Company to price risk in order to accurately portray its price risk management and trading activities. Under this method, forwards, swaps, options and other financial instruments with third parties are reflected at estimated market value, with resulting unrealized gains and losses recorded in other current assets in the Consolidated Balance Sheets. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments. The amounts shown in the Consolidated Balance Sheets related to price risk management activities also include assets or liabilities which arise as a result of the actual timing of settlements related to these contracts. Current period changes in the assets and liabilities from price risk management activities (resulting primarily from newly originated transactions, restructurings and the impact of price movements) are recognized as net gains or losses in operating income in the Consolidated Statements of Income. Net gains recognized during 1996 were approximately $28 million.

     The fair value of the financial instruments as of December 31, 1996, and the average fair value of those instruments held during the year are set forth below (amounts in millions):

                                                                             AVERAGE FAIR
                                                                            VALUE FOR THE
                                               ASSETS    LIABILITIES    YEAR ENDED 12/31/96(A)
                                               ------    -----------    ----------------------
Futures contracts............................    74          49                    4
Option contracts.............................    10          10                  (11)
Swap contracts...............................    86          72                    7

---------------

(a) Computed using the net asset balance at each month end.

  Notional Amounts and Terms

     The notional amounts and terms of these financial instruments at December 31, 1996 are set forth below (volumes in trillions of British thermal units equivalent):

                                           FIXED PRICE      FIXED PRICE         MAXIMUM
                                              PAYER          RECEIVER        TERMS IN YEARS
                                           -----------      -----------      --------------
Energy Commodities:
  Natural gas...........................       914              873                 5
  NGLs, crude and refined products......        58               77                 1
  Electricity...........................         1                1                 1

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts are an incomplete measure of the Company's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time based on the Company's risk management needs and liquidity of the commodity market.

     The volumetric weighted average maturity of the Company's entire portfolio of price risk management activities as of December 31, 1996, was approximately one year.

  Market and Credit Risks

     To provide solutions to energy problems nationwide, the Company serves a diverse customer group that includes independent power producers, industrials, gas and electric utilities, oil and gas producers, financial institutions and other energy marketers. This broad customer mix generates a need for a variety of financial structures, products and terms. This diversity requires the Company to manage, on a portfolio basis, the resulting market risks inherent in these transactions subject to parameters established by the Company's risk management committee. Market risks are monitored by a risk control group operating separately from the units that create or actively manage these risk exposures to ensure compliance with the Company's stated risk management policies.

     The Company measures and adjusts the risk in its portfolio in accordance with mark-to-market and other risk management methodologies which utilize forward price curves in the energy markets to estimate the size and probability of future potential losses.

     Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. Counterparties to the forwards, futures and other contracts discussed above are generally investment grade financial institutions. Counterparties with below investment grade ratings are required to provide collateral to offset non-performance risk. Notional amounts are used to express the volume of various derivative financial instruments, the amounts potentially subject to credit risk, in the event of nonperformance by the third parties, are substantially smaller.

  Non-Trading Activities

     EPEM also enters into forwards, swaps and other contracts to hedge the impact of market fluctuations on assets, liabilities, production or other contractual commitments. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged item.

     MPC has entered into interest rate swap agreements which effectively converted $114.3 million of floating-rate debt to fixed-rate debt (see Note 4, Long-Term Debt and Other Financing). MPC makes payments to counterparties at fixed rates and in return receives payments at floating rates. The two swap agreements were entered into in March 1992 and have remaining terms of approximately 3 years and 5 years, respectively.

     In February 1995, EPNC entered into a 7.75-year lease agreement (see Note 6, Commitments and Contingencies). To moderate the exposure to interest rate changes, EPNC entered into an interest rate swap arrangement effective July 31, 1995, whereby approximately 50 percent of the current lease financing was converted from a London Interbank Offered Rate (LIBOR) based floating rate to a
5.9 percent fixed rate.

     The effective dates and notional amounts subject to the swap arrangement are as follows:

                                                              (IN MILLIONS)
                                                              -------------
July 31, 1995 -- October 31, 1995...........................       $13
October 31, 1995 -- April 30, 1996..........................       $25
April 30, 1996 -- December 31, 1997.........................       $35

     The primary risks associated with interest rate swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, neither MPC nor EPNC anticipates non-performance by the other parties.

6. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     The Company is accruing a provision for various matters discussed below, as well as other pending regulatory matters, and the balance of the provision at December 31, 1996, was approximately $309 million, including interest.

     TGP -- In 1992, FERC issued Order No. 636 which restructured the natural gas industry by requiring mandatory "unbundling" of pipeline sales and transportation services. Numerous parties appealed to the Court of Appeals, challenging the legality of Order No. 636 generally, as well as the legality of specific provisions of Order No. 636. In July 1996, the Court of Appeals issued its decision upholding, in large part, Order No. 636. and remanded to FERC several issues for further explanation, including further explanation of FERC's decision to allow pipelines to recover 100 percent of their GSR costs and FERC's requirement that pipelines allocate 10 percent of GSR costs to interruptible transportation customers. In February 1997, FERC reaffirmed its decision to allow pipelines to recover 100 percent of GSR costs. In addition, FERC modified the requirement that pipelines allocate 10 percent of GSR costs to interruptible customers to permit pipelines to propose an allocation of any percentage of such costs to their interruptible customers.

     TGP implemented revisions to its tariff, which restructured its transportation, storage and sales services to convert TGP from primarily a merchant to primarily a transporter of gas as required by Order No. 636. As a result of this restructuring, TGP's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing TGP to incur significant restructuring transition costs. Pursuant to the provisions of Order No. 636 allowing for the recovery of transition costs related to the restructuring, TGP has made filings to recover the following transition costs:
(i) costs related to its Bastian Bay facilities; (ii) the "stranded" costs of TGP's continuing contractual obligations to pay for capacity on other pipeline systems ("TBO costs") (collectively referred to as "Transition Cost"); (iii) GSR costs resulting from TGP's remaining gas purchase obligations; and (iv) the remaining unrecovered balance of purchased gas ("PGA") costs. The filings implementing TGP's recovery mechanisms for these transition costs were accepted by FERC effective September 1, 1993, subject to refund and pending FERC review and approval for eligibility and prudence.

     TGP's filings to recover costs related to its Bastian Bay facilities have been rejected by FERC based on the continued use of the gas production from the field; however, FERC recognized the ability of TGP to file for the recovery of any losses upon disposition of these assets. TGP has filed for appellate review of FERC actions and is confident that the Bastian Bay costs will ultimately be recovered; FERC has not contested the ultimate recoverability of these costs.

     TGP is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function. FERC issued an order requiring TGP to refund certain of these costs and refunds were made in May 1996. TGP is appealing this decision and believes such appeal will likely be successful.

     A phased proceeding was scheduled at FERC with respect to the recovery of TGP's GSR costs. Testimony has been completed in connection with Phase I of that proceeding relating to the eligibility of GSR cost recovery. Phase II of the proceeding on the prudency of the costs to be recovered and on certain contract specific eligibility issues has not yet been scheduled. Although the Order No. 636 transition cost recovery mechanism provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of TGP's GSR costs and TGP has engaged in settlement discussions with its customers concerning the amount of such costs in response to FERC's public statements encouraging such settlements.

     On February 28, 1997, TGP filed with FERC a proposed settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings, as discussed above. Upon final approval by FERC, this settlement will become effective retroactive to January 1, 1997. The settlement is based upon the preliminary GSR understanding, which called for sharing of transition costs, that EPG reached with TGP's customers in October 1996 in anticipation of the Merger. The GSR Stipulation and Agreement allows for TGP to recover up to $770 million in GSR and other transition costs, including interest, of which approximately $531 million has previously been recovered, subject to refund, pending resolution of the transition costs issues. Assuming FERC approves the GSR Stipulation and Agreement, TGP will be entitled to recover additional transition costs, up to the remaining $239 million, through a two-year demand transportation surcharge and an interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provide a rate cap, indexed to inflation, through October 31, 2005, for certain of TGP's customers. The purchase accounting adjustments reflected in the Company's consolidated financial statements assume approval of the settlement with respect to TGP's GSR and other transition costs in accordance with the terms of the GSR Stipulation and Agreement.

     Although parties to TGP's Transition Cost proceedings do not have to declare their support or opposition to the GSR Stipulation and Agreement until mid-March, management believes that all of TGP's customers will support or not oppose the GSR Stipulation and Agreement.

     Following negotiations with its customers, TGP filed in July 1994 with FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in TGP's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. In April 1995, FERC orders approving the PGA Stipulation and resolving all outstanding issues became final. TGP implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on the Company's reported net income. The orders approving the PGA Stipulation have been appealed to the Court of Appeals by certain customers. TGP believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

     In order to resolve litigation concerning purchases made by TGP of synthetic gas produced from the Great Plains coal gasification plant, TGP, along with three other pipelines, executed four separate settlement agreements with Dakota and the Department of Energy and initiated four separate proceedings at FERC seeking approval to implement the settlement agreements. Among other things, the settlement required TGP to pay Dakota over a limited period a premium over the spot price for Dakota's production and resolves the litigation with Dakota. As of December 31, 1996, TGP had paid $87 million of this obligation and has accrued its estimated remaining obligation through December 2003 of $55 million. FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. In October 1994, FERC consolidated the four proceedings and set them for hearing before an ALJ. The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was not prudent. In December 1996, FERC unanimously reversed that decision and upheld the settlements among the pipelines, Department of Energy and Dakota. No parties filed for rehearing of the FERC decision. TGP notified Dakota in December 1996, that it accepted the settlement.

     In December 1994, TGP filed the 1995 Rate Case. In January 1995, FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A Stipulation was filed with an ALJ in this proceeding in April 1996. This Stipulation resolves the rates that are the subject of the 1995 Rate Case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. Under the Stipulation, TGP is required to refund, upon final approval of the Stipulation, the difference between the revenues collected under the July 1, 1995 motion rates and the revenues that would have been collected pursuant to the rates underlying the Stipulation. In October 1996, FERC approved the Stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying request for rehearing of the October 1996 order. Refunds will be made in March 1997. The Company believes that these refunds will not have a material impact on the Company's financial position or results of operations. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the Stipulation.

     EPG -- In June 1995, EPG made a filing with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In July 1995, FERC accepted and suspended EPG's filing to be effective January 1, 1996, subject to refund and certain other conditions. FERC also set EPG's rates for hearing.

     In March 1996, EPG filed a comprehensive offer of settlement which, if approved by FERC, would resolve issues related to the above mentioned rate case and issues surrounding certain contract reductions and expirations that occur from January 1, 1996 through December 31, 1997. The settlement provides for, among other things: (i) a long term rate stability plan which establishes base rates, for a 10-year period from January 1, 1996, through December 31, 2005, subject to annual escalation after 1997; (ii) payments, over 8 years, or less, to EPG by its customers totaling $255 million prior to interest, representing approximately 35 percent of the revenues associated with the contract reductions and expirations; (iii) the sharing between EPG (65 percent) and its customers (35 percent) of revenues in excess of a threshold, as defined in the settlement; and (iv) a mechanism to reflect in the base rate increases or decreases resulting from laws or regulations which impact costs at a level in excess of $10 million a year. The settlement provides that any party desiring not to be bound by the settlement may have its rates determined pursuant to procedures established by FERC. FERC staff, the regulatory agencies of California, Arizona, and Nevada, the state of New Mexico, and customers representing 95 percent of the firm throughput on EPG's mainline transmission system support EPG's settlement.

     In March 1996, Edison, a firm shipper on EPG's system, filed its own offer of settlement. One party supported Edison's proposal, while several other parties independently contested elements of EPG's settlement. In January 1997, the Chief ALJ certified EPG's settlement to FERC and severed the contesting parties. Edison requested reconsideration of the certification. Edison and other contesting parties also provided notice of their intention to preserve their rights to contest EPG's settlement, including through litigation. A decision by FERC on both the certification and the merits of EGP's settlement is pending.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain of EPG's customers sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996. Management believes that the costs at issue were eligible for recovery from EPG's customers pursuant to the equitable sharing mechanism. If FERC should rule that the costs at issue were not eligible for recovery, refunds by EPG of up to $42 million plus interest may be required. A FERC decision is expected in 1997.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a materially adverse effect on the Company's financial position or results of operations.

  Environmental Matters

     As of December 31, 1996, the Company had a reserve of approximately $215 million to cover environmental assessments and remediation activities as discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

     Due to the current uncertainty regarding the further activity necessary for TGP to address the presence of PCBs, substances on the EPA List of Hazardous Substances and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, the Company cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

     Following negotiations with its customers, TGP in May 1995 filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition for Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation, which was effective July 1, 1995, had no material effect on the Company's financial position or results of operations. As of December 31, 1996, the balance of the regulatory asset was $49 million.

     TGP has completed settlements with and has received payments from the majority of its liability insurance policy carriers for remediation costs and related claims. TGP believes that additional recoveries from the remaining carriers in the pending litigation against such carriers are reasonably possible. In addition, TGP has settled its pending litigation against and received payment from the manufacturer of the PCB-containing lubricant previously used in the starting air systems in a portion of TGP's pipeline. TGP has reduced the amount it is seeking to recover under the Environmental Stipulation by the amount it has received in these proceedings.

     In January 1994, the State of Tennessee notified EPG that it was a liable party under state environmental laws for cleanup costs associated with a site in Elizabethton, Tennessee. The Tennessee Department of Environment and Conservation named EPG and two other parties as PRPs. The State is also seeking to notify other PRPs that have been identified. The City of Elizabethton is unilaterally cleaning up the site in cooperation with and under the authority of the Tennessee Department of Environment and Conservation. As of December 31, 1996, the City has not sought contribution or reimbursement from EPG.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 31 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a materially adverse effect on the financial position of the Company.

     In addition, the Company has identified a number of formerly owned or leased sites, and certain other sites associated with its discontinued operations, where environmental remediation may be acquired. The Company presently believes that the costs to remediate these sites will not have a materially adverse effect on its financial position or results of operations.

     The Company has identified other sites where environmental remediation may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and, accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is reasonably probable. The Company believes that the provisions recorded for environmental exposures are adequate based on current estimates.

  Legal Proceedings

     See Item 3, Legal Proceedings, which is incorporated herein by reference.

  Operating Leases

     The Company leases certain property, facilities and equipment under various operating leases. In addition, in 1995, EPNC entered into an unconditional "triple net" lease for the Chaco Plant, which is a cryogenic liquids extraction plant completed in 1996. The lease term expires in 2002, at which time EPNC has an option, and an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the amount of the $77 million construction financing, plus interest and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. EPG unconditionally guaranteed all obligations of EPNC under the lease.

     Minimum annual rental commitments at December 31, 1996, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                           OPERATING LEASES
------------------------------------------------------------   ----------------
                                                               (IN MILLIONS)
   1997.....................................................         $ 19
   1998.....................................................           18
   1999.....................................................           18
   2000.....................................................           18
   2001.....................................................           17
   Thereafter...............................................           75
                                                                   ------
          Total.............................................         $165
                                                                   ======

     Aggregate minimum payments have not been reduced by minimum sublease rentals of approximately $13 million due in the future under noncancelable subleases.

     Rental expense for operating leases for 1996, 1995, and 1994 was $14 million, $9 million, and $9 million, respectively.

  Guarantees

     In addition to its guaranty of EPNC's obligations under the Chaco Plant lease, EPG has also unconditionally guaranteed all obligations of EPED Sam Holdings Company, an indirect subsidiary of EPEI, which obligations are not expected to exceed $51 million in connection with its share of the financing for the Samalayuca II Power Plant project. In addition, EPG has unconditionally guaranteed the obligations of certain subsidiaries, which are not expected to exceed $18 million, in connection with the TransColorado Pipeline Phase I project and the Coyote Gulch natural gas treating plant.

  Capital Commitments

     At December 31, 1996, the Company had capital or investment commitments of $85 million which are expected to be funded through cash provided by operations and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, the Company has entered into unconditional purchase obligations for products and services of $121 million ($94 million on a present value basis) at December 31, 1996. The Company's annual obligations under these agreements are $22 million for the years 1997 and 1998, $21 million for the years 1999 and 2000, $11 million for the year 2001 and $24 million thereafter. Payments under such obligations, including additional purchases in excess of contractual obligations, were $25 million, $26 million and $34 million for the years 1996, 1995 and 1994, respectively. In addition, in connection with the Great Plains coal gasification project, TGP continues to have an obligation to purchase 30 percent of the output of the plant's original design capacity through July 2009. TGP has executed a settlement of this contract as a part of its GSR negotiations.

     Management is not aware of other commitments or contingent liabilities which would have a materially adverse effect on the Company's financial condition or results of operations.

7. INCOME TAXES

     The following table reflects the components of income tax expense for the periods ended December 31:

                                                              1996     1995     1994
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................   $23      $13      $15
  State.....................................................     7        5       (6)
                                                               ---      ---      ---
                                                                30       18        9
                                                               ---      ---      ---
Deferred
  Federal...................................................    (4)      31       35
  State.....................................................    (1)      (1)      14
                                                               ---      ---      ---
                                                                (5)      30       49
                                                               ---      ---      ---
          Total tax expense.................................   $25      $48      $58
                                                               ===      ===      ===

     The following table reflects the components of the net deferred tax liabilities at December 31:

                                                               1996     1995
                                                              ------    ----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $1,395    $290
  Regulatory and other assets...............................     274      86
                                                              ------    ----
          Total deferred tax liability......................   1,669     376
                                                              ------    ----
Deferred tax assets
  Accrual for regulatory issues.............................      76      --
  Postretirement benefits...................................     124       1
  Other liabilities.........................................     503      67
  Other.....................................................      15      17
                                                              ------    ----
          Total deferred tax asset..........................     718      85
                                                              ------    ----
Net deferred tax liability..................................  $  951    $291
                                                              ======    ====

     Tax expense of the Company differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                               1996   1995   1994
                                                               ----   ----   ----
                                                                 (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............   $22    $47    $52
Increase (decrease)
  State income tax, net of federal income tax benefit.......     4      2      5
  Other.....................................................    (1)    (1)     1
                                                               ---    ---    ---
Income tax expense..........................................   $25    $48    $58
                                                               ===    ===    ===
Effective tax rate..........................................   39%    36%    39%
                                                               ===    ===    ===

     As of December 31, 1996, approximately $5 million of alternative minimum tax credits were available to offset future regular tax liabilities. These alternative minimum tax credit carryovers have no expiration date. Additionally, at December 31, 1996, approximately $1 million of general business credit and $10 million of net operating loss carryovers were available to offset future tax liabilities through the years 2001 and 2011, respectively. Usage of both carryovers are subject to the limitations provided for under Section 382 of the IRS Code as well as the separate return limitation year rules of IRS regulations.

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

     EPG and EPTPC each file a separate consolidated federal income tax return which includes the operations of their respective subsidiaries as they existed at the time of the Merger. Deferred taxes corresponding to the allocation of the purchase price to the assets and liabilities acquired, have been reflected in the Consolidated Balance Sheet at December 31, 1996.

8. CAPITAL STOCK

  Common Stock

     In December 1996, 18.8 million shares of EPG common stock were issued in connection with the acquisition of EPTPC. Such shares were valued at approximately $913 million.

     In February 1997, approximately 3 million shares of common stock were issued under the Shelf Registration Statement. Proceeds of $152 million, net of issuance costs, were received and used to repay borrowings under the Credit Facility.

  Treasury Stock

     From time to time, the Board has authorized the repurchase of EPG's outstanding shares of common stock to be used in connection with EPG employee stock-based compensation plans and for other corporate purposes. As of December 31, 1996, and 1995, EPG held 1,451,922 and 3,127,077 shares of treasury stock, respectively. Included in the balance at December 31, 1996, were 680,000 shares of treasury stock used to secure benefits under certain of the Company's benefit plans. These shares are subject to certain restrictions.

  Other

     EPG has 25,000,000 shares of authorized preferred stock, par value $0.01 per share, none of which have been issued.

9. STOCK-BASED COMPENSATION

     At December 31, 1996, the Company had eight stock-based compensation plans, which are generally described below. The compensation expense for all eight stock-based compensation plans recognized for 1996 and 1995 was $13 million and $10 million, respectively. Had compensation cost for the Company's plans been determined based on the estimated fair value at the grant dates for stock option awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,
                                                             1996           1995
                                                         ------------   ------------
Net Income (in millions)               As reported          $  38          $  85
                                        Pro forma           $  36          $  83
Earnings Per Share                     As reported          $1.06          $2.47
                                        Pro forma           $1.00          $2.41

     The costs of stock options granted in 1996 and 1995 were calculated using the Black-Scholes option pricing model. The Black-Scholes methodology values the right to exercise an option over its expected life, taking into consideration stock price volatility, exercise price, market price at grant, expected dividend yield and risk-free rate of return.

     The following significant assumptions were used to estimate the fair value of options granted in 1996 and 1995:

     - Expected life -- A weighted-average expected life of three years was assumed based on assigned vesting schedules and historical exercise experience.

     - Volatility -- Volatility of approximately 20 percent and 17 percent was assumed for 1996 and 1995, respectively, based on historical monthly stock price changes for the time period equal to the expected life assumption prior to the grant date.

     - Dividend yield -- The expected dividend yield was estimated at 3 percent based on historical experience.

     - Risk-free rate of return -- A risk-free rate of return of approximately 6 percent and 7 percent was assumed for 1996 and 1995, respectively, which is equivalent to the rate available on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

  Stock Options

     Under EPG's employee stock option plans, options may be granted to officers and key employees, typically at fair market value on the date of grant, exercisable in whole or part by the optionee after completion of 1 to 5 years of continuous employment from the grant date. Options are also granted to non-employee members of the Board at fair market value on the date of grant and are exercisable immediately. Under the terms of certain plans, EPG may grant SARs to certain holders of stock options. SARs are subject to the same terms and conditions as the related stock options. The stock option holder who has been granted tandem SARs can elect to exercise either an option or a SAR. SARs entitle an option holder to receive a payment equal to the difference between the option price and the fair market value of the common stock of EPG at the date of exercise of the SAR. To the extent a SAR is exercised, the related option is canceled, and to the extent an option is exercised, the related SAR is canceled.

     Activity in EPG's stock option plans for 1994, 1995, and 1996 was as follows:

                                                                        EXERCISE PRICE
                                                   OPTIONS     SARS       PER SHARE
                                                  ---------   ------   ----------------
Balance, January 1, 1994........................  1,349,736   70,154   $13.51 to $38.19
  Granted.......................................    663,100       --    36.88 to  39.56
  Exercised.....................................     50,162   22,000    13.51 to  30.81
  Canceled......................................     29,983       --    19.00 to  36.88
                                                  ---------   ------
Balance, December 31, 1994......................  1,932,691   48,154   $18.14 to $39.56
  Granted.......................................    709,000       --    28.88 to  30.88
  Converted in connection with Eastex
     acquisition................................     40,025       --        15.62
  Exercised.....................................     38,761       --    18.14 to  22.91
  Canceled......................................     39,000       --        29.94
                                                  ---------   ------
Balance, December 31, 1995......................  2,603,955   48,154   $15.62 to $39.56
  Granted.......................................  2,429,500       --    31.38 to  45.88
  Converted in connection with Cornerstone
     acquisition................................     37,323       --        15.62
  Exercised.....................................    631,298   22,885    18.14 to  36.88
  Canceled......................................     15,885       --    19.00 to  28.88
                                                  ---------   ------
Balance, December 31, 1996......................  4,423,595   25,269   $15.62 to $45.88
                                                  =========   ======

     Stock options shown as canceled in the table above may be a result of the tandem SAR being exercised. SARs shown in the table above will be canceled when the underlying stock options are exercised.

     The weighted average fair value of options granted during 1996 and 1995 was as follows:

                                                               1996      1995
                                                              ------    ------
Options granted at market price.............................  $32.37    $29.85
Options granted below market price..........................  $36.25    $28.88

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              -------------------------------------------------   ------------------------------
                                            WEIGHTED AVERAGE
          RANGE OF              NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
      EXERCISE PRICES         OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
      ---------------         -----------   ----------------   ----------------   -----------   ----------------
$15.62 to $21.81                 450,701      5.52 years            $18.35           450,701         $18.35
 25.69 to 38.19                3,786,894      8.37                   32.56         1,524,394          32.94
 39.56 to 45.88                  186,000      9.87                   45.61             5,000          39.56
                               ---------                                           ---------
$15.62 to $45.88               4,423,595      8.14                  $31.66         1,980,095         $29.64
                               =========                                           =========

  Restricted Stock

     Under the Company's various stock-based compensation plans, common stock of the Company may be granted at no cost to certain key officers and employees. These shares carry voting and dividend rights; however, sale or transfer of the shares is restricted in accordance with the vesting procedures. These restricted stock awards will vest only if the Company achieves certain performance targets over a specific period of time. The majority of shares outstanding as of December 31, 1996, were approximately 70 percent vested. As of December 31, 1996, 1.6 million shares of restricted stock with a weighted average grant-date fair value of $34.32 had been issued under the Company's various stock-based compensation plans. The value of these shares is determined based on the fair market value on the measurement date and is charged to compensation expense ratably over the restriction period based on the number of shares earned over the vesting period. Amortized to compensation expense for 1996 and 1995 was $6 million and $3 million, respectively. The unamortized balance at December 31, 1996, was $69 million and is recorded as a reduction to stockholder's equity.

  Performance Units

     Under the company's various stock-based compensation plans, employees and officers of the Company are awarded performance units that are payable in cash or stock at the end of the vesting period. The value of the performance units may vary according to the plan under which they are granted, but is usually based on the Company's stock price at the end of the vesting period or another amount which is associated with performance units is charged ratably to compensation expense over the vesting period with periodic adjustments to account for the fluctuation in the market price of the Company's stock. Amounts charged to compensation expense in 1996 and 1995 were $5 million and $7 million, respectively.

     The maximum number of shares for which stock options or restricted stock awards may be granted under EPG's current stock-based compensation plans is approximately 8 million shares of common stock
(which includes grants previously made), to be issued from shares held in EPG's treasury, or out of authorized but unissued shares of EPG's common stock, or partly out of each, as determined by the Board.

10. EMPLOYEE BENEFITS

  Pensions

     The Company maintains a defined benefit pension plan covering all employees of the Company, except leased employees. Pension benefits are based on years of credited service and final 5-year average compensation, and have maximum limitations as defined in the pension plan.

     During 1996, the Company offered early retirement window benefits to employees with at least five years of service and at least 52 years old on February 29, 1996. Under the early retirement window, benefits were determined by adding three years to age and, if otherwise eligible for early retirement, adding three years to credited service. Approximately 400 employees accepted the offer and retired during 1996. The Company further reduced its workforce by approximately 500 employees through an involuntary reduction-in-force. During the first quarter of 1996, the Company recognized a $21 million charge for the early retirement window and workforce reductions.

     Effective January 1, 1997, the plan was amended to provide benefits determined by a cash balance formula. Participants were credited with an initial cash balance equivalent to accrued benefits on December 31, 1996. Participant accounts are credited with a percentage of pay based on age and service, and interest based on prevailing market yields on certain U.S. treasury obligations. Participants receive the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001. EPTPC, Cornerstone and EPEM employees commenced participation on January 1, 1997, with no account balance for prior service.

     The following table sets forth the components of net periodic pension cost for the years ended December 31.

                                                              1996    1995    1994
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Service cost -- benefits earned during the period...........  $  7    $  9    $  9
Interest cost on projected benefit obligation...............    41      41      40
Actual (return) loss on plan assets.........................   (65)    (86)      5
Net amortization and deferral...............................    26      49     (40)
Curtailment and special termination benefits expense........    21      --      --
                                                              ----    ----    ----
Net periodic pension cost...................................  $ 30    $ 13    $ 14
                                                              ====    ====    ====

     The following table sets forth the qualified pension plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31:

                                                              1996     1995
                                                              -----    -----
                                                              (IN MILLIONS)
Actuarial present value of benefit obligations
  Vested benefits...........................................   $483     $508
  Nonvested benefits........................................      1        1
                                                               ----     ----
Accumulated benefit obligation..............................    484      509
Additional amounts related to projected salary increases....     21       78
                                                               ----     ----
Projected benefit obligation for service rendered to date...    505      587
Plan assets at fair value, primarily listed stocks and
  government securities.....................................    498      473
                                                               ----     ----
Projected benefit obligation in excess of plan assets.......   $  7     $114
                                                               ====     ====
Unrecognized net loss.......................................   $  4     $ 76
Unrecognized net transition obligation......................     10       17
Unrecognized prior service cost.............................    (40)      --
Recognized pension liability................................     33       21
                                                               ----     ----
                                                               $  7     $114
                                                               ====     ====

     The accumulated vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled, but it is based on the employee's expected date of termination.

     The following table reflects the actuarial assumptions used in the valuation of the projected benefit obligation at December 31:

                                                              1996     1995
                                                              -----    -----
Weighted average discount rate..............................  7.75%    7.25%
Rate of increase in future compensation levels..............  5.00%    5.00%
Weighted average expected long-term rate of return on plan
  assets....................................................  9.25%    9.25%

  Retirement Savings Plan

     The Company maintains a defined contribution plan covering all employees of the Company. During 1994, 1995, and the first six months of 1996, the Company made matching contributions equal to a participant's basic contributions of up to 6 percent where the participant has fewer than 10 years of employment with the Company, or up to 8 percent where the participant has 10 or more years of employment with the Company. In July 1996, the Company changed its matching contribution to 75 percent of a participant's basic contributions of up to 6 percent, with the matching contribution being made in Company stock. Amounts expensed under the plan were approximately $4 million, $8 million and $8 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  Postretirement Benefits, Other than Pensions

     The Financial Accounting Standards Board issued SFAS No. 106, Employers' Accounting for Post Retirement Benefits Other Than Pensions, which requires companies to account for OPEB (principally retiree medical costs) on an accrual basis versus the pay-as-you-go basis. The Company adopted SFAS No. 106 effective January 1, 1993, and elected 20-year amortization of the transition obligation.

     EPG provides a non-contributory defined benefit postretirement medical plan that covers employees who retired on or before March 1, 1986, and limited postretirement life insurance for employees who retire after January 1, 1985. As such, EPG's obligation to accrue for OPEB is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is pre-funded to the extent employer contributions are recoverable through rates.

     EPG began recovering through its rates the OPEB costs included in the January 1993 settlement agreement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     As a result of the Merger, TGP assumed responsibility for certain benefits for former employees of Old Tenneco and the postretirement health care plans for employees of TGP were significantly changed. TGP will be responsible for benefits for both TGP former employees and former employees of operations previously disposed of by Old Tenneco. TGP employees who retire before July 1, 1997 will receive the same benefits as former employees. While TGP employees who retire on or after July 1, 1997 will continue to receive $10,000 of postretirement life insurance, they will not receive any employer subsidized postretirement health care benefits. All of these benefits may be subject to deductibles, co-payment provisions and other limitations. The Company has reserved the right to change these benefits.

     The majority of TGP's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of TGP. The contributions are collected from customers in FERC-approved rates.

     The following table reflects the components of net periodic postretirement benefit cost for the years ended December 31:

                                                              1996   1995   1994
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Interest cost on accumulated postretirement benefit
  obligation................................................  $ 6    $ 7    $ 7
Actual (return) loss on plan assets.........................   (4)    (5)    --
Net amortization and deferral...............................    9     10      7
                                                              ---    ---    ---
Net periodic postretirement benefit cost....................  $11    $12    $14
                                                              ===    ===    ===

     The following table sets forth the funded status of the Company's postretirement plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31:

                                                              1996     1995
                                                              -----    -----
                                                              (IN MILLIONS)
Accumulated postretirement benefit obligation...............   $426     $ 91
Plan assets at fair value, primarily U.S. stocks and U.S.
  bonds.....................................................     41       30
                                                               ----     ----
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................   $385     $ 61
                                                               ====     ====
Unrecognized net gain.......................................   $(40)    $(23)
Unrecognized transition obligation..........................     79       88
(Prepaid) accrued postretirement benefit cost...............    346       (4)
                                                               ----     ----
                                                               $385     $ 61
                                                               ====     ====

     The accrued postretirement benefit cost for 1996 has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

     Actuarial estimates for the Company's plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 5.6 percent for 1997, gradually decreasing to 5.1 percent by the year 2003. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996, by approximately $10 million and increase the interest cost component of net periodic postretirement benefit cost for 1996 by approximately $0.5 million. A discount rate of 7.75 percent and 7.25 percent was used to determine the accumulated postretirement benefit obligation at December 31, 1996, and 1995, respectively. The weighted average expected long-term rate of return for 1996 was approximately 7.5 percent.

11. PREFERRED STOCK OF SUBSIDIARY

     In November 1996, EPTPC issued in a public offering 6 million shares of 8 1/4% cumulative preferred stock with a par value of $50 per share for $296 million (net of issuance costs). The preferred stock is redeemable, at the option of the Company, after December 31, 2001, at a redemption price equal to $50 per share, plus dividends accrued and unpaid up to the date of redemption.

     On December 31, 1996, dividends of approximately $3 million were paid on the cumulative preferred stock, of which approximately $2 million is reflected as minority interest on the income statement for the 20 days EPTPC is included in the consolidated results of operations.

12. SEGMENT INFORMATION

     To the extent practicable, the following information for 1995 has been reclassified to conform to the current business segment presentation. Information for 1994 has not been presented due to the inability to reclassify the data to conform to current presentation.

       FOR YEARS ENDED         NATURAL GAS    FIELD &    CORPORATE
         DECEMBER 31           TRANSMISSION   MERCHANT    & OTHER    ELIMINATIONS   CONSOLIDATED
       ---------------         ------------   --------   ---------   ------------   ------------
                                                         (IN MILLIONS)
Operating Revenues
  1996.......................     $  569       $2,448     $    1        $   (8)        $3,010
  1995.......................        540          492          8            (2)         1,038
Operating Income (Loss)
  1996.......................        223           57       (110)           --            170
  1995.......................        203            1          8            --            212
Depreciation, Depletion and
  Amortization
  1996.......................         70           30          1            --            101
  1995.......................         53           19         --            --             72
Identifiable Assets
  1996.......................      6,162        1,287      1,501          (238)         8,712
  1995.......................      1,867          556        138           (26)         2,535
Capital Expenditures
  1996.......................         55           64         --            --            119
  1995.......................         92           74         --            --            166

     Operating revenues by segment include both sales to unaffiliated customers and intersegment sales (which are accounted for principally at market prices and eliminated in consolidation).

13. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1996      1995
                                                               ----      ----
                                                               (IN MILLIONS)
Materials and supplies......................................   $29       $30
Gas in storage..............................................    58         7
                                                               ---       ---
          Total                                                $87       $37
                                                               ===       ===

14. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                               1996      1995
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $8,937    $3,041
Less accumulated depreciation and depletion.................   4,726     1,158
                                                              ------    ------
                                                               4,211     1,883
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   1,727        94
                                                              ------    ------
          Total property, plant, and equipment, net.........  $5,938    $1,977
                                                              ======    ======

15. NATURE OF OPERATIONS AND SIGNIFICANT CUSTOMERS

     The Company is principally engaged in the transportation, gathering and processing, and marketing of natural gas. For the year ended December 31, 1996, the Company's operating revenues were predominately derived from the marketing and transportation of natural gas and other commodities. California was the Company's principal market for the transportation of natural gas in 1996.

     The Company had gross revenues equal to, or in excess of, 10 percent of consolidated operating revenues from the following customers for the years ended December 31:

                                                            1996      1995      1994
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Southern California Gas Company...........................    --(a)   $176      $191
Pacific Gas & Electric Company............................    --(a)    128       155

---------------

(a) Less than 10 percent of consolidated operating revenues.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                                1996          1995          1994
                                                                ----          ----          ----
                                                                         (IN MILLIONS)
Interest....................................................    $85           $77           $71
Income taxes, net of refunds................................     49            10            31

     See Note 2, Acquisitions, for a discussion of the non-cash investing transaction related to certain acquisitions.

17. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below. In the opinion of management, all adjustments necessary for a fair presentation have been made.

                                                                      QUARTERS ENDED
                                                      -----------------------------------------------
                                                      DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                      -----------   ------------   -------   --------
                                                      (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
1996
  Operating revenues................................    $1,072         $ 745        $ 587     $ 606
  Operating income (loss)...........................        75            66           62       (33)
  Net income (loss).................................        24            25           24       (35)
  Earnings (loss) per common share..................      0.61          0.70         0.69     (1.01)
1995
  Operating revenues................................    $  409         $ 240        $ 185     $ 204
  Operating income..................................        51            53           53        55
  Net income........................................        23            20           20        22
  Earnings per common share.........................      0.67          0.60         0.58      0.62

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
El Paso Natural Gas Company:

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

El Paso, Texas
February 28, 1997

                                  SCHEDULE II

                          EL PASO NATURAL GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN MILLIONS)

                 COLUMN A                     COLUMN B         COLUMN C          COLUMN D    COLUMN E
                 --------                    ----------   -------------------   ----------   ---------
                                                          CHARGED
                                             BALANCE AT   TO COSTS   CHARGED                  BALANCE
                                             BEGINNING      AND      TO OTHER                 AT END
                DESCRIPTION                  OF PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS   OF PERIOD
                -----------                  ----------   --------   --------   ----------   ---------
1996
  Allowance for bad debts..................     $ 10        $  2       $ 51(a)     $  3         $ 60
  Allowance for take-or-pay receivables....        1          --         --           1           --
1995
  Allowance for bad debts..................     $ 15        $  2       $  2        $  9(b)      $ 10
  Allowance for take-or-pay receivables....        9          --         --           8            1
1994
  Allowance for bad debts..................     $  9        $  2       $  4        $ --         $ 15
  Allowance for take-or-pay receivables....       19          --         --          10            9

---------------

(a) Primarily due to acquisition of EPTPC.

(b) Primarily accounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Election of Directors" in EPG's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference. Information regarding executive officers of the Company is presented in Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in EPG's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF A BENEFICIAL OWNER AND MANAGEMENT

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in EPG's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated statements of income......................   28
     Consolidated balance sheets............................   29
     Consolidated statements of cash flows..................   30
     Consolidated statements of stockholders' equity........   31
     Notes to consolidated financial statements.............   32
     Report of independent accountants......................   57

2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......   58
     Schedules other than that listed above are omitted
      because they are not applicable

3. Exhibit list.............................................   61

     (B) REPORTS ON FORM 8-K:

     On October 22, 1996, EPG filed a report under Item 5 on Form 8-K, dated October 22, 1996, as amended pursuant to a Form 8-K/A filed November 5, 1996, with respect to the filing of Amendments No. 1 and No. 2, respectively, to the Registration Statement on Form S-4 with the SEC.

     On November 13, 1996, EPG filed a report under Item 5 on Form 8-K, dated November 13, 1996, with respect to the issuance by the Company of $200,000,000 of 6 3/4% Notes due 2003 and $200,000,000 of 7 1/2% Debentures due 2026, under an Indenture dated as of November 13, 1996, between EPG and The Chase Manhattan Bank, as trustee.

     On December 26, 1996, EPG filed a report under Items 2, 5 and 7 on Form 8-K, dated December 26, 1996, as amended pursuant to amendments on Form 8-K/A filed January 21, 1997 and January 22, 1997, respectively, with respect to the Company's acquisition of EPTPC. Financial statements of EPTPC were filed.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1996

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 among El Paso Natural Gas Company, El Paso
                            Merger Company and Tenneco Inc. (Exhibit 2.A to
                            Registration No. 333-10911).
          3.A            -- Restated Certificate of Incorporation of EPG dated
                            January 22, 1992. (Form 10-K, No. 1-2700, filed January
                            29, 1992); Certificate of Designation, Preferences and
                            Rights of Series A Junior Participating Preferred Stock
                            of EPG, dated July 7, 1992, (Form 10-K, No. 1-2700, filed
                            February 3, 1993).
          3.B            -- By-laws of EPG, as amended April 1, 1996. (Exhibit 3(ii)
                            to Registration Statement No. 10911).
          4              -- Shareholder Rights Plan (Form 10-Q, No. 1-2700, filed
                            November 12, 1992).
         10.A            -- Transportation Service Agreement as Amended and Restated,
                            effective November 1, 1993, between EPG and Pacific Gas
                            and Electric Company. (Form 10-K, No. 1-2700, filed
                            January 26, 1995).
         10.B            -- Transportation Service Agreement as Amended and Restated,
                            effective July 16, 1993, between EPG and Southern
                            California Gas Company. (Form 10-K, No. 1-2700, filed
                            January 26, 1995).
         10.C            -- Transportation Service Agreement, dated August 9, 1991, and effective September 1, 1991, between EPG and
                            Southwest Gas Corporation for service to Arizona;
                            Transportation Service Agreement, dated August 9, 1991,
                            and effective September 1, 1991, between EPG and
                            Southwest Gas Corporation for service to Nevada (Form
                            10-Q, No. 1-2700, filed November 14, 1991); Amendatory
                            Agreement and replacement of Exhibit B to Transportation
                            Service Agreement dated August 9, 1991, and effective May
                            8, 1992, between EPG and Southwest Gas Corporation for
                            service to Nevada. (Form 10-K, No. 1-2700, filed February
                            3, 1993). Exhibit B to the Transportation Service
                            Agreement dated August 9, 1991, and effective March 1,
                            1994, between EPG and Southwest Gas Corporation for
                            service to Arizona. (Form 10-K, No. 1-2700, filed January
                            26, 1995).
         10.D            -- Master Separation Agreement and documents related thereto dated January 15, 1992, by and among Burlington Resources
                            Inc., EPG and Meridian Oil Holding Inc., including
                            Exhibits (Form 10-K, No. 1-2700, filed January 29, 1992).
        *10.E            -- $750 million Revolving Credit and Competitive Advance
                            Facility Agreement dated as of November 4, 1996 between
                            EPG, The Chase Manhattan Bank and certain other banks.
        *10.F            -- $3 billion Revolving Credit and Competitive Advance
                            Facility Agreement dated as of November 4, 1996 between
                            Tenneco (renamed El Paso Tennessee Pipeline Co.), The
                            Chase Manhattan Bank and certain other banks.
        *10.G            -- $250 million Revolving Credit and Competitive Advance
                            Facility Agreement dated as of November 4, 1996 between
                            EPG, The Chase Manhattan Bank and certain other banks.
        +10.H            -- Omnibus Compensation Plan dated as of January 1, 1992,
                            (Amendment No. 1 to Form S-2, No. 33-45369, filed
                            February 27, 1992).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.I            -- 1995 Incentive Compensation Plan effective as of January
                            13, 1995 (Form S-8, No. 33-57553, filed February 2,
                            1995); Amendment No. 1 to EPG's 1995 Incentive
                            Compensation Plan, effective as of July 1, 1995 (Form
                            10-Q, No. 1-2700, filed July 21, 1995); Amendment No. 2
                            to the 1995 Incentive Compensation Plan effective January
                            1, 1996 (Exhibit 10.I.1 to EPG's Form 10-K for the fiscal
                            year ended December 31, 1995, File No. 1-2700).
        +10.J            -- 1995 Compensation Plan for Non-Employee Directors
                            effective as of January 13, 1995 (Form S-8, No. 33-57553,
                            filed February 2, 1995).
        +10.K            -- Stock Option Plan for Non-Employee Directors dated as of
                            January 1, 1992, (Amendment No. 1 to Form S-2, No.
                            33-45369, filed February 27, 1992).
        +10.L            -- 1995 Omnibus Compensation Plan effective as of January
                            13, 1995 (Form S-8, No. 33-57553, filed February 2,
                            1995); Amendment No. 1 to EPG's 1995 Omnibus Compensation
                            Plan, effective as of July 21, 1995 (Form 10-Q, No.
                            1-2700, filed July 21, 1995).
        +10.M            -- Supplemental Benefits Plan, Amended and Restated
                            Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                            filed January 26, 1995).
        +10.N            -- Senior Executive Survivor Benefit Plan effective January
                            1, 1992, (Amendment No. 1 to Form S-2, No. 33-45369,
                            filed February 27, 1992).
        +10.O            -- Deferred Compensation Plan, Amended and Restated
                            Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                            filed January 26, 1995).
        +10.P            -- Retirement Income Plan for Non-Employee Directors,
                            Amended and Restated Effective as of January 13, 1995
                            (Form 10-K, No. 1-2700, filed January 26, 1995).
        +10.Q            -- Key Executive Severance Protection Plan, Amended and
                            Restated Effective as of January 13, 1995 (Form 10-K, No.
                            1-2700, filed January 26, 1995).
        +10.R            -- Director Charitable Award Plan, Amended and Restated
                            Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                            filed January 26, 1995); Amendment No. 1 to the Director
                            Charitable Award Plan effective as of January 22, 1996
                            (Exhibit 10.R.1 to EPG's Form 10-K for the fiscal year
                            ended December 31, 1995, File No. 1-2700).
        +10.S            -- Employment Agreement dated July 31, 1992, between EPG and
                            William A. Wise (Form 10-K, No. 1-2700, filed February 3,
                            1993); Amendment to Employment Agreement dated January
                            29, 1996 between EPG and William A. Wise (Exhibit 10.T.1
                            to EPG's Form 10-K for the fiscal year ended December 31,
                            1995, File No. 1-2700).
        +10.T            -- Letter Agreement dated February 22, 1991, between EPG and
                            Britton White, Jr. (Form 10-K, No. 1-2700, filed February
                            3, 1993).
        +10.U            -- Letter Agreement dated January 13, 1995, between EPG and
                            William A. Wise (Form 10-K, No. 1-2700, filed January 26,
                            1995).
         10.V            -- Amended and Restated Limited Liability Company Agreement
                            of Aguaytia Energy, LLC entered into November 30, 1995,
                            by and among The Maple Gas Corporation del Peru Ltd, The
                            Maple Gas Corporation, P.I.D.C. Aguaytia, L.L.C., EPED
                            Aguaytia Company, IGC Aguaytia Partners, L.L.C., Scudder
                            Latin American Power I-P L.D.C., and PMDC Aguaytia, Ltd.
                            (Exhibit 10.G to EPG's Form 10-K for the fiscal year
                            ended December 31, 1995, File No. 1-2700).
        *11              -- Computation of Earnings per Common Share.
        *12              -- Computation of Ratio of Earnings to Fixed Charges.
        *21              -- Subsidiaries of the Registrant.
        *23              -- Consent of Experts.
        *27              -- Financial Data Schedule.

UNDERTAKING.

     The undersigned, El Paso Natural Gas Company, hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of El Paso Natural Gas Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of El Paso Natural Gas Company and its consolidated subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 1997.

                                           EL PASO NATURAL GAS COMPANY
                                                     Registrant

                                            By      /s/ WILLIAM A. WISE
                                            ------------------------------------
                                                      William A. Wise
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ WILLIAM A. WISE                   Chairman of the Board, Chief     March 7, 1997
-----------------------------------------------------    Executive Officer and
                  (William A. Wise)                      Director

                /s/ RICHARD O. BAISH                   President                        March 7, 1997
-----------------------------------------------------
                 (Richard O. Baish)

                 /s/ H. BRENT AUSTIN                   Executive Vice President and     March 7, 1997
-----------------------------------------------------    Chief Financial Officer
                  (H. Brent Austin)

                /s/ JEFFREY I. BEASON                  Vice President, Controller, and  March 7, 1997
-----------------------------------------------------    Chief Accounting Officer
                 (Jeffrey I. Beason)

                /s/ BYRON ALLUMBAUGH                   Director                         March 7, 1997
-----------------------------------------------------
                 (Byron Allumbaugh)

              /s/ EUGENIO GARZA LAGUERA                Director                         March 7, 1997
-----------------------------------------------------
             (Eugenio Garza Lag(i)uera)

                /s/ JAMES F. GIBBONS                   Director                         March 7, 1997
-----------------------------------------------------
                 (James F. Gibbons)

                   /s/ BEN F. LOVE                     Director                         March 7, 1997
-----------------------------------------------------
                    (Ben F. Love)

               /s/ KENNETH L. SMALLEY                  Director                         March 7, 1997
-----------------------------------------------------
                (Kenneth L. Smalley)

                 /s/ MALCOLM WALLOP                    Director                         March 7, 1997
-----------------------------------------------------
                  (Malcolm Wallop)

                                                       EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3(i)           -- Restated Certificate of Incorporation of EPG dated
                            January 22, 1992. (Form 10-K, No. 1-2700, filed January
                            29, 1992); Certificate of Designation, Preferences and
                            Rights of Series A Junior Participating Preferred Stock
                            of EPG, dated July 7, 1992, (Form 10-K, No. 1-2700, filed
                            February 3, 1993).
          3(ii)          -- By-laws of EPG, as amended September 1, 1994. (Form 10-K,
                            No. 1-2700, filed January 26, 1995).
          4.B.1          -- Indenture, dated as of March 1, 1987, between EPG and
                            Citibank, N.A., Trustee, with respect to EPG's 8 5/8%
                            Debentures due 2012 (Form S-3, No. 33-34284, filed April
                            20, 1990); Supplemental Indenture, dated December 24,
                            1991, (Form 10-K, No. 1-2700, filed January 29, 1992).
          4.B.2          -- Indenture, dated as of August 1, 1987, between EPG and
                            Citibank, N.A., Trustee, with respect to EPG's 9.45%
                            Notes due 1999 (Form S-3, No. 33-34284, filed April 20,
                            1990); Supplemental Indenture, dated December 24, 1991,
                            (Form 10-K, No. 1-2700, filed January 29, 1992).
          4.B.3          -- Indenture, dated as of January 1, 1992, between EPG and
                            Citibank, N.A., Trustee, with respect to EPG's 6.90%
                            Notes due 1997, 7 3/4% Notes due 2002 and 8 5/8%
                            Debentures due 2022 (Form 10-K, No. 1-2700, filed January
                            29, 1992).
          4.C            -- Shareholder Rights Plan (Form 10-Q, No. 1-2700, filed
                            November 12, 1992).
         10.A            -- Mojave Pipeline General Partnership Agreement by and
                            among El Paso Mojave Pipeline Co., HNG Mojave, Inc., and
                            Pacific Interstate Mojave Company, dated as of March 26,
                            1985, (Form 10-Q, No. 1-2700, filed May 15, 1985);
                            Amendment No. 1 to General Partnership Agreement dated as
                            of September 29, 1986, (Form 10-Q, No. 1-2700, filed May
                            13, 1988); Amendment No. 2 to General Partnership
                            Agreement dated as of September 30, 1991, (Form 10-Q, No.
                            1-2700, filed November 14, 1991).
         10.B            -- Lease, dated May 27, 1982, between EPG and First Capital
                            Kayser Center (Form 10-Q, No. 1-2700, filed November 14,
                            1991).
         10.C            -- Transportation Service Agreement as Amended and Restated,
                            effective November 1, 1993, between EPG and Pacific Gas
                            and Electric Company. (Form 10-K, No. 1-2700, filed
                            January 26, 1995).
         10.D            -- Transportation Service Agreement as Amended and Restated,
                            effective July 16, 1993, between EPG and Southern
                            California Gas Company. (Form 10-K, No. 1-2700, filed
                            January 26, 1995).
         10.E            -- Transportation Service Agreement, dated August 9, 1991, and effective September 1, 1991, between EPG and
                            Southwest Gas Corporation for service to Arizona;
                            Transportation Service Agreement, dated August 9, 1991,
                            and effective September 1, 1991, between EPG and
                            Southwest Gas Corporation for service to Nevada (Form
                            10-Q, No. 1-2700, filed November 14, 1991); Amendatory
                            Agreement and replacement of Exhibit B to Transportation
                            Service Agreement dated August 9, 1991, and effective May
                            8, 1992, between EPG and Southwest Gas Corporation for
                            service to Nevada. (Form 10-K, No. 1-2700, filed February
                            3, 1993). Exhibit B to the Transportation Service
                            Agreement dated August 9, 1991, and effective March 1,
                            1994, between EPG and Southwest Gas Corporation for
                            service to Arizona. (Form 10-K, No. 1-2700, filed January
                            26, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.F            -- Credit Agreement among Mojave Pipeline Company and
                            Deutsche Bank AG, New York Branch, and Swiss Bank
                            Corporation, New York Branch, individually and as Agents,
                            and the Banks named therein, dated as of September 30,
                            1991, and the following documents related thereto:
                            Sponsor Performance Agreement among EPG and Deutsche Bank
                            AG, New York Branch, as Collateral Agent and Deutsche
                            Bank AG, New York Branch and Swiss Bank Corporation, New
                            York Branch, as Agents, dated as of September 30, 1991;
                            Partner Performance Agreement among El Paso Mojave
                            Pipeline Co. and Deutsche Bank AG, New York Branch, as
                            Collateral Agent and Deutsche Bank AG, New York Branch
                            and Swiss Bank Corporation, New York Branch, as Agents,
                            dated as of September 30, 1991; Pledge Agreement made by
                            El Paso Mojave Pipeline Co. with and to Deutsche Bank AG,
                            New York Branch (as Collateral Agent) for the Secured
                            Creditors, dated as of September 30, 1991; $90,000,000
                            Note dated September 30, 1991, executed by Mojave
                            Pipeline Company and payable to Deutsche Bank AG, New
                            York Branch; $90,000,000 Note dated September 30, 1991,
                            executed by Mojave Pipeline Company and payable to Swiss
                            Bank Corporation, New York Branch (Form 10-Q, No. 1-2700,
                            filed November 14, 1991); Syndication and replacement of
                            Notes with a $52,750,000 Note dated September 30, 1991,
                            executed by Mojave Pipeline Company and payable to Swiss
                            Bank Corporation, New York Branch; a $40,000,000 Note
                            dated September 30, 1991, executed by Mojave Pipeline
                            Company and payable to Deutsche Bank AG, New York Branch;
                            a $30,000,000 Note dated September 30, 1991, executed by
                            Mojave Pipeline Company and payable to Banque Indosuez; a
                            $20,000,000 Note dated September 30, 1991, executed by
                            Mojave Pipeline Company and payable to the Sumitomo Bank,
                            Limited, Houston Agency; a $20,000,000 Note dated
                            September 30, 1991, executed by Mojave Pipeline Company
                            and payable to the Bank of Nova Scotia; a $17,250,000
                            Note dated September 30, 1991, executed by Mojave
                            Pipeline Company and payable to Credit Lyonnais Cayman
                            Islands Branch (Form 10-K, No. 1-2700, filed January 29,
                            1992). First Amendment to Credit Agreement dated as
                            effective December 23, 1992, among Mojave Pipeline
                            Company and Deutsche Bank AG, New York Branch and Swiss
                            Bank Corporation, New York Branch; Amendment to Sponsor
                            and Partner Performance Agreements entered into effective
                            as of December 23, 1992; Syndication and replacement of
                            Note for $52,750,000 payable to Swiss Bank Corporation,
                            New York Branch and Note for $17,250,000 payable to
                            Credit Lyonnais Cayman Islands Branch with a $40,000,000
                            Note dated September 30, 1991, executed by Mojave
                            Pipeline Company and payable to Swiss Bank Corporation,
                            New York Branch; and a $30,000,000 Note dated September
                            30, 1991, executed by Mojave Pipeline Company and payable
                            to Credit Lyonnais Cayman Islands Branch, Second
                            Amendment to Credit Agreement dated as effective June 1,
                            1993, among Mojave Pipeline Company and Deutsche Bank AG,
                            New York Branch and Swiss Bank Corporation, New York
                            Branch; Amended and Restated Sponsor Performance
                            Agreement dated as effective June 1, 1993, among El Paso
                            Natural Gas Company and Deutsche Bank AG, New York Branch
                            and Swiss Bank Corporation, New York Branch; Amendment
                            and Ratification of Partner Documents dated as effective
                            June 1, 1993, among EPNG Mojave, Inc. and El Paso Mojave
                            Pipeline Co. and Deutsche Bank AG, New York Branch and
                            Swiss Bank Corporation, New York Branch (Form 10-Q, No.
                            1-2700, filed August 16, 1993). Replacement of
                            $30,000,000 Note dated September 30, 1991, executed by
                            Mojave Pipeline Company and payable to Banque Indosuez
                            with a $30,000,000 Note dated September 30, 1991,
                            executed by Mojave Pipeline Company and payable to Bank
                            of Scotland. (Form 10-Q, No. 1-2700, filed May 13, 1994).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.G            -- Master Separation Agreement and documents related thereto dated January 15, 1992, by and among Burlington Resources
                            Inc., EPG and Meridian Oil Holding Inc., including
                            Exhibits (Form 10-K, No. 1-2700, filed January 29, 1992).
         10.H            -- Revolving Credit and Competitive Advance Facility
                            Agreement dated as of August 10, 1994 between EPG,
                            Chemical Bank and certain other banks (Form 10-Q, No.
                            1-2700, filed November 14, 1994).
        +10.I            -- Omnibus Compensation Plan dated as of January 1, 1992,
                            (Amendment No. 1 to Form S-2, No. 33-45369, filed
                            February 27, 1992).
        +10.J            -- 1995 Incentive Compensation Plan effective as of January
                            13, 1995 (Form S-8, No. 33-57553, filed February 2,
                            1995); Amendment No. 1 to EPG's 1995 Incentive
                            Compensation Plan, effective as of July 1, 1995 (Form
                            10-Q, No. 1-2700, filed July 21, 1995).
       *+10.J.1          -- Amendment No. 2 to the 1995 Incentive Compensation Plan
                            effective January 1, 1996.
        +10.K            -- 1995 Compensation Plan for Non-Employee Directors
                            effective as of January 13, 1995 (Form S-8, No. 33-57553,
                            filed February 2, 1995).
        +10.L            -- Stock Option Plan for Non-Employee Directors dated as of
                            January 1, 1992, (Amendment No. 1 to Form S-2, No.
                            33-45369, filed February 27, 1992).
        +10.M            -- 1995 Omnibus Compensation Plan effective as of January
                            13, 1995 (Form S-8, No. 33-57553, filed February 2,
                            1995); Amendment No. 1 to EPG's 1995 Omnibus Compensation
                            Plan, effective as of July 21, 1995 (Form 10-Q, No.
                            1-2700, filed July 21, 1995).
        +10.N            -- Supplemental Benefits Plan, Amended and Restated
                            Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                            filed January 26, 1995).
        +10.O            -- Senior Executive Survivor Benefit Plan effective January
                            1, 1992, (Amendment No. 1 to Form S-2, No. 33-45369,
                            filed February 27, 1992).
        +10.P            -- Deferred Compensation Plan, Amended and Restated
                            Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                            filed January 26, 1995).
        +10.Q            -- Retirement Income Plan for Non-Employee Directors,
                            Amended and Restated Effective as of January 13, 1995
                            (Form 10-K, No. 1-2700, filed January 26, 1995).
        +10.R            -- Key Executive Severance Protection Plan, Amended and
                            Restated Effective as of January 13, 1995 (Form 10-K, No.
                            1-2700, filed January 26, 1995).
        +10.S            -- Director Charitable Award Plan, Amended and Restated
                            Effective as of January 13, 1995 (Form 10-K, No. 1-2700,
                            filed January 26, 1995).
       *+10.S.1          -- Amendment No. 1 to the Director Charitable Award Plan
                            effective as of January 22, 1996.
         10.T            -- Receivables Purchase and Sale Agreement dated as of
                            January 14, 1992, between EPG, CIESCO L.P., Corporate
                            Asset Funding Company, Inc. and Citicorp North America,
                            Inc. (Form 10-K, No. 1-2700, filed February 3, 1993).
        +10.U            -- Employment Agreement dated July 31, 1992, between EPG and
                            William A. Wise (Form 10-K, No. 1-2700, filed February 3,
                            1993).
       *+10.U.1          -- Amendment to Employment Agreement dated January 29, 1996 between EPG and William A. Wise.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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