Form 10-Q
period 1997-03-31
EL PASO NATURAL GAS CO
filed 1997-05-14
CIK 31986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-2700

                            ------------------------

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-0608280
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
           EL PASO ENERGY BUILDING
        1001 LOUISIANA, HOUSTON, TEXAS                             77002
   (Address of Principal Executive Offices)                      (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (713) 757-2131

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $3.00 per share
              as of May 12, 1997                             59,757,630 shares

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                       DEFINITIONS
                                                       -----------
CAPSA.................  Companias Asociadas Petroleras SA, a privately held integrated energy company in Argentina
Company...............  El Paso Natural Gas Company and its subsidiaries
Cornerstone...........  Cornerstone Natural Gas, Inc.
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Distributions.........  Various intercompany transfers and distributions which restructured, divided and separated the businesses, assets and liabilities of Old
                        Tenneco and its subsidiaries so that all the assets, liabilities and operations related to the automotive parts, packaging and administrative services businesses and the shipbuilding business were spun-off to Old
                        Tenneco's then existing common stockholders.
EPG...................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of El Paso Natural Gas Company
FERC..................  The Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
Merger................  The acquisition of El Paso Tennessee Pipeline Co. by El Paso Natural Gas
                        Company in December 1996
MW(s).................  Megawatt(s)
NGL(s)................  Natural gas liquid(s)
New Tenneco...........  Tenneco Inc., subsequent to the Merger and Distributions, consisting of the automotive parts, packaging and administrative services businesses
Old Tenneco...........  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to its acquisition by the Company
PCB(s)................  Polychlorinated biphenyl(s)
Pemex.................  Pemex Gas Petroquimica Basica, the Mexican state-owned energy company
PRP(s)................  Potentially responsible party(ies)
SFAS..................  Statement of Financial Accounting Standards
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 FIRST QUARTER
                                                              -------------------
                                                               1997        1996
                                                              -------     -------
Operating revenues..........................................  $ 1,831     $   606
                                                              -------     -------
Operating expenses
  Cost of gas and other products............................    1,439         434
  Operation and maintenance.................................      158          73
  Employee separation and asset impairment charge...........       --          99
  Depreciation, depletion, and amortization.................       67          22
  Taxes, other than income taxes............................       28          11
                                                              -------     -------
                                                                1,692         639
                                                              -------     -------
Operating income (loss).....................................      139         (33)
                                                              -------     -------
Other (income) and expense
  Interest and debt expense.................................       61          23
  Other -- net..............................................       (9)          2
                                                              -------     -------
                                                                   52          25
                                                              -------     -------
Income (loss) before income taxes and minority interest.....       87         (58)
Income taxes (benefit)......................................       34         (23)
                                                              -------     -------
Income before minority interest.............................       53         (35)
Minority interest
  Preferred stock dividend requirement of EPTPC.............        6          --
                                                              -------     -------
Net income (loss)...........................................  $    47     $   (35)
                                                              =======     =======
Earnings (loss) per common share............................  $  0.85     $ (1.01)
                                                              =======     =======
Average common shares outstanding...........................     55.6        35.1
                                                              =======     =======
Dividends declared per common share.........................  $ .3650     $ .3475
                                                              =======     =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,
                                                                 1997        DECEMBER 31,
                                                              (UNAUDITED)        1996
                                                              -----------    ------------
Current assets
  Cash and temporary investments............................    $  125          $  200
  Accounts and notes receivable, net........................     1,058           1,273
  Inventories...............................................        74              87
  Deferred income tax benefit...............................       107             141
  Other.....................................................       437             395
                                                                ------          ------
          Total current assets..............................     1,801           2,096
Property, plant, and equipment, net.........................     6,176           5,938
Other.......................................................       769             809
                                                                ------          ------
          Total assets......................................    $8,746          $8,843
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  977          $1,089
  Short-term borrowings (including current maturities of
     long-term debt)........................................       541             841
  Accrual for regulatory issues.............................       163             309
  Other.....................................................       674             604
                                                                ------          ------
          Total current liabilities.........................     2,355           2,843
                                                                ------          ------
Long-term debt, less current maturities.....................     2,194           2,215
                                                                ------          ------
Deferred income taxes, less current portion.................     1,252           1,092
                                                                ------          ------
Other.......................................................       772             720
                                                                ------          ------
Minority interest
  Preferred stock of subsidiary.............................       300             296
                                                                ------          ------
  Other minority interest...................................        40              39
                                                                ------          ------
Commitments and contingent liabilities (See Note 2)
Stockholders' equity
  Common stock, par value $3 per share; authorized
     100,000,000 shares; issued 60,378,201 and 56,726,734
     shares.................................................       181             170
  Additional paid-in capital................................     1,520           1,355
  Retained earnings.........................................       253             227
  Less: Treasury stock (at cost) 1,452,485 and 1,451,922
        shares..............................................        45              45
         Deferred compensation..............................        76              69
                                                                ------          ------
          Total stockholders' equity........................     1,833           1,638
                                                                ------          ------
          Total liabilities and stockholders' equity........    $8,746          $8,843
                                                                ======          ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                              ---------------
                                                               1997      1996
                                                              -------    ----
Cash flows from operating activities
  Net income (loss).........................................  $    47    $(35)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation, depletion, and amortization..............       67      22
     Deferred income taxes (benefit)........................       44     (23)
     Net employee separation and asset impairment charge....       --      98
     Working capital changes................................      (21)      4
     Other..................................................       (5)      7
                                                              -------    ----
          Net cash provided by operating activities.........      132      73
                                                              -------    ----
Cash flows from investing activities
  Capital expenditures......................................      (30)    (29)
  Investment in equity securities...........................      (71)     --
  Collection of note receivable from partnership............       53      --
  Other.....................................................       11      10
                                                              -------    ----
          Net cash used in investing activities.............      (37)    (19)
                                                              -------    ----
Cash flows from financing activities
  Net commercial paper repayments...........................       --     (60)
  Revolving credit borrowings...............................       --      75
  Revolving credit repayments...............................   (1,100)    (60)
  Long-term debt retirements................................     (104)     --
  Net proceeds from long-term debt issuance.................      883      --
  Net proceeds from equity offering.........................      152      --
  Dividends paid on common stock............................      (13)    (11)
  Dividends paid on preferred stock of EPTPC................       (6)     --
  Other.....................................................       18       4
                                                              -------    ----
          Net cash used in financing activities.............     (170)    (52)
                                                              -------    ----
Increase (decrease) in cash and temporary investments.......      (75)      2
Cash and temporary investments
          Beginning of period...............................      200      39
                                                              -------    ----
          End of period.....................................  $   125    $ 41
                                                              =======    ====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1996 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at March 31, 1997, and for the quarters ended March 31, 1997, and 1996, are unaudited. The condensed balance sheet at December 31, 1996, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the cyclical nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     TGP -- On February 28, 1997, TGP filed with FERC a proposed settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). On April 16, 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP will be entitled to collect from customers a total of $770 million, of which approximately $625 million has been collected as of March 31, 1997. The remaining $145 million will be collected through a two-year demand transportation surcharge and an interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provide a rate cap, indexed to inflation, through October 31, 2005, for certain of TGP's customers.

     In January 1995, FERC accepted TGP's rate case filed in December 1994, suspended its effectiveness for the maximum period of five months pursuant to the normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A stipulation was filed with an Administrative Law Judge in this proceeding in April 1996. This stipulation resolves the rates that are the subject of the December 1994 rate case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Under the stipulation agreement, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $152 million was refunded to customers in March 1997 with the remaining $33 million offset against GSR recoveries per customer election. TGP had provided for these rate refunds. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the stipulation. The Company believes the FERC orders will be upheld.

     EPG -- In January 1997, the Chief Administrative Law Judge certified EPG's settlement, filed in March 1996, to FERC and severed the then contesting parties. In April 1997, FERC approved EPG's settlement as filed and determined that only Southern California Edison Company should be severed for separate determination of the rate it pays EPG. Hearings to determine Southern California Edison Company's rate are scheduled to begin January 1998. Revenues collected subject to refund as of March 31, 1997, were $154 million, including interest. It is anticipated that refunds to the customers that were parties to the settlement will be made in the third quarter of 1997. EPG has provided, and will continue to provide, a reserve for rate refunds as revenues are collected.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain parties sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996. In March 1997, following a technical conference and the submission of statements of position and replies, FERC issued an order determining that the costs related to all but one of EPG's disputed contracts were eligible for recovery. The costs ruled ineligible for recovery, including interest, totaled approximately $3 million, and EPG anticipates refunding this amount to its customers in the second quarter of 1997. The contesting parties, which contended that EPG should have been ordered to refund up to $42 million plus interest, have filed a request for rehearing of FERC's March 1997 order.

  Environmental Matters

     As of March 31, 1997, the Company had a reserve of approximately $238 million related to the environmental assessments and remediation activities discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the United States Environmental Protection Agency List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

     Following negotiations with its customers, TGP in May 1995 filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition of Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation, which was effective July 1, 1995, had no material effect on the Company's financial position or results of operations. As of March 31, 1997, a balance of $43 million remains to be collected.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 32 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the Superfund sites referenced above will not have a materially adverse effect on the Company's financial position or results of operations.

     In addition, the Company has identified a number of formerly owned or leased sites, and certain other sites associated with its discontinued operations, where environmental remediation may be required. The Company presently believes that the costs to remediate these sites will not have a materially adverse effect on its financial position or results of operations.

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. The trials in TransAmerican and Stone are set to commence in May 1998 and January 1998, respectively. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

     In July 1996, EPG and TGP were served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia (the "Court"). The plaintiff filed this action under the False Claims Act against most interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian land, which deprived the United States of royalties otherwise due it. Among other things, the plaintiff sought to recover unspecified treble damages on behalf of the United States. The plaintiff also sought to recover his finder's fee and attorneys' fees. In response to motions filed by most defendants, the Court, on March 27, 1997, issued an order dismissing the complaint without prejudice because the defendants had not been properly joined and because the complaint did not plead fraud with the requisite specificity. EPG and TGP cannot predict what action the plaintiff will take in response to the Court's order. Based on information available at this time, EPG and TGP do not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations.

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

3. FINANCING TRANSACTIONS

     The Company had short-term borrowings at March 31, 1997 and December 31, 1996, as follows:

                                                              1997    1996
                                                              ----    ----
EPG Revolving Credit Facility...............................  $ --    $ 17
EPTPC Revolving Credit Facility.............................   517     700
Commercial paper............................................    --      --
                                                              ----    ----
                                                              $517    $717
                                                              ====    ====

     At December 31, 1996, EPTPC had an additional $900 million outstanding under its credit facility. This amount was reflected as long-term debt at December 31, 1996.

     In February 1997, EPG issued an additional 3 million shares of common stock. Proceeds of approximately $152 million, net of issuance costs, were used to repay a portion of EPTPC's credit facility and for general corporate purposes.

     In March 1997, TGP closed the sale of $300 million aggregate principal of 7 1/2% debentures due 2017, $300 million aggregate principal of 7% debentures due 2027, and $300 million aggregate principal of 7 5/8% debentures due 2037. Proceeds of approximately $883 million, net of issuance costs, were used to repay a portion of EPTPC's credit facility and for general corporate purposes.

     In January 1997, EPG's 6.90% notes, which had an aggregate principal amount of $100 million, matured and were retired.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1997, and December 31, 1996, consisted of the following:

                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $5,535    $5,420
Less accumulated depreciation and depletion.................   1,244     1,207
                                                              ------    ------
                                                               4,291     4,213
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   1,885     1,725
                                                              ------    ------
          Total property, plant, and equipment, net.........  $6,176    $5,938
                                                              ======    ======

     The increase in additional acquisition cost assigned to plant is a result of the Company's continuing efforts to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger.

5. INVENTORIES

     Inventories at March 31, 1997, and December 31, 1996, consisted of the following:

                                                              1997        1996
                                                              ----        ----
                                                               (IN MILLIONS)
Materials and supplies......................................  $48         $51
Gas in storage..............................................   26          36
                                                              ---         ---
                                                              $74         $87
                                                              ===         ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

6. ACCOUNTING FOR REGULATED OPERATIONS

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects off Certain Types of Regulation, which accounting methods may differ from those used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. During the first quarter of 1997, FERC approved TGP's GSR Stipulation and Agreement and EPG's settlement (discussed previously in Rates and Regulatory Matters of Note 2). The Company is currently evaluating the impact the FERC approvals may have on the continued application of regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At March 31, 1997, this amount was estimated to be approximately $102 million, net of income taxes. Any potential charge would be non-cash and would not have a direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

7. RECENT PRONOUNCEMENTS

  Earnings per share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which establishes new guidelines for calculating earnings per share. The pronouncement is effective for reporting periods ending after December 15, 1997, with earlier application not permitted; however, pro forma presentations as shown below are permitted for interim periods. SFAS No. 128 requires companies to present both a basic and diluted earnings per share on the face of the statement of income and to restate prior period earnings per share amounts. Basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 are presented below for the first quarter of 1997 and 1996.

                                                                  PRO FORMA SFAS NO. 128
                                                           -------------------------------------
                                                                1997                  1996
                                                           ---------------      ----------------
                                                           BASIC   DILUTED      BASIC    DILUTED
                                                           -----   -------      ------   -------
(In millions, except per common share amounts)
Net income (loss)........................................  $47.3    $47.3       $(35.2)  $(35.2)
Average common shares outstanding........................   55.6     55.6         35.1     35.1
Effect of dilutive securities
          Stock options..................................     --      1.0           --       --
Adjusted average common shares outstanding...............   55.6     56.6         35.1     35.1
Earnings (loss) per common share.........................  $ .85    $ .84       $(1.01)  $(1.01)

  Capital structure

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 129, Disclosure of Information about Capital Structure, which consolidates capital structure reporting requirements previously required by other accounting standards. This pronouncement, which will become effective for reporting periods ending after December 15, 1997, will have no impact on the Company's disclosure of capital structure information.

  Other

     The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, and Statement of Position No. 96-1, Environmental Remediation Liabilities, effective January 1, 1997. These pronouncements did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in addition to the interim consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

  Natural Gas Transmission

                                                              FIRST QUARTER
                                                              -------------
                                                              1997     1996
                                                              ----     ----
                                                              (IN MILLIONS)
Operating revenues..........................................  $343     $128
Operating expenses..........................................   201       81
                                                              ----     ----
Operating income............................................  $142     $ 47
                                                              ====     ====

     Operating revenues for the quarter ended March 31, 1997, were $215 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC.

     Operating expenses for the quarter ended March 31, 1997, were $120 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC. This increase in operating expenses was partially offset by lower operation and maintenance expense, specifically the cost of labor and benefits, as a result of the reduction in staffing levels.

  Field and Merchant Services

                                                              FIRST QUARTER
                                                              -------------
                                                              1997     1996
                                                              ----     ----
                                                              (IN MILLIONS)
Gathering and treating margin...............................  $ 36     $ 19
Processing margin...........................................    19        6
Marketing margin............................................    (5)      20
Other.......................................................     1       --
                                                              ----     ----
          Total gross margin................................    51       45
Operating expenses..........................................    41       27
                                                              ----     ----
Operating income............................................  $ 10     $ 18
                                                              ====     ====

     Total gross margin (revenue less cost of sales) for the quarter ended March 31, 1997, was $6 million higher than for the same period of 1996. The increases experienced in the gathering and treating margin and the processing margin were primarily the result of higher natural gas prices in the San Juan Basin, higher NGL prices, an increase in gathering and treating volumes due to the acquisition of Cornerstone and EPTPC, and an increase in NGLs attributable to the Chaco cryogenic plant, which began processing in the second quarter of 1996. A substantial amount of gathering revenues is tied to San Juan Basin index prices at the beginning of the previous month. During December 1996 and January 1997, the San Juan Basin index achieved near historic highs which significantly impacted gathering revenues for much of the first quarter of 1997. NGL prices, which directly affect processing revenues, were higher in the first quarter of 1997 compared to the same period of 1996. The Company does not anticipate that these price levels will be experienced during the remainder of the year. Partially offsetting the increase in gross margin was a decrease in marketing margin attributable to natural gas marketing and trading positions which experienced extreme volatility during the quarter and from the disposition of firm physical gas supplies, purchased at high prices at the beginning of

January, which became uneconomical as gas demand and market prices fell during the remainder of January and the quarter.

     Operating expenses for the quarter ended March 31, 1997, were $14 million higher than for the same period of 1996 primarily due to the acquisitions of Cornerstone and EPTPC.

  Corporate and Other

     The operating loss for the quarter ended March 31, 1997, was $85 million less than for the same period in 1996 primarily as a result of the employee separation and asset impairment charge recorded in March 1996.

  Other Income and Expense

     Interest and debt expense for the quarter ended March 31, 1997, was $38 million higher than for the same period of 1996 due primarily to the debt assumed in connection with the acquisition of EPTPC.

     Other income for the quarter ended March 31, 1997, was $11 million higher than for the same period of 1996 primarily due to an increase in equity income from unconsolidated subsidiaries resulting from the acquisition of EPTPC.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash From Operating Activities

     Net cash provided by operating activities was $59 million higher for the quarter ended March 31, 1997, compared to the same period of 1996. This increase was primarily a result of the acquisition of EPTPC, an income tax refund in 1997, and other working capital changes. The increase was partially offset by higher interest payments resulting from debt assumed in the acquisition of EPTPC and a rate refund to TGP's customers in March 1997.

  Cash From Investing Activities

     Net cash used in investing activities was $18 million higher for the quarter ended March 31, 1997, compared to the same period of 1996. This change was due to the acquisition of an interest in CAPSA and additional construction funding for the Aguaytia and Pakistan projects.

     In March 1997, the Company acquired an interest in CAPSA consisting of a
10.5 percent acquisition of CAPSA stock and an equity swap for an additional
18.5 percent of CAPSA stock. The total 29 percent interest is valued at $157 million. The assets of CAPSA include an interest in CAPEX, a company publicly traded on the Argentine and Luxembourg stock exchanges which owns certain power plants and gas and oil reserves in Argentina.

     During the first quarter of 1997, the Aguaytia project consortium completed loan negotiations with the Inter-American Development Bank which reduced the project equity requirements from 60 percent to approximately 40 percent. In addition, the Company increased its economic interest in the Aguaytia project by approximately 2 percent to 26 percent in April 1997.

     The increase in net cash used in investing activities was partially offset by the collection of a $53 million note receivable from the Company's partnership in a 103 MW cogeneration plant near Bartow, Florida. This completes the project financing for the plant.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, and/or available credit facilities.

  Cash From Financing Activities

     Net cash used in financing activities was $118 million higher for the quarter ended March 31, 1997, compared to the same period of 1996 due in large part to the Company's efforts to realign its debt and capital structure following the EPTPC acquisition. Specifically, this change was primarily a result of increased credit facility repayments from the proceeds received from long-term debt and common stock issuances. Also contributing to the change were the retirement of EPG's 6.90% notes in January 1997 and increased common and preferred stock dividends.

     In February 1997, the Company sold an additional 3 million shares of its common stock and, in March 1997, TGP issued $900 million of long-term debt. The proceeds from the long-term debt and common stock issuances were used to repay borrowings under EPTPC's credit facility and for general corporate purposes.

     The following table reflects quarterly dividends declared and paid on EPG's common stock:

                                           AMOUNT PER
            DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
            ----------------              ------------      ------------       -------------
                                                                               (IN MILLIONS)
October 11, 1996........................      0$.3475      January 2, 1997          $13
January 22, 1997........................      0$.3650       April 1, 1997           $22

     On April 23, 1997, the Board declared a quarterly dividend of $.3650 per share on EPG's common stock, payable on July 1, 1997, to stockholders of record on June 6, 1997.

     Also during the first quarter of 1997, quarterly dividends of $6 million were paid on EPTPC's Series A Preferred Stock.

     Future funding for long-term debt retirements, dividends, and other financing expenditures are expected to be provided by internally generated funds, commercial paper issuances, and/or available credit facilities.

     At March 31, 1997, the Company had $1 billion available under its revolving credit facilities which were established in November 1996. The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets.

                         COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

  Legal Proceedings

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

  Environmental Matters

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

                                     OTHER

  Future Projects

     Czech Republic Project. In March 1997, the Company acquired a 17.8 percent interest in a $400 million project to expand a 363 MW gas and coal-fired power plant located in Kladno, Czech Republic. Project financing is being arranged for approximately 75 percent of the cost and is expected to close during the second quarter of 1997. The Company is currently negotiating with the other partners in the project to purchase an additional 13.4 percent. The acquisition of the additional ownership interest is anticipated to be completed in the second quarter bringing the Company's total ownership in the project to 31.2 percent.

     Mexico. In March 1997, the consortium constructing the pipeline expansion which connects EPG's existing pipeline system in west Texas to Pemex's pipeline system in northern Mexico signed a contract with

Willbros Engineering for the construction of the 22 miles of pipeline on the U.S. side of the border and the 23 miles of pipeline in Mexico. Construction is expected to begin in the second quarter of 1997 with completion projected for December 1997.

     Hungary Project. The Company's acquisition of a 50 percent controlling interest in an operating 70 MW power plant located in Dunaujvaros, Hungary, is now scheduled to close in the second quarter of 1997.

     Eastern Express Project. The Eastern Express Project involves expansion of TGP's system at an estimated cost of up to $400 million. At this time, preliminary plans call for adding compression, pipeline looping and an approximate 35-mile pipeline segment extension to the Leidy market hub located near central Pennsylvania. The final design of the project will be based on the results of an open season being held through June 16, 1997, the results of a separate capacity turn back open season, and the execution of precedent agreements.

  Purchase Price Allocation

     The Company is continuing to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger. Management believes that the final adjustments to the purchase price allocation will not have a material impact on the Company's financial position or results of operations.

  Accounting for Regulated Operations

     EPG's interstate pipelines are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For a further discussion, see Part I, Financial Information, Note 6, which is incorporated herein by reference.

  Recent Pronouncements

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

  Highly Competitive Industry

     The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor hydroelectric generation or other alternative energy sources, price competition; drilling activity and supply availability; and service competition, especially due to excess pipeline capacity into California. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next four years, principally in November 2000) could be adversely affected by the proposed construction of additional pipeline capacity in the Northeast U.S., reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control.

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

  Use of Derivative Financial Instruments

     In the ordinary course and conduct of its business, some of the Company's non-regulated subsidiaries are engaged in the gathering, processing and marketing of natural gas and other energy commodities and utilize futures and option contracts traded on the New York Mercantile Exchange and over-the-counter options and price and basis swaps with other gas merchants and financial institutions The Company could incur financial losses in future periods as a result of volatility in the market values of the underlying commodities.

  Acquisitions and Investments

     Opportunities for growth through acquisitions and investments in joint ventures, and future operating results and the success of acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks, and the effects of currency fluctuations and exchange controls. Such legal and regulatory delays and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

  Potential Environmental Liabilities

     The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulation and enforcement polices thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future.

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

  Potential Liabilities Related to the Merger

     The amount of the actual and contingent liabilities of EPTPC, which remained the liabilities of the Company after the Merger, could vary materially from the amount estimated by the Company, which was based upon assumptions which could prove to be inaccurate. If New Tenneco or Newport News Shipbuilding Inc. were unable or unwilling to pay their respective liabilities, a court could require the Company, under certain legal theories which may or may not be applicable to the situation, to assume responsibility for such obligations, which could have a material adverse effect on the Company.

  Uncertainty Surrounding Integration of Operations

     The Company has begun to integrate the business and operations of EPTPC and its subsidiaries to increase operating and administrative efficiency through consolidation and reengineering of facilities, workforce reductions and coordination of purchasing, sales and marketing activities. Management anticipates that the complementary interstate and intrastate pipeline operations and energy marketing activities of the combined company should provide increased operating flexibility and access to additional customers and markets, although the amount and timing of the realization of such benefits will depend upon the Company's ability to integrate successfully the businesses and operations of the companies, and the time period over which such integration is effected.

  Potential Federal Income Tax Liabilities

     In connection with the Merger and Distributions, the Internal Revenue Service issued a private letter ruling to Old Tenneco, in which the Internal Revenue Service ruled that for U.S. federal income tax purposes (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders,
(ii) the Merger would constitute a tax-free reorganization, and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News Shipbuilding Inc. have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

  Refinancing and Interest Rate Exposure Risks

     The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry or the Company, or credit ratings.

  Potential for Changes in Accounting Standards

     Authoritative generally accepted accounting principles or policy changes from such standard setting bodies as the Financial Accounting Standards Board, FERC, and the Securities and Exchange Commission may affect the Company's results of operations or financial position.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *11             -- Computation of Earnings per Common Share.
         *27             -- Financial Data Schedule.

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of EPG and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of EPG and its consolidated subsidiaries.

     b. Reports on Form 8-K

          During the quarter ended March 31, 1997, EPG filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        1. Current Report on Form 8-K/A dated January 21, 1997, and January 22, 1997, amending its Current Report on Form 8-K dated December 26, 1996, with respect to the Company's acquisition of EPTPC.

        2. Current Report on Form 8-K dated February 5, 1997, in which EPG described under Item 5 therein its offering of 2,750,000 shares of its common stock and a related option of the underwriters to purchase up to an additional 412,500 shares of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: May 14, 1997                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 14, 1997                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                              Vice President, Controller, and
                                                  Chief Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *11             -- Computation of Earnings per Common Share.
         *27             -- Financial Data Schedule.