Form 10-Q
period 1997-06-30
EL PASO NATURAL GAS CO
filed 1997-08-13
CIK 31986

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $3.00 per share
            as of August 11, 1997                            59,341,964 shares

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                       DEFINITIONS
                                                       -----------
CAPSA.................  Companias Asociadas Petroleras SA, a privately held integrated energy company in Argentina
Company...............  El Paso Natural Gas Company and its subsidiaries
Cornerstone...........  Cornerstone Natural Gas, Inc.
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Distributions.........  Various intercompany transfers and distributions which restructured, divided and separated the businesses, assets and liabilities of Old
                        Tenneco and its subsidiaries so that all the assets, liabilities and operations related to the automotive parts, packaging and administrative services businesses and the shipbuilding business were spun-off to Old
                        Tenneco's then existing common stockholders
EPG...................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of El Paso Natural Gas Company
FERC..................  The Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
Merger................  The acquisition of El Paso Tennessee Pipeline Co. by El Paso Natural Gas
                        Company in December 1996
MW(s).................  Megawatt(s)
NGL(s)................  Natural gas liquid(s)
New Tenneco...........  Tenneco Inc., subsequent to the Merger and Distributions, consisting of the automotive parts, packaging and administrative services businesses
Old Tenneco...........  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to its acquisition by the Company
PCB(s)................  Polychlorinated biphenyl(s)
Pemex.................  Pemex Gas Petroquimica Basica, the Mexican state-owned energy company
PRP(s)................  Potentially responsible party(ies)
SFAS..................  Statement of Financial Accounting Standards
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           SECOND QUARTER        SIX MONTHS
                                                           ENDED JUNE 30,      ENDED JUNE 30,
                                                          ----------------    ----------------
                                                           1997      1996      1997      1996
                                                          ------    ------    ------    ------
Operating revenues......................................  $  979    $  587    $2,810    $1,193
                                                          ------    ------    ------    ------
Operating expenses
  Cost of gas and other products........................     620       420     2,058       854
  Operation and maintenance.............................     156        73       315       147
  Employee separation and asset impairment charge.......      --        --        --        99
  Depreciation, depletion, and amortization.............      57        21       124        43
  Taxes, other than income taxes........................      21        11        49        21
                                                          ------    ------    ------    ------
                                                             854       525     2,546     1,164
                                                          ------    ------    ------    ------
Operating income........................................     125        62       264        29
                                                          ------    ------    ------    ------
Other (income) and expense
  Interest and debt expense.............................      59        25       120        48
  Other -- net..........................................     (14)       (3)      (24)       (1)
                                                          ------    ------    ------    ------
                                                              45        22        96        47
                                                          ------    ------    ------    ------
Income (loss) before income taxes and minority
  interest..............................................      80        40       168       (18)
Income tax expense (benefit)............................      31        16        65        (7)
                                                          ------    ------    ------    ------
Income (loss) before minority interest..................      49        24       103       (11)
Minority interest
  Preferred stock dividend requirement of subsidiary....       6        --        12        --
                                                          ------    ------    ------    ------
Net income (loss).......................................  $   43    $   24    $   91    $  (11)
                                                          ======    ======    ======    ======
Earnings (loss) per common share........................  $  .75    $  .69    $ 1.60    $ (.31)
                                                          ======    ======    ======    ======
Average common shares outstanding.......................    57.3      35.5      56.4      35.3
                                                          ======    ======    ======    ======
Dividends declared per common share.....................  $.3650    $.3475    $.7300    $.6950
                                                          ======    ======    ======    ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,
                                                                 1997        DECEMBER 31,
                                                              (UNAUDITED)        1996
                                                              -----------    ------------
Current assets
  Cash and temporary investments............................    $   78          $  200
  Accounts and notes receivable, net........................       889           1,273
  Inventories...............................................        77              87
  Deferred income tax benefit...............................       113             141
  Other.....................................................       285             395
                                                                ------          ------
          Total current assets..............................     1,442           2,096
Property, plant, and equipment, net.........................     6,385           5,938
Other.......................................................       827             809
                                                                ------          ------
          Total assets......................................    $8,654          $8,843
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  726          $1,089
  Short-term borrowings (including current maturities of
     long-term debt)........................................       510             841
  Accrual for regulatory issues.............................       201             309
  Other.....................................................       613             604
                                                                ------          ------
          Total current liabilities.........................     2,050           2,843
                                                                ------          ------
Long-term debt, less current maturities.....................     2,188           2,215
                                                                ------          ------
Deferred income taxes.......................................     1,399           1,092
                                                                ------          ------
Other.......................................................       814             720
                                                                ------          ------
Minority interest
  Preferred stock of subsidiary.............................       300             296
                                                                ------          ------
  Other minority interest...................................        40              39
                                                                ------          ------
Commitments and contingencies (See Note 2)
Stockholders' equity
  Common stock, par value $3 per share; authorized
     100,000,000 shares; issued 60,783,803 and 56,726,734
     shares.................................................       182             170
  Additional paid-in capital................................     1,537           1,355
  Retained earnings.........................................       273             227
  Less: Treasury stock (at cost) 1,465,104 and 1,451,922
        shares..............................................        45              45
         Deferred compensation..............................        84              69
                                                                ------          ------
          Total stockholders' equity........................     1,863           1,638
                                                                ------          ------
          Total liabilities and stockholders' equity........    $8,654          $8,843
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

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                              ----------------
                                                               1997      1996
                                                              -------    -----
Cash flows from operating activities
  Net income (loss).........................................  $    91    $ (11)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............      124       43
     Deferred income tax expense (benefit)..................      178      (24)
     Net employee separation and asset impairment charge....       --       79
     Working capital changes................................     (127)      49
     Other..................................................      (23)       4
                                                              -------    -----
          Net cash provided by operating activities.........      243      140
                                                              -------    -----
Cash flows from investing activities
  Capital expenditures......................................      (77)     (45)
  Investment in equity securities...........................     (139)     (48)
  Net cash flow impact of acquisitions......................       --      (99)
  Collection of note receivable from partnership............       53       --
  Other.....................................................       15       18
                                                              -------    -----
          Net cash used in investing activities.............     (148)    (174)
                                                              -------    -----
Cash flows from financing activities
  Net commercial paper proceeds/(payments)..................       69      (66)
  Revolving credit borrowings...............................       --      263
  Revolving credit repayments...............................   (1,200)    (163)
  Retirement of long-term debt..............................     (105)     (16)
  Net proceeds from long-term debt issuance.................      883       --
  Net proceeds from equity offering.........................      152       --
  Dividends paid on common stock............................      (35)     (24)
  Other.....................................................       19       51
                                                              -------    -----
          Net cash provided by (used in) financing
            activities......................................     (217)      45
                                                              -------    -----
Increase (decrease) in cash and temporary investments.......     (122)      11
Cash and temporary investments
          Beginning of period...............................      200       39
                                                              -------    -----
          End of period.....................................  $    78    $  50
                                                              =======    =====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The 1996 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at June 30, 1997, and for the six months and quarters ended June 30, 1997, and 1996, are unaudited. The condensed balance sheet at December 31, 1996, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the cyclical nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Derivative Financial Instruments

     The Company utilizes derivative financial instruments to manage price risks associated with certain energy commodities and interest and foreign currency exchange rates. In its price risk management activities, the Company engages in both trading and non-trading activities. The financial instruments used include swap agreements, futures, options and hedge contracts.

     Activities for trading purposes generally consist of services provided to the energy sector and are accounted for using the mark-to-market method. Such trading activities are conducted through a variety of financial instruments, including forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements.

     Under mark-to-market accounting, financial instruments with third parties are reflected at estimated market value, with resulting unrealized gains and losses recorded in operating income in the Consolidated Statements of Income. The net gains or losses recognized in the current period result primarily from transactions originating within the period and the impact of price movements on transactions originating in previous periods. The assets and liabilities resulting from mark-to-market accounting are presented as other current assets and other current liabilities in the Consolidated Balance Sheets. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts and notes receivable, net, and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlement of transactions occur.

     The market prices used to value these financial instruments reflect management's best estimate considering various factors including exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

     Activities for non-trading purposes consist of transactions entered into by the Company to hedge the impact of market fluctuations on assets, liabilities, production, or other contractual commitments. In order to meet the requirements of a hedge, the transactions must be designated as a hedge, meet certain correlation criteria, and reduce price risk. The Company uses forwards, swaps, and other contracts to hedge the impact of market fluctuations. Changes in the market value of these financial instruments are deferred until the gains or losses on the hedged item are recognized. Cash inflows and outflows are recognized in operating cash flow as the settlement of transactions occurs. Upon maturity, the gain or loss on derivatives designated as a hedge is recognized when the underlying transaction gain or loss is recognized. When the underlying asset being hedged is sold, deferred gains or losses are recognized at the time of the sale of the underlying asset. Deferred gains or losses are also recognized at the time it becomes probable that an anticipated transaction or a portion thereof will not occur.

2. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     TGP -- In February 1997, TGP filed with FERC a settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). On April 16, 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP will be entitled to collect from customers a total of up to $770 million, of which approximately $647 million has been collected as of June 30, 1997. TGP is entitled to recover additional transition costs, up to the remaining $123 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provides for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provides an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In January 1995, FERC accepted TGP's rate case which was filed in December 1994, suspended its effectiveness for the maximum period of five months pursuant to the normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A stipulation was filed with an Administrative Law Judge in this proceeding in April 1996. This stipulation resolves the rates that are the subject of the December 1994 rate case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the stipulation. The Company believes the FERC orders will be upheld.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding Administrative Law Judge the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP will seek rehearing of this order. Management believes that the resolution of this issue will not have a material impact on the financial position or results of operations of the Company.

     EPG -- In January 1997, the Chief Administrative Law Judge certified EPG's March 1996 settlement to FERC and severed contesting parties. In April 1997, FERC approved EPG's settlement as filed and determined that only Southern California Edison Company should be severed for separate determination of the rates it pays EPG. Hearings to determine Southern California Edison Company's rates are scheduled to begin January 1998. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order. Southern California Edison Company has filed with the Court of Appeals a petition for review of FERC's July 1997 order. Revenues collected subject to refund through June 30, 1997, were $185 million, including interest. It is anticipated that refunds to the customers that were parties to the settlement will be made in the third quarter of 1997. Settlement rates for the settled parties were effective July 1, 1997. EPG provided a reserve for rate refunds as revenues were collected and will continue to provide a reserve for rate refunds for non-settled parties.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain parties sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996. In March 1997, following a technical conference and the submission of statements of position and replies, FERC issued an order determining that the costs related to all but one of EPG's disputed contracts were eligible for recovery. The costs ruled ineligible for recovery totaled approximately $3 million, including interest, and were refunded to customers in the second quarter of 1997. The contesting parties, who contended that EPG should have been ordered to refund up to $42 million plus interest, have filed a request for rehearing of FERC's March 1997 order.

  Environmental Matters

     As of June 30, 1997, the Company had a reserve of approximately $236 million related to the environmental assessments and remediation activities discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances on the United States Environmental Protection Agency List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition of Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1997, a balance of $37 million remains to be collected under this agreement.

     The Company and certain of its subsidiaries have been designated, have received notice that they should be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 32 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for the payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs if other parties are unable to pay. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the recorded estimate for the reserve associated with the Superfund sites is adequate.

     In addition, the Company has identified a number of formerly owned or leased sites, and certain other sites associated with its discontinued operations, where environmental remediation may be required. The Company presently believes that the recorded estimate for the reserve associated with these sites is adequate.

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. The trials in TransAmerican and Stone are set to commence in May 1998 and September 1998, respectively. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

     In July 1996, EPG and TGP were served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia (the "Court"). The plaintiff filed this action under the False Claims Act against most interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian land, which deprived the United States of royalties otherwise due it. Among other things, the plaintiff sought to recover unspecified treble damages on behalf of the United States. The plaintiff also sought to recover his finder's fee and attorneys' fees. In response to motions filed by most defendants, the Court, in March 1997, issued an order dismissing the complaint. EPG and TGP cannot predict what action the plaintiff will take in response to the Court's order. Based on information available at this time, EPG and TGP do not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations.

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

3. FINANCING TRANSACTIONS

     The Company had short-term borrowings, including current maturities of long term debt, at June 30, 1997 and December 31, 1996, as follows:

                                                              1997    1996
                                                              ----    ----
EPG Revolving Credit Facility...............................  $ --    $ 17
EPTPC Revolving Credit Facility.............................   417     700
Commercial paper............................................    69      --
Current maturities of long term debt........................    24     124
                                                              ----    ----
                                                              $510    $841
                                                              ====    ====

     At December 31, 1996, EPTPC had an additional $900 million outstanding under its credit facility which was reflected as long-term debt because it was expected to be refinanced with long-term debt during the first quarter of 1997.

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

     During the first six months of 1997, the Company made payments of $150 million on EPTPC's credit facilities out of operating cash flows.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1997, and December 31, 1996, consisted of the following:

                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $5,489    $5,474
Less accumulated depreciation and depletion.................   1,300     1,207
                                                              ------    ------
                                                               4,189     4,267
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,196     1,671
                                                              ------    ------
          Total property, plant, and equipment, net.........  $6,385    $5,938
                                                              ======    ======

     The increase in additional acquisition cost assigned to plant is a result of the Company's continuing efforts to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger.

5. INVENTORIES

     Inventories at June 30, 1997, and December 31, 1996, consisted of the following:

                                                              1997        1996
                                                              ----        ----
                                                               (IN MILLIONS)
Materials and supplies......................................  $50         $51
Gas in storage..............................................   27          36
                                                              ---         ---
                                                              $77         $87
                                                              ===         ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

6. ACCOUNTING FOR REGULATED OPERATIONS

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from those accounting methods used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. During the first quarter of 1997, FERC approved TGP's GSR Stipulation and Agreement and EPG's settlement (discussed previously in Rates and Regulatory Matters of Note 2). The Company is currently evaluating the impact the FERC approvals may have on the continued application of regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item in accordance with SFAS No. 101, Regulated Enterprises -- Accounting for Discontinuation of Application of SFAS No. 71. At June 30, 1997, this amount was estimated to be approximately $89 million, net of income taxes. Any potential charge would be non-cash and would not have a direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

7. RECENT PRONOUNCEMENTS

  Earnings per share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which establishes new guidelines for calculating earnings per share. The pronouncement is effective for reporting periods ending after December 15, 1997, with earlier application not permitted. SFAS No. 128 will require companies to present both a basic and diluted earnings per share amount on the face of the statement of income and to restate prior period earnings per share amounts. Pro forma basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 are presented below for the six months and quarters ended June 30, 1997 and 1996.

                                              SECOND QUARTER                        SIX MONTHS
                                     ---------------------------------   ---------------------------------
                                          1997              1996              1997              1996
                                     ---------------   ---------------   ---------------   ---------------
                                     BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED
                                     -----   -------   -----   -------   -----   -------   -----   -------
(In millions, except per common
  share amounts)
Net income (loss)..................  $  43    $  43    $  24    $  24    $  91    $  91    $ (11)   $ (11)
                                     =====    =====    =====    =====    =====    =====    =====    =====
Average common shares
  outstanding......................   57.3     57.3     35.5     35.5     56.4     56.4     35.3     35.3
Effect of dilutive securities
          Stock options............     --      1.5       --       --       --      1.4       --       --
                                     -----    -----    -----    -----    -----    -----    -----    -----
Adjusted average common shares
  outstanding......................   57.3     58.8     35.5     35.5     56.4     57.8     35.3     35.3
                                     =====    =====    =====    =====    =====    =====    =====    =====
Earnings (loss) per common
  share............................  $ .75    $ .74    $ .69    $ .69    $1.60    $1.56    $(.31)   $(.31)
                                     =====    =====    =====    =====    =====    =====    =====    =====

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

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of this pronouncement.

  Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact of this pronouncement.

  Derivative Disclosure

     The Securities and Exchange Commission recently issued Financial Reporting Release No. 48, Disclosure of Derivative and Other Financial Instruments, which requires enhanced disclosure related to accounting policies for derivatives and quantitative and qualitative disclosure concerning market risk inherent in derivatives and other financial instruments.

     The effective date for the enhanced-accounting policy disclosure requirements is for fiscal periods ending after June 15, 1997 (see Note 1). The requirements for quantitative and qualitative disclosures about market risks are effective for the Company for December 31, 1997. The Company is currently evaluating the impact of this pronouncement.

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

                             RESULTS OF OPERATIONS

NATURAL GAS TRANSMISSION

                                                     SECOND QUARTER       SIX MONTHS
                                                     ---------------     -------------
                                                     1997      1996      1997     1996
                                                     -----     -----     ----     ----
                                                               (IN MILLIONS)
Operating revenues.................................   $316      $126     $659     $254
Operating expenses.................................    175        76      376      157
                                                      ----      ----     ----     ----
Operating income...................................   $141      $ 50     $283     $ 97
                                                      ====      ====     ====     ====

  Second Quarter 1997 Compared to Second Quarter 1996

     Operating revenues for the quarter ended June 30, 1997, were $190 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC.

     Operating expenses for the quarter ended June 30, 1997, were $99 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC. This increase in operating expenses was partially offset by lower operation and maintenance expense, specifically the cost of labor and benefits, as a result of the reduction in staffing levels during 1996.

  Six Months Ended 1997 Compared with Six Months Ended 1996

     Operating revenues for the six months ended June 30, 1997, were $405 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC.

     Operating expenses for the six months ended June 30, 1997, were $219 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC. This increase in operating expenses was partially offset by lower operation and maintenance expense, specifically the cost of labor and benefits, as a result of the reduction in staffing levels during 1996.

FIELD AND MERCHANT SERVICES

                                                        SECOND QUARTER       SIX MONTHS
                                                        ---------------     -------------
                                                        1997      1996      1997     1996
                                                        -----     -----     ----     ----
                                                                  (IN MILLIONS)
Gathering and treating margin.........................   $23       $18      $59      $37
Processing margin.....................................    13        11       32       17
Marketing margin......................................    (2)       10       (7)      30
Other.................................................     3         3        4        3
                                                         ---       ---      ---      ---
          Total gross margin..........................    37        42       88       87
Operating expenses....................................    42        28       83       55
                                                         ---       ---      ---      ---
Operating income......................................   $(5)      $14      $ 5      $32
                                                         ===       ===      ===      ===

  Second Quarter 1997 Compared to Second Quarter 1996

     Total gross margin (revenue less cost of sales) for the quarter ended June 30, 1997, was $5 million lower than for the same period of 1996. The decrease was primarily the result of generally lower industry-wide gas marketing margins. The lower marketing margins were partially offset by higher gathering and treating margins due to an increase in volumes arising from the Cornerstone and EPTPC acquisitions.

     Operating expenses for the quarter ended June 30, 1997, were $14 million higher than for the same period of 1996 primarily due to the acquisitions of Cornerstone and EPTPC.

  Six Months Ended 1997 Compared with Six Months Ended 1996

     Total gross margin for the six months ended June 30, 1997, was $1 million higher than for the same period of 1996. The increases experienced in the gathering and treating margin and the processing margin were primarily the result of higher natural gas prices in the San Juan Basin, slightly higher NGL prices, an increase in gathering and treating volumes due to the acquisitions of Cornerstone and EPTPC, and an increase in NGLs attributable to the Chaco cryogenic plant, which began processing in the second quarter of 1996. Partially offsetting the increase in total gross margin was a decrease in the marketing margin resulting from generally lower industry-wide gas marketing margins in the second quarter of 1997, as well as extreme market volatility which negatively impacted natural gas marketing activities and trading positions during the first quarter of 1997.

     Operating expenses for the six months ended June 30, 1997, were $28 million higher than for the same period of 1996 primarily due to the acquisitions of Cornerstone and EPTPC.

CORPORATE AND OTHER

     The operating loss for the quarter ended June 30, 1996, was $10 million higher than for the same period of 1996 due to costs related to discontinued operations assumed as part of the EPTPC acquisition and additional development expenses related to the Company's international operations.

     The operating loss for the six months ended June 30, 1997, was $75 million less than for the same period in 1996 primarily as a result of the $99 million employee separation and asset impairment charge recorded in March 1996.

OTHER INCOME AND EXPENSE

  Second Quarter 1997 Compared to Second Quarter 1996

     Interest and debt expense for the quarter ended June 30, 1997, was $34 million higher than for the same period of 1996 due primarily to the debt assumed in connection with the acquisition of EPTPC and the Company's debt and capital realignment efforts.

     Other income for the quarter ended June 30, 1997, was $11 million higher than for the same period of 1996 primarily due to an increase in equity income from unconsolidated subsidiaries resulting from the acquisition of EPTPC.

  Six Months Ended 1997 Compared to Six Months Ended 1996

     Interest and debt expense for the six months ended June 30, 1997, was $72 million higher than for the same period of 1996 due primarily to the debt assumed in connection with the acquisition of EPTPC.

     Other income for the six months ended June 30, 1997, was $23 million higher than for the same period of 1996 primarily due to an increase in equity income from unconsolidated subsidiaries which were acquired in connection with the acquisition of EPTPC.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash From Operating Activities

     Net cash provided by operating activities was $103 million higher for the six months ended June 30, 1997, compared to the same period of 1996. This increase was primarily a result of the acquisition of EPTPC, an income tax refund in 1997, and other working capital changes. The increase was partially offset by higher interest payments resulting from debt assumed in the acquisition of EPTPC, dividends on EPTPC's Series A Preferred Stock, and a rate refund to TGP's customers in March 1997.

  Cash From Investing Activities

     Net cash used in investing activities was $26 million lower for the six months ended June 30, 1997, compared to the same period of 1996. The decrease was attributable to the collection of a $53 million note receivable for the Company's partnership in a 103 MW cogeneration plant near Bartow, Florida and the June 1996 acquisition of Cornerstone for approximately $99 million. Higher expenditures for equity investments and capital expenditures offset the decrease in net cash used in investing activities. Expenditures related to equity investments were primarily attributed to the Company's international operations. The increase in capital expenditures was due to activities on EPTPC's pipeline systems.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, and/or available capacity under existing credit facilities.

  Cash From Financing Activities

     Net cash used in financing activities was $262 million higher for the six months ended June 30, 1997, compared to the same period of 1996 due in large part to the Company's efforts to realign its debt and capital structure following the EPTPC acquisition. Specifically, this change was primarily a result of increased credit facility repayments. Funds used to repay the credit facility were provided by internally generated cash flows, the net proceeds of $883 million received from the issuance of long-term debt, and the net proceeds of $152 million from the issuance of an additional 3 million shares of common stock. Also contributing to the change were the retirement of EPG's 6.90% notes in January 1997, increased common stock dividends, and a reduction in revolving credit borrowings.

     During the second quarter of 1997, the Company issued commercial paper for general corporate purposes, with $69 million outstanding at June 30, 1997.

     The following table reflects quarterly dividends declared and paid on EPG's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 11, 1996.......................      0$.3475      January 2, 1997          $13
January 22, 1997.......................      0$.3650       April 1, 1997           $22
April 23, 1997.........................      0$.3650       July 1, 1997            $22

     On July 18, 1997, the Board declared a quarterly dividend of $.3650 per share on EPG's common stock, payable on October 1, 1997, to stockholders of record on September 5, 1997.

     Future funding for long-term debt retirements, dividends, and other financing expenditures are expected to be provided by internally generated funds, commercial paper issuances, and/or available credit facilities.

     At June 30, 1997, the Company had $1 billion available under its revolving credit facilities. The availability of borrowings under the Company's credit facilities is subject to certain specified conditions, which management believes it currently meets.

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

  Legal Proceedings

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

  Environmental Matters

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

                                     OTHER

  Ongoing and Future Investment and Capital Projects

     Significant events during the first six months of 1997 impacting the Company's development projects are discussed below.

     International Operations

     Australia Project. The Company's 30 percent owned Australian joint venture was selected to construct the 270 mile expansion project on the Dampier to Bunburry natural gas pipeline in Western Australia at an estimated cost of $250 million. The joint venture is evaluating project financing options and anticipates completion of financing in early 1998. The expansion project is expected to be operational in the third quarter of 1999.

     Czech Republic Project. As of June 1997, the Company has acquired a 31.2 percent interest in a $401 million project to expand to 343 MW, an existing gas and coal-fired power plant located in Kladno, Czech Republic. Project financing was finalized in June 1997 for approximately $300 million of the $401 million expansion cost.

     Mexico Project. During the second quarter, both FERC and the Comision Reguladora de Energia of Mexico issued permits allowing construction, operation and maintenance of the 45 mile pipeline expansion which connects EPG's existing pipeline system in west Texas to Pemex's pipeline system in northern Mexico. Construction is anticipated to begin in the third quarter of 1997 with completion expected by December 1997.

     Hungary Project. The Company's $26 million acquisition of a 50 percent interest in an operating 70 MW power plant located in Dunaujvaros, Hungary, closed in the second quarter of 1997. The acquisition did not involve any financing. Political risk insurance has been obtained from the Overseas Private Investment Corporation.

     CAPSA. In March 1997, the Company acquired an interest in CAPSA consisting of a 10.5 percent acquisition of CAPSA stock and an equity swap for an additional 18.5 percent of CAPSA stock. The total 29 percent interest is valued at $157 million. The assets of CAPSA include an interest in CAPEX, a company publicly traded on the Argentine and Luxembourg stock exchanges which owns certain power plants and gas and oil reserves in Argentina.

     Aguaytia Project. During the first quarter of 1997, the Aguaytia project consortium completed loan negotiations with the Inter-American Development Bank which reduced the project equity requirements from 60 percent to approximately 40 percent. In addition, the Company increased its economic interest in the Aguaytia project by approximately 2 percent to 26 percent in April 1997.

     Natural Gas Transmission Operations

     Eastern Express Project. TGP has announced that it is pursuing various market and expansion opportunities in the northeast and mid-Atlantic regions of the United States. TGP held an open season, which concluded in June 1997, to gauge interest in the TGP Eastern Express Project designed to provide service to these markets in 1999. TGP is pursuing discussions with customers that participated in the open season to determine if their needs can be met by TGP. The Company also announced a second phase of the Eastern Express Project to meet the needs of shippers that expressed interest in alternate markets and/or service commencing in the year 2000.

     Liquefied Natural Gas Peaking Service Joint Venture. The new venture, Continental States Peaking Services L.L.C., will be equally owned by TGP and MCN Investment Corporation, a subsidiary of MCN Energy Group Inc. The proposed $40 to $50 million project would provide liquefaction, storage and vaporization services at a facility to be built on the Delmarva Peninsula, near Delaware's border with Maryland. The project's size, and feasibility will be based upon the results of an open season. Services are expected to begin in early 2000.

     DOMAC Lateral Project. TGP proposes to construct a meter station and pipeline extension from DOMAC's liquefied natural gas plant in Everett, Massachusetts to a point on TGP's existing Revere Lateral in Saugus, Massachusetts. TGP will transport up to 90,000 decatherms per day from the liquefied natural gas plant to customers on the TGP system. The estimated total cost of the proposed facilities is $25.9 million.

     TransColorado. In late June 1997, EPG and its partners in the TransColorado Pipeline Project ("TransColorado") announced a restructured partnership arrangement for the project. Formerly, TransColorado was an equal one-third partnership among affiliates of EPG, Questar Corporation and KN Energy, Inc. Under the new arrangement, the affiliates of Questar Corporation and KN Energy, Inc. will each retain a 50 percent interest in TransColorado, and EPG will continue as the operator and a revenue participant in the constructed facilities of Phase I which includes 25 miles of pipe from the discharge of Coyote Gulch Gas Plant to EPG's pipeline at Blanco, New Mexico. EPG's participation in the project under the new arrangement will cease upon the completion of the additional Phase II facilities.

  Field and Merchant Services Operations

     San Juan Global Compression Project. In June 1997, the Company entered into contracts with three of its major natural gas producers in the San Juan Basin, providing for new global compression services to reduce field delivery pressures and increase production by an estimated 130 million cubic feet per day. The project cost is $50 million and includes the installation of approximately 36,000 horsepower of new field compression and construction of an additional 56 miles of pipeline system. The project is expected to be in service by October 1998.

     Viosca Knoll. During the second quarter of 1997, Viosca Knoll Gathering Company, the Company's fifty-fifty joint venture with a subsidiary of Leviathan Gas Pipeline Partners, L.P., announced its intent to construct, at a cost of $25 million, additional facilities to accommodate incremental capacity requirement on its system, including a new 25 mile, 20-inch diameter pipeline from Main Pass Block 261 to Viosca Knoll Block 817. Construction is expected to be completed by the fourth quarter of 1997.

  Purchase Price Allocation

     The Company is continuing to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger. Management believes that the final adjustments to the purchase price allocation will not have a material impact on the Company's financial position or results of operations.

  Accounting for Regulated Operations

     The Company's interstate pipelines are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For a further discussion, see Part I, Financial Information, Note 6, which is incorporated herein by reference.

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

  Highly Competitive Industry

     The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor hydroelectric generation or other alternative energy sources; price competition; drilling activity and supply availability; and service competition, especially due to excess pipeline capacity into California. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next four years, principally in November 2000) could be adversely affected by the proposed construction by other parties of additional pipeline capacity in the Northeast U.S., the viability of the Company's expansion projects, reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control.

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

  Use of Derivative Financial Instruments

     In the ordinary course and conduct of its business, some of the Company's non-regulated subsidiaries are engaged in the gathering, processing and marketing of natural gas and other energy commodities and utilize futures and option contracts traded on the New York Mercantile Exchange and over-the-counter options and price and basis swaps with other gas merchants and financial institutions. The Company could incur financial losses in future periods as a result of volatility in the market values of the underlying commodities or if one of its counterparties fails to perform under a contract.

  Acquisitions and Investments

     Opportunities for growth through acquisitions and investments in joint ventures and the future operating results and success of such acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks, and the effects of currency fluctuations and exchange controls. Such legal and regulatory delays and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     EPG held its annual meeting of stockholders on April 22, 1997. Proposals presented for a stockholders vote included the election of eight directors and the ratification of the appointment of the Company's independent certified public accountants for the fiscal year 1997.

     Each of the eight incumbent directors nominated by EPG were elected with the following voting results:

                                                                 FOR         WITHHELD
                                                              ----------    ----------
Byron Allumbaugh............................................  49,656,335       170,213
Peter T. Flawn..............................................  49,637,214       189,334
Eugenio Garza Laguera.......................................  42,930,646     6,895,902
James F. Gibbons............................................  49,656,445       170,103
Ben F. Love.................................................  49,640,174       186,374
Kenneth L. Smalley..........................................  49,664,358       162,190
Malcolm Wallop..............................................  49,617,669       208,879
William A. Wise.............................................  49,658,685       167,864

     The appointment of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year 1997 was ratified with the following voting results:

                                            FOR         AGAINST       ABSTAIN
                                         ----------    ----------    ----------
Ratification of the appointment Coopers
  & Lybrand L.L.P. ....................  49,638,243        94,574        93,731

     There were no broker non-votes for the election of directors or for the ratification of Coopers & Lybrand L.L.P.

ITEM 5. OTHER INFORMATION

     On July 18, 1997, the Board of Directors of EPG adopted a resolution amending its By-laws to add certain procedures governing stockholder nominations for directors and the conduct of business at annual meetings.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.B           -- By-laws of EPG, as amended July 18, 1997.
          11             -- Computation of Earnings per Common Share.
          27             -- Financial Data Schedule.

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

                                           EL PASO NATURAL GAS COMPANY

Date: August 13, 1997                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 13, 1997                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                              Vice President, Controller, and
                                                  Chief Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
            3.B           By-laws of EPG, as amended July 18, 1967
           11             Computation of Earnings per Common Shares
           27             Financial Data Schedule