Form 10-Q
period 1997-09-30
EL PASO NATURAL GAS CO
filed 1997-11-13
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $3.00 per share
           as of November 11, 1997                           59,798,452 shares

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

CAPSA.................  Companias Asociadas Petroleras SA, a privately held integrated energy company in Argentina
Company...............  El Paso Natural Gas Company and its subsidiaries
Cornerstone...........  Cornerstone Natural Gas, Inc.
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Distributions.........  Various intercompany transfers and distributions which restructured, divided and separated the businesses, assets and liabilities of Old
                        Tenneco and its subsidiaries so that all the assets, liabilities and operations related to the automotive parts, packaging and administrative services businesses and the shipbuilding business were spun-off to Old
                        Tenneco's then existing common stockholders
EPG...................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of El Paso Natural Gas Company
FERC..................  The Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
Merger................  The acquisition of El Paso Tennessee Pipeline Co. by El Paso Natural Gas
                        Company in December 1996
MMcf/d................  Million cubic feet per day
MW(s).................  Megawatt(s)
NGL(s)................  Natural gas liquid(s)
New Tenneco...........  Tenneco Inc., subsequent to the Merger and Distributions, consisting of the automotive parts, packaging and administrative services businesses
Old Tenneco...........  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to its acquisition by the Company
PCB(s)................  Polychlorinated biphenyl(s)
Pemex.................  Pemex Gas Petroquimica Basica, the Mexican state-owned energy company
PRP(s)................  Potentially responsible party(ies)
SFAS..................  Statement of Financial Accounting Standards
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THIRD QUARTER            NINE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1997        1996        1997        1996
                                                        --------    --------    --------    --------
Operating revenues....................................    $1,251      $  745     $ 4,061     $ 1,938
                                                          ------      ------     -------     -------
Operating expenses
  Cost of gas and other products......................       876         576       2,934       1,430
  Operation and maintenance...........................       174          71         489         218
  Employee separation and asset impairment charge.....        --          --          --          99
  Depreciation, depletion, and amortization...........        58          23         182          66
  Taxes, other than income taxes......................        23           9          72          31
                                                          ------      ------     -------     -------
                                                           1,131         679       3,677       1,844
                                                          ------      ------     -------     -------
Operating income......................................       120          66         384          94
                                                          ------      ------     -------     -------
Other (income) and expense
  Interest and debt expense...........................        58          25         178          72
  Other -- net........................................       (20)         --         (44)         (1)
                                                          ------      ------     -------     -------
                                                              38          25         134          71
                                                          ------      ------     -------     -------
Income before income taxes and minority interest......        82          41         250          23
Income tax expense....................................        31          16          96           9
                                                          ------      ------     -------     -------
Income before minority interest.......................        51          25         154          14
Minority interest
  Preferred stock dividend requirement of
     subsidiary.......................................         7          --          19          --
                                                          ------      ------     -------     -------
Net income............................................    $   44      $   25     $   135     $    14
                                                          ======      ======     =======     =======
Earnings per common share.............................    $  .77      $  .70     $  2.37     $   .40
                                                          ======      ======     =======     =======
Average common shares outstanding.....................      57.4        35.3        56.8        35.0
                                                          ======      ======     =======     =======
Dividends declared per common share...................    $.3650      $.3475     $1.0950     $1.0425
                                                          ======      ======     =======     =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                                  1997         DECEMBER 31,
                                                               (UNAUDITED)         1996
                                                              -------------    ------------
Current assets
  Cash and temporary investments............................     $   99           $  200
  Accounts and notes receivable, net........................        956            1,273
  Inventories...............................................         74               87
  Deferred income tax benefit...............................        104              141
  Other.....................................................        344              395
                                                                 ------           ------
          Total current assets..............................      1,577            2,096
Property, plant, and equipment, net.........................      6,700            5,938
Other.......................................................        824              809
                                                                 ------           ------
          Total assets......................................     $9,101           $8,843
                                                                 ======           ======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................     $  791           $1,089
  Short-term borrowings (including current maturities of
     long-term debt)........................................        600              841
  Accrual for regulatory issues.............................         22              309
  Other.....................................................        705              604
                                                                 ------           ------
          Total current liabilities.........................      2,118            2,843
                                                                 ------           ------
Long-term debt, less current maturities.....................      2,137            2,215
                                                                 ------           ------
Deferred income taxes.......................................      1,497            1,092
                                                                 ------           ------
Other.......................................................      1,091              720
                                                                 ------           ------
Commitments and contingencies (See Note 2)
Minority interest
  Preferred stock of subsidiary.............................        300              296
                                                                 ------           ------
  Other minority interest...................................         65               39
                                                                 ------           ------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     100,000,000 shares; issued 60,891,492 and 56,726,734
     shares.................................................        182              170
  Additional paid-in capital................................      1,540            1,355
  Retained earnings.........................................        294              227
  Less:  Treasury stock (at cost) 1,474,076 and 1,451,922
           shares...........................................         46               45
         Deferred compensation..............................         77               69
                                                                 ------           ------
         Total stockholders' equity.........................      1,893            1,638
                                                                 ------           ------
         Total liabilities and stockholders' equity.........     $9,101           $8,843
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

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                1997        1996
                                                              ---------    -------
Cash flows from operating activities
  Net income................................................    $   135      $  14
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............        182         66
     Deferred income tax expense (benefit)..................        215        (32)
     Net employee separation and asset impairment charge....         --         77
     Working capital changes................................       (110)        83
     Other..................................................        (14)        --
                                                                -------      -----
          Net cash provided by operating activities.........        408        208
                                                                -------      -----
Cash flows from investing activities
  Capital expenditures......................................       (138)       (75)
  Investment in joint ventures and equity investees.........       (196)       (49)
  Net cash flow impact of acquisitions......................         --        (99)
  Collection of note receivable from partnership............         53         --
  Investment in annuity.....................................        (42)        --
  Other.....................................................         12         13
                                                                -------      -----
          Net cash used in investing activities.............       (311)      (210)
                                                                -------      -----
Cash flows from financing activities
  Net commercial paper proceeds/(payments)..................        113        (74)
  Revolving credit borrowings...............................         --        400
  Revolving credit repayments...............................     (1,200)      (315)
  Retirement of long-term debt..............................       (110)       (23)
  Net proceeds from long-term debt issuance.................        883         --
  Net proceeds from equity offering.........................        152         --
  Dividends paid on common stock............................        (56)       (36)
  Other.....................................................         20         63
                                                                -------      -----
          Net cash provided by (used in) financing
           activities.......................................       (198)        15
                                                                -------      -----
Increase (decrease) in cash and temporary investments.......       (101)        13
Cash and temporary investments
          Beginning of period...............................        200         39
                                                                -------      -----
          End of period.....................................    $    99      $  52
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

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The 1996 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated balance sheet at December 31, 1996, is derived from audited financial statements. The condensed consolidated financial statements at September 30, 1997, and for the nine months and quarters ended September 30, 1997, and 1996, are unaudited. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the cyclical nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Accounting for the Acquisition of EPTPC

     On December 12, 1996, the Company acquired EPTPC through a business combination accounted for as a purchase. To effect the purchase, a preliminary allocation of the purchase price was assigned to the assets and liabilities acquired pending the Company's analysis and assessment of its exposure to contingencies assumed in the acquisition, as well as other components of the purchase price allocation. As of September 30, 1997, the Company had substantially completed its analysis and, accordingly, had made adjustments for certain contingencies including, among other things, litigation, environmental, and regulatory issues. In addition, an independent appraisal of the fair value of the physical properties acquired, which supports the allocation to the property, plant and equipment of EPTPC's interstate pipeline systems, was completed in September 1997. The Company plans to finalize all adjustments in the fourth quarter of 1997.

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

     Activities for trading purposes consist of services provided to the energy sector and are accounted for using the mark-to-market method of accounting. Such trading activities are conducted through a variety of financial instruments, including forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payments to (or receipts from) counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements.

     Under mark-to-market accounting, financial instruments with third parties are reflected at estimated market value, with resulting unrealized gains and losses recorded in operating income in the Consolidated Statements of Income. The net gains or losses recognized in the current period result primarily from transactions originating within the period and the impact of price movements on transactions originating in previous periods. The assets and liabilities resulting from mark-to-market accounting are presented as other current assets and other current liabilities in the Consolidated Balance Sheets. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts receivable, and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlements of transactions occur.

     The market value of these financial instruments reflects management's best estimate considering various factors including exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

     Activities for non-trading purposes consist of transactions entered into by the Company to hedge the impact of market fluctuations on assets, liabilities, production, or other contractual commitments. In order to meet the requirements of a hedge, the transactions must be designated as such, meet certain correlation criteria, and reduce price risk. The Company uses forwards, swaps, and other contracts to hedge the impact of market fluctuations. Changes in the market value of these financial instruments are deferred until the gains or losses on the hedged item are recognized. When the underlying asset being hedged is sold, deferred gains or losses are recognized at the time of such sale. Deferred gains or losses are also recognized at the time it becomes probable that an anticipated hedged transaction or a portion thereof will not occur. Cash inflows and outflows are recognized in operating cash flow as the settlement of transactions occurs.

2. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     TGP -- In February 1997, TGP filed with FERC a settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). On April 16, 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers a total of up to $770 million, of which approximately $665 million has been collected as of September 30, 1997. TGP is entitled to recover additional transition costs, up to the remaining $105 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provides an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In April 1996, TGP filed with FERC a settlement that resolves the rates that are the subject of TGP's December 1994 rate case. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the stipulation. The Company believes the FERC orders will be upheld.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding Administrative Law Judge the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP has filed a Petition for Review with the Court of Appeals and a request for rehearing of the FERC order on this issue. Management believes that the resolution of this issue will not have a material impact on the financial position or results of operations of the Company.

     In October 1997, TGP filed its cashout report for the period September 1995 through August 1996, showing a cumulative loss of $11 million that would be rolled forward to the next cashout period pursuant to its tariff. In October 1997, FERC issued an order requesting additional information and justification from TGP as to its cashout methodology and reports. Management believes that the resolution of this issue will not have a material impact on the financial position or the results of operations of the Company.

     EPG -- In January 1997, the Chief Administrative Law Judge certified EPG's March 1996 settlement to FERC and severed contesting parties. In April 1997, FERC approved EPG's settlement as filed and determined that only Southern California Edison Company should be severed for separate determination of the rates it pays EPG. Hearings to determine Southern California Edison Company's rates are scheduled to begin in January 1998. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order. Southern California Edison Company and GPM Corporation have filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders. Under the provisions of the settlement, EPG's refund obligation was approximately $194 million, including interest. The settlement also provides for the collection of risk-sharing revenues from customers related to contract reductions and expirations. The amount of risk-sharing revenues due from customers, excluding Southern California Edison Company, totaled $294 million. In August 1997, EPG made rate refunds of $61 million to customers. The remaining $133 million of the rate refund obligation was offset against the amount of risk-sharing revenues due from customers in accordance with particular customer elections. EPG continues to provide a reserve for rate refunds for non-settled parties. In accordance with the settlement, certain customers elected to pay $75 million in the third quarter of 1997 which amount represented a prepayment of their portion of the risk-sharing revenues. The remaining risk-sharing revenue balance of $85 million will be collected over future service periods totaling six years or less. As of September 30, 1997, $189 million was recorded as unearned revenue and is included in other liabilities on the Consolidated Balance Sheets. The unearned revenue will be recognized over the settlement period through 2003 in accordance with the occurrence of the contract reductions and expirations.

     On November 6, 1997, EPG executed contracts with Natural Gas Clearinghouse Corporation for approximately 1.3 billion cubic feet per day of firm capacity to California on EPG's System. The contracts will take effect January 1, 1998, and run for a two year term. These contracts will be subject to the revenue sharing mechanism with EPG's customers in its current rate case settlement.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain parties sought review in the Court of Appeals of FERC's determination in the October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1996, FERC issued an order to the effect that categories of costs which had been determined to be eligible for recovery might in fact be ineligible for recovery and established a technical conference which was held in May 1996. In March 1997, following a technical conference and the submission of statements of position and replies, FERC issued an order determining that the costs related to all but one of EPG's disputed contracts were eligible for recovery. The costs ruled ineligible for recovery totaled approximately $3 million, including interest, and were refunded to customers in the second quarter of 1997. In October 1997, FERC issued an order denying the request for rehearing of the March 1997 order in most respects, but determined that the costs incurred pursuant to two additional EPG contracts were ineligible for recovery. These costs, including interest, total about $10 million, and EPG anticipates refunding this amount to its customers in the fourth quarter of 1997. EPG had previously provided reserves for this refund. EPG intends to seek rehearing of this aspect of the FERC order.

  Environmental Matters

     In connection with the Company's assessment of its exposure to contingencies assumed in the acquisition of EPTPC, the reserve for certain environmental assessments and remediation activities has been increased by approximately $40 million in the third quarter of 1997 to $276 million as of September 30, 1997 (see Note 1).

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances on the United States Environmental Protection Agency List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition of Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1997, a balance of $32 million remains to be collected under this agreement.

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

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. EPG has filed a Motion for Summary Judgment arguing that all claims are barred by the release executed by TransAmerican, by previous court ruling, and by statute of limitation. A hearing on this motion is scheduled for December 1997. The trials in TransAmerican and Stone are set to commence in May 1998 and September 1998, respectively. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

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

3. FINANCING TRANSACTIONS

     The Company had short-term borrowings, including current maturities of long term debt, at September 30, 1997 and December 31, 1996, as follows:

                                                              1997    1996
                                                              ----    ----
EPG Revolving Credit Facility...............................  $ --    $ 17
EPTPC Revolving Credit Facility.............................   417     700
Commercial paper............................................   113      --
Current maturities of long term debt........................    70     124
                                                              ----    ----
                                                              $600    $841
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

     In October 1997, EPG established a new $750 million 5-year revolving credit and competitive advance facility and a new $750 million 364-day renewable revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). Initially, the interest rate on amounts outstanding under the Revolving Credit Facility will be a 32.5 basis point spread over LIBOR and the spread will vary based on EPG's long-term debt credit rating. This facility replaced EPG's $750 million five-year revolving credit facility and $250 million 364-day revolving credit facility which were established in November 1996. In connection with the establishment of the Revolving Credit Facility, EPTPC's revolving credit facility was also terminated, and the outstanding balance of $417 million was refinanced under the 5-year portion of the new Revolving Credit Facility with TGP designated as the borrower. The remainder of the availability under the Revolving Credit Facility is expected to be used for general corporate purposes including, but not limited to, backstopping EPG's $1 billion commercial paper program.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1997, and December 31, 1996, consisted of the following:

                                                               1997      1996
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $5,580    $5,474
Less accumulated depreciation and depletion.................   1,351     1,207
                                                              ------    ------
                                                               4,229     4,267
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,471     1,671
                                                              ------    ------
          Total property, plant, and equipment, net.........  $6,700    $5,938
                                                              ======    ======

     The increase in additional acquisition cost assigned to plant is a result of the Company's continuing efforts to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger (see Note 1).

5. INVENTORIES

     Inventories at September 30, 1997, and December 31, 1996, consisted of the following:

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

6. MINORITY INTEREST

     At the end of the second quarter, the Company acquired for $26 million a 50 percent legal interest and controlling voting interest in a company that owns and operates a 70 MW power plant located in Dunaujvaros, Hungary. During the third quarter the Company began consolidating this investment. Accordingly, the assets and liabilities of the acquired company are reflected in the Consolidated Balance Sheets, while the equity not owned by the Company is included in other minority interest in the Consolidated Balance Sheets. Revenues and expenses of the acquired company are reflected in the Consolidated Statement of Income. Contractually, the Company is entitled to receive 100 percent of the income of the acquired company, and the other equity owners are income participants only to the extent they receive reduced electricity rates; therefore, no minority interest is presented in the Consolidated Statements of Income.

7. ACCOUNTING FOR REGULATED OPERATIONS

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from those accounting methods used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. During 1997, FERC approved TGP's GSR Stipulation and Agreement and EPG's settlement (discussed previously in Rates and Regulatory Matters of Note 2). The Company is currently evaluating the impact the FERC approvals and the current economic environment may have on the continued application of regulatory accounting principles. If the Company's regulated businesses fail to qualify under these accounting principles, an amount would be charged to earnings as an extraordinary item in accordance with SFAS No. 101, Regulated Enterprises -- Accounting for Discontinuation of Application of SFAS No. 71. At September 30, 1997, this amount was estimated to be approximately $58 million, net of income taxes. Any potential charge would be non-cash and would not directly effect the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or their ability to collect the rates set thereby.

8. RECENT PRONOUNCEMENTS

  Earnings Per Share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which establishes new guidelines for calculating earnings per share. The pronouncement is effective for reporting periods ending after December 15, 1997, with earlier application not permitted. SFAS No. 128 will require companies to present both a basic and diluted earnings per share amount on the face of the statement of income and to restate prior period earnings per share amounts. Pro forma basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 are presented below for the nine months and quarters ended September 30, 1997 and 1996.

                                               THIRD QUARTER                        NINE MONTHS
                                            ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                     ---------------------------------   ---------------------------------
                                          1997              1996              1997              1996
                                     ---------------   ---------------   ---------------   ---------------
                                     BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED
                                     -----   -------   -----   -------   -----   -------   -----   -------
(In millions, except per common
  share amounts)
Net income.........................  $  44    $  44    $  25    $  25    $ 135    $ 135    $  14    $  14
                                     =====    =====    =====    =====    =====    =====    =====    =====
Average common shares
  outstanding......................   57.4     57.4     35.3     35.3     56.8     56.8     35.0     35.0
Effect of dilutive securities
          Restricted stock.........     --       .5       --      1.0       --       .5       --       .7
          Stock options............     --      1.0       --       --       --      1.0       --       --
                                     -----    -----    -----    -----    -----    -----    -----    -----
Adjusted average common shares
  outstanding......................   57.4     58.9     35.3     36.3     56.8     58.3     35.0     35.7
                                     =====    =====    =====    =====    =====    =====    =====    =====
Earnings per common share..........  $ .77    $ .75    $ .70    $ .68    $2.37    $2.31    $ .40    $ .39
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

  Derivative Disclosure

     In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Derivative and Other Financial Instruments, which requires enhanced disclosure related to accounting policies for derivatives and quantitative and qualitative disclosure concerning market risk inherent in derivatives and other financial instruments.

     The effective date for the enhanced accounting policy disclosure requirements is for fiscal periods ending after June 15, 1997 (see Note 1). Requirements for quantitative and qualitative disclosures about market risks are effective for the Company for December 31, 1997. The Company is currently evaluating the impact of this pronouncement.

  Other

     The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, and Statement of Position No. 96-1, Environmental Remediation Liabilities, effective January 1, 1997. The adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations.

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

                             RESULTS OF OPERATIONS

NATURAL GAS TRANSMISSION

                                                     THIRD QUARTER      NINE MONTHS
                                                         ENDED             ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                     -------------     -------------
                                                     1997     1996     1997     1996
                                                     ----     ----     ----     ----
                                                              (IN MILLIONS)
Operating revenues.................................  $316     $130     $975     $384
Operating expenses.................................   185       73      560      230
                                                     ----     ----     ----     ----
Operating income...................................  $131     $ 57     $415     $154
                                                     ====     ====     ====     ====

  Third Quarter 1997 Compared to Third Quarter 1996

     Operating revenues for the quarter ended September 30, 1997, were $186 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC.

     Operating expenses for the quarter ended September 30, 1997, were $112 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC. This increase in operating expenses was partially offset by lower labor costs, benefit costs, and payroll taxes in 1997 which resulted from a reduction in staffing levels during 1996.

  Nine Months Ended 1997 Compared with Nine Months Ended 1996

     Operating revenues for the nine months ended September 30, 1997, were $591 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC.

     Operating expenses for the nine months ended September 30, 1997, were $330 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC. This increase in operating expenses was partially offset by lower labor costs, benefit costs, and payroll taxes in 1997 which resulted from a reduction in staffing levels during 1996.

FIELD AND MERCHANT SERVICES

                                                      THIRD QUARTER      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      -------------     -------------
                                                      1997     1996     1997     1996
                                                      ----     ----     ----     ----
                                                               (IN MILLIONS)
Gathering and treating margin.......................  $29      $18      $ 89     $ 55
Processing margin...................................   10       13        42       30
Marketing margin....................................   14       12         6       42
Other...............................................    2       (2)        5        1
                                                      ---      ---      ----     ----
          Total gross margin........................   55       41       142      128
Operating expenses..................................   42       30       124       85
                                                      ---      ---      ----     ----
Operating income....................................  $13      $11      $ 18     $ 43
                                                      ===      ===      ====     ====

  Third Quarter 1997 Compared to Third Quarter 1996

     Total gross margin (revenue less cost of sales) for the quarter ended September 30, 1997, was $14 million higher than for the same period of 1996. The increase was primarily the result of higher San Juan Basin gathering and treating volumes and rates as well as the EPTPC acquisition.

     Operating expenses for the quarter ended September 30, 1997, were $12 million higher than for the same period of 1996 primarily due to the acquisition of EPTPC.

  Nine Months Ended 1997 Compared with Nine Months Ended 1996

     Total gross margin for the nine months ended September 30, 1997, was $14 million higher than for the same period of 1996. The increases experienced in the gathering and treating margin and the processing margin were primarily the result of higher natural gas prices in the San Juan Basin, slightly higher NGL prices, an increase in gathering and treating volumes due to the acquisitions of Cornerstone and EPTPC, and an increase in NGLs attributable to the Chaco cryogenic plant, which began processing in the second quarter of 1996. Partially offsetting the increase in total gross margin was a decrease in the marketing margin resulting from generally lower industry-wide gas marketing margins in the second quarter of 1997, as well as extreme market volatility which negatively impacted natural gas marketing activities and trading positions during the first quarter of 1997.

     Operating expenses for the nine months ended September 30, 1997, were $39 million higher than for the same period of 1996 primarily due to the acquisitions of Cornerstone and EPTPC.

CORPORATE AND OTHER

     The operating loss for the quarter ended September 30, 1997, was $21 million higher than for the same period of 1996 due to costs related to discontinued operations assumed as part of the EPTPC acquisition, additional development expenses related to the Company's expanding international operations, severance and relocation costs, and the cost of certain employee equity incentive plans.

     The operating loss for the nine months ended September 30, 1997, was $54 million less than for the same period in 1996. The decrease was primarily the result of the $99 million employee separation and asset impairment charge recorded in March 1996. The decrease was partially offset by additional costs related to the discontinued operations assumed as part of the EPTPC acquisition, development expenses related to the Company's expanding international operations, severance and relocation costs, and the cost of certain employee equity incentive plans.

OTHER INCOME AND EXPENSE

  Third Quarter 1997 Compared to Third Quarter 1996

     Interest and debt expense for the quarter ended September 30, 1997, was $33 million higher than for the same period of 1996 due primarily to the debt assumed in connection with the acquisition of EPTPC and the Company's debt and capital realignment efforts.

     Other income for the quarter ended September 30, 1997, was $20 million higher than for the same period of 1996 primarily due to an increase in equity and other income resulting from the acquisition of EPTPC and the Company's expanding international activities.

  Nine Months Ended 1997 Compared to Nine Months Ended 1996

     Interest and debt expense for the nine months ended September 30, 1997, was $106 million higher than for the same period of 1996 due primarily to the debt assumed in connection with the acquisition of EPTPC and the Company's debt and capital realignment efforts.

     Other income for the nine months ended September 30, 1997, was $43 million higher than for the same period of 1996 primarily due to an increase in equity and other income resulting from the acquisition of EPTPC and the Company's expanding international activities.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash From Operating Activities

     Net cash provided by operating activities was $200 million higher for the nine months ended September 30, 1997, compared to the same period of 1996. This increase was primarily a result of the acquisition of EPTPC, an income tax refund in 1997, and prepayments from EPG's customers for risk-sharing revenues. The increase was partially offset by higher interest payments resulting from debt assumed in the acquisition of EPTPC, dividends on EPTPC's Series A Preferred Stock, a rate refund to TGP's customers paid in March 1997, and a rate refund to EPG's customers paid in August 1997.

  Cash From Investing Activities

     Net cash used in investing activities was $101 million higher for the nine months ended September 30, 1997, compared to the same period of 1996. The increase was attributable to higher expenditures for joint ventures and equity investments, capital expenditures, and the purchase of an annuity in the third quarter of 1997 to be used to fund the monthly demand requirement of a long-term gas supply contract. Expenditures related to joint ventures and equity investments were primarily attributed to the Company's international operations. The increase in capital expenditures was related to construction activities on EPTPC's pipeline systems. Offsetting the increase was the June 1996 acquisition of Cornerstone and the collection of a $53 million note receivable for the Company's partnership in a 103 MW cogeneration plant near Bartow, Florida.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, available capacity under existing credit facilities, and/or the issuance of other long-term debt or equity.

  Cash From Financing Activities

     Net cash used in financing activities was $213 million higher for the nine months ended September 30, 1997, compared to the same period of 1996 due in large part to the Company's efforts to realign its debt and capital structure following the EPTPC acquisition, specifically, increased credit facility repayments. Funds used to repay the credit facility were provided by internally generated cash flows, the net proceeds of $883 million received from the sale of long-term debt, and the net proceeds of $152 million from the sale of an additional 3 million shares of common stock. Also contributing to the change were the retirement of EPG's 6.90% notes in January 1997, increased common stock dividends, a reduction in revolving credit borrowings, and an increase in commercial paper proceeds.

     During the third quarter of 1997, the Company issued additional commercial paper for general corporate purposes of $42 million, with $113 million outstanding at September 30, 1997.

     The following table reflects quarterly dividends declared and paid on EPG's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 11, 1996.......................      0$.3475      January 2, 1997         $  13
January 22, 1997.......................      0$.3650       April 1, 1997          $  22
April 23, 1997.........................      0$.3650       July 1, 1997           $  22
July 18, 1997..........................      0$.3650      October 1, 1997         $  22

     On October 22, 1997, the Board declared a quarterly dividend of $.3650 per share on EPG's common stock, payable on January 2, 1998, to stockholders of record on December 5, 1997.

     At September 30, 1997, the Company had $1 billion available under its then existing revolving credit facilities. In October 1997, EPG established a new $750 million 5-year revolving credit and competitive advance facility and a new $750 million 364-day renewable revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). Initially, the interest rate will be a 32.5 basis point spread over LIBOR and the spread will vary based on EPG's long-term credit rating. This facility replaced EPG's $750 million five-year revolving credit facility and $250 million 364-day revolving credit facility which were established in November 1996. In connection with the establishment of the Revolving Credit Facility, EPTPC's revolving credit facility was also terminated, and the outstanding balance of $417 million was financed under the 5-year portion of the new Revolving Credit Facility with TGP designated as the borrower. The remainder of the availability under the Revolving Credit Facility is expected to be used for general corporate purposes including, but not limited to, backstopping EPG's $1 billion commercial paper program. The availability of borrowings under the Company's credit facilities is subject to certain specified conditions, which management believes it currently meets.

     Future funding for long-term debt retirements, dividends, and other financing expenditures are expected to be provided by internally generated funds, commercial paper issuances, available credit facilities, and/or the issuance of other long-term debt or equity.

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

  Legal Proceedings

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

  Environmental Matters

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

                                     OTHER

     The Company intends to continue pursuing strategic acquisition and investment opportunities. The timing, size, or success of any acquisition effort, and the associated potential capital commitments, cannot be predicted. The Company may fund future acquisitions and investments with internally generated funds, available capacity under existing credit facilities, and/or the issuance of other long-term debt or equity.

  Acquisitions

     PacifiCorp. In October 1997, the Company announced a significant expansion of its offshore Gulf of Mexico gathering and processing activities through the acquisition of 100 percent of the stock of PacifiCorp's Texas Gulf Coast gathering and processing subsidiaries at a cash price of $195 million. These systems include gathering facilities consisting of 360 miles of pipeline and a cryogenic gas processing plant with current throughput of 550 and 250 MMcf/d, respectively. The transaction is expected to close in late November 1997.

     Gulf States Gas Pipeline Company. In October 1997, the Company completed the acquisition of Gulf States Gas Pipeline Company. The assets purchased include a 175-mile gathering and intrastate transmission system in Northwest Louisiana with a capacity of 250 MMcf/d and a 10-mile interstate pipeline in Texas with the ability to transport up to 75 MMcf/d from a processing plant in East Texas to the Louisiana intrastate pipeline. Current transported volumes through the systems are 105 MMcf/d. The purchase price was approximately $39 million which included the issuance of $21 million of common stock.

  Ongoing and Future Investment and Capital Projects

     Significant events during the first nine months of 1997 impacting the Company's development projects are discussed below.

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

     Czech Republic Project. As of June 1997, the Company acquired a 31.2 percent interest in a $401 million project to expand to 343 MW, an existing gas and coal-fired power plant located in Kladno, Czech Republic. Project financing was finalized in June 1997 for approximately $300 million of the $401 million expansion cost.

     Mexico Project. During the second quarter, both FERC and the Comision Reguladora de Energia of Mexico issued permits allowing construction, operation and maintenance of the 45 mile pipeline expansion which connects EPG's existing pipeline system in west Texas to Pemex's pipeline system in northern Mexico. Construction began in the third quarter of 1997 with completion expected by December 1997.

     Hungary Project. The Company's $26 million acquisition of a 50 percent interest in an operating 70 MW power plant located in Dunaujvaros, Hungary, closed in the second quarter of 1997. The acquisition did not involve any financing.

     CAPSA. In August 1997, the Company exercised an option to acquire an additional 4 percent interest bringing its total ownership and investment up to 33 percent and $179 million, respectively. The assets of CAPSA include an interest in CAPEX, a company publicly traded on the Argentine and Luxembourg stock exchanges which owns certain power plants and gas and oil reserves in Argentina.

     Aguaytia Project. During the first quarter of 1997, the Aguaytia project consortium completed loan negotiations with the Inter-American Development Bank which reduced the project equity requirements from 60 percent to approximately 40 percent. The Company's current interest in the $272 million project is approximately 23 percent.

     Manaus Project. In August 1997, the Company was selected to construct three power generation plants totalling 240 MW of capacity in the City of Manaus, the capital city of the State of Amazonas, Brazil. The projects will supply electric power to the City of Manaus under a four year contract. Project costs are anticipated to total $100 million, and the Company plans to finance the project in early 1998. The Company and CAPEX of Argentina are equal partners in the project.

     Sulawesi Project. The Sengkang Power Plant began single cycle commercial operations in September 1997, making it the first independent power plant to operate in Indonesia. The plant has passed all performance and commissioning tests and is dispatching at a 100 percent load factor. Combined cycle completion is expected in the third quarter of 1998.

     Natural Gas Transmission Operations

     Portland. TGP owns a 17.8 percent interest in Portland Natural Gas Transmission System ("Portland"), a partnership formed to construct and own a 292-mile interstate natural gas pipeline that will extend from the Canadian border in the town of Pittsburg, New Hampshire to Westbrook, Maine and then to Haverhill and Dracut, Massachusetts. Portland will link the growing gas markets of the northeastern United States to the abundant gas supplies of western Canada. Portland received its FERC certificate in September 1997, and is now awaiting the approval of Canada's National Energy Board, expected in February 1998, for the extension of the TransQuebec & Maritimes Pipeline, which will connect Portland with the TransCanada system. Targeted completion date for Portland is November 1998, at an estimated total cost of $366 million. Portland is in the process of securing non-recourse debt financing, with an expected February 1998 financial closing.

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

     Express 500 Expansion Project. The Express 500 project is designed to meet the growing needs of the Gulf of Mexico producers caused by significant increases in deepwater production, and will provide a firm transportation solution to existing and projected bottlenecks in the Gulf of Mexico supply basin. TGP is soliciting shipper interest in an open season that will end December 31, 1997. Service under Express 500 is scheduled to commence as early as November 1999.

     DOMAC Lateral Project. TGP proposes to construct a meter station and pipeline extension from DOMAC's liquefied natural gas plant in Everett, Massachusetts to a point on TGP's existing Revere Lateral in Saugus, Massachusetts. TGP will transport up to 90,000 decatherms per day from the liquefied natural gas plant to customers on the TGP system. The estimated total cost of the proposed facilities is $26 million.

     TransColorado. In late June 1997, EPG and its partners in the TransColorado Pipeline Project ("TransColorado") announced a restructured partnership arrangement for the project. Formerly, TransColorado was an equal one-third partnership among affiliates of EPG, Questar Corporation and KN Energy, Inc. Under the new arrangement, the affiliates of Questar Corporation and KN Energy, Inc. will each retain a 50 percent interest in TransColorado, and EPG, while no longer a partner, will continue as the operator and a revenue participant in the constructed facilities of Phase I which includes 25 miles of pipe from the discharge of Coyote Gulch Gas Plant to EPG's pipeline at Blanco, New Mexico. EPG's participation in the project under the new arrangement will cease upon the completion of the additional Phase II facilities.

     Field and Merchant Services Operations

     San Juan Global Compression Project. In June 1997, the Company entered into contracts with three of its major natural gas producers in the San Juan Basin, providing for new global compression services to reduce field delivery pressures and increase production by an estimated 130 MMcf/d. The project will cost approximately $50 million and includes the installation of approximately 36,000 horsepower of new field compression and construction of an additional 56 miles of pipeline system. The project is expected to be in service by October 1998.

     Viosca Knoll. During the second quarter of 1997, Viosca Knoll Gathering Company, the Company's fifty-fifty joint venture with a subsidiary of Leviathan Gas Pipeline Partners, L.P., announced its intent to construct, at an estimated cost of $25 million, additional facilities to accommodate incremental capacity requirements on its system, including a new 25-mile, 20-inch diameter pipeline from Main Pass Block 261 to Viosca Knoll Block 817. Construction is expected to be completed by the fourth quarter of 1997.

     Berkshire Power Company, LLC. The Company entered into a joint development agreement with Power Development, Inc. to develop a natural gas-fired combined cycle electric generation facility in Agawam, Massachusetts. The facility will have a nominal capacity of approximately 272 MWs. Construction of the $200 million facility is expected to begin in December 1997 and the facility is scheduled to be operational in October 1999. The Company may invest up to $50 million representing a 100 percent equity interest in the project. The Company will be responsible for the procurement and transportation of supplies of natural gas to fuel the project and the marketing of electric power produced by the project.

  Purchase Price Allocation

     The Company has substantially completed its evaluation and allocation, and believes that the final adjustments to the purchase price allocation will not have a material impact on the Company's financial position or results of operations. For a further discussion, see Part I, Financial Information, Note 1,
Note 2, and Note 4, which are incorporated herein by reference.

  Accounting for Regulated Operations

     The Company's interstate pipelines are subject to the regulations and accounting procedures of FERC. The Company follows the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation for its interstate pipeline operations. For a further discussion, see
Part I, Financial Information, Note 7, which is incorporated herein by reference.

  Recent Pronouncements

     See Part I, Financial Information, Note 8, which is incorporated herein by reference.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Merger, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On October 22, 1997, Eugenio Garza Laguera, 73, retired as a member of the board of directors. Mr. Laguera had served since 1993 as a board member and as a member of the audit committee. Also, on October 22, 1997, Juan Carlos Braniff was elected to replace Mr. Laguera as a board member and a member of the audit committee.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.B           -- By-laws of EPG, as amended October 22, 1997.
          10.E           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          10.F           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          11             -- Computation of Earnings per Common Share.
          27             -- Financial Data Schedule.

     Undertaking

          The undersigned, EPG, hereby undertakes, pursuant to Regulation S-K,
     Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of EPG and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of EPG and its consolidated subsidiaries.

b. Reports on Form 8-K

     On August 29, 1997, EPG filed a report under Item 5 and Item 7 on Form 8-K, dated August 29, 1997, with respect to the Merger Agreement among the Company, Gulf States Acquisition Company, Gulf States Gas Pipeline Company, and certain shareholders of Gulf States Gas Pipeline Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: November 13, 1997                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 13, 1997                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.B           -- By-laws of EPG, as amended October 22, 1997.
          10.E           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          10.F           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks.
          11             -- Computation of Earnings per Common Share.
          27             -- Financial Data Schedule.