Form 10-Q
period 1998-03-31
EL PASO NATURAL GAS CO
filed 1998-05-15
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-2700

                            ------------------------

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-0608280
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
           EL PASO ENERGY BUILDING
        1001 LOUISIANA, HOUSTON, TEXAS                             77002
   (Address of Principal Executive Offices)                      (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (713) 420-2131

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $3.00 per share
              as of May 12, 1998                             120,457,674 shares

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                       DEFINITIONS
                                                       -----------
ALJ...................  Administrative Law Judge
Bcf...................  Billion cubic feet
Bcf/d.................  Billion cubic feet per day
Board.................  Board of directors of El Paso Natural Gas Company
Company...............  El Paso Natural Gas Company and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EPA...................  United States Environmental Protection Agency
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Natural Gas Company
EPG...................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.................  El Paso Tennessee Pipeline Co., an indirect subsidiary of El Paso Natural
                        Gas Company
FERC..................  The Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
MW(s).................  Megawatt(s)
NGC...................  NGC Corporation
PCB(s)................  Polychlorinated biphenyl(s)
PLN...................  Perusahaan Listrik Negara, the Indonesian government-owned electric utility
PRP(s)................  Potentially responsible party(ies)
SFAS..................  Statement of Financial Accounting Standards
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 FIRST QUARTER
                                                                ENDED MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------     -------
Operating revenues..........................................  $ 1,619     $ 1,831
                                                              -------     -------
Operating expenses
  Cost of gas and other products............................    1,209       1,441
  Operation and maintenance.................................      180         156
  Depreciation, depletion, and amortization.................       65          67
  Taxes, other than income taxes............................       24          28
                                                              -------     -------
                                                                1,478       1,692
                                                              -------     -------
Operating income............................................      141         139
                                                              -------     -------
Other (income) and expense
  Interest and debt expense.................................       64          61
  Other -- net..............................................      (22)         (9)
                                                              -------     -------
                                                                   42          52
                                                              -------     -------
Income before income taxes and minority interest............       99          87
Income tax expense..........................................       35          34
                                                              -------     -------
Income before minority interest.............................       64          53
Minority interest
  Preferred stock dividend requirement of subsidiary........        6           6
                                                              -------     -------
Net income..................................................  $    58     $    47
                                                              =======     =======
Comprehensive income........................................  $    57     $    47
                                                              =======     =======
Basic earnings per common share.............................  $  0.50     $  0.43
                                                              =======     =======
Diluted earnings per common share...........................  $  0.48     $  0.42
                                                              =======     =======
Basic average common shares outstanding.....................    115.9       111.2
                                                              =======     =======
Diluted average common shares outstanding...................    121.7       113.2
                                                              =======     =======
Dividends declared per common share.........................  $  0.19     $  0.18
                                                              =======     =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,
                                                                 1998        DECEMBER 31,
                                                              (UNAUDITED)        1997
                                                              -----------    ------------
Current assets
  Cash and temporary investments............................    $   73          $  116
  Accounts and notes receivable, net........................       895             989
  Inventories...............................................        52              68
  Deferred income tax benefit...............................       130             168
  Other.....................................................       312             288
                                                                ------          ------
          Total current assets..............................     1,462           1,629
Property, plant, and equipment, net.........................     7,067           7,116
Other.......................................................     1,062             787
                                                                ------          ------
          Total assets......................................    $9,591          $9,532
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  752          $  886
  Short-term borrowings (including current maturities of
     long-term debt)........................................       751             885
  Other.....................................................       667             693
                                                                ------          ------
          Total current liabilities.........................     2,170           2,464
                                                                ------          ------
Long-term debt, less current maturities.....................     2,115           2,119
                                                                ------          ------
Deferred income taxes.......................................     1,531           1,550
                                                                ------          ------
Other.......................................................     1,068           1,075
                                                                ------          ------
Commitments and contingencies (See Note 3)
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....       325              --
                                                                ------          ------
Minority interest
  Preferred stock of subsidiary.............................       300             300
                                                                ------          ------
  Other minority interest...................................        65              65
                                                                ------          ------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     275,000,000 shares; issued 123,575,278 and 122,581,816
     shares.................................................       371             368
  Additional paid-in capital................................     1,412           1,389
  Retained earnings.........................................       362             327
  Less: Accumulated other comprehensive income..............         8               7
        Treasury stock (at cost) 3,046,444 and 2,946,832
            shares..........................................        50              47
        Deferred compensation...............................        70              71
                                                                ------          ------
          Total stockholders' equity........................     2,017           1,959
                                                                ------          ------
          Total liabilities and stockholders' equity........    $9,591          $9,532
                                                                ======          ======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              1998      1997
                                                              -----    -------
Cash flows from operating activities
  Net income................................................  $  58    $    47
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............     65         67
     Deferred income taxes..................................     24         44
     Other..................................................     (6)         5
  Working capital changes...................................    (56)       (21)
  Other.....................................................     25        (10)
                                                              -----    -------
          Net cash provided by operating activities.........    110        132
                                                              -----    -------
Cash flows from investing activities
  Capital expenditures......................................    (52)       (30)
  Investment in joint ventures and equity investees.........   (273)       (71)
  Collection of note receivable from partnership............     --         53
  Other.....................................................      7         11
                                                              -----    -------
          Net cash used in investing activities.............   (318)       (37)
                                                              -----    -------
Cash flows from financing activities
  Net commercial paper repayments...........................    (72)        --
  Revolving credit repayments...............................    (45)    (1,100)
  Long-term debt retirements................................    (21)      (104)
  Net proceeds from preferred securities of El
     Paso Energy Capital Trust I issuance...................    317         --
  Net proceeds from long-term debt issuance.................     --        883
  Net proceeds from equity offering.........................     --        152
  Dividends paid on common stock............................    (22)       (13)
  Other.....................................................      8         12
                                                              -----    -------
          Net cash provided by (used in) financing
           activities.......................................    165       (170)
                                                              -----    -------
Decrease in cash and temporary investments..................    (43)       (75)
Cash and temporary investments
          Beginning of period...............................    116        200
                                                              -----    -------
          End of period.....................................  $  73    $   125
                                                              =====    =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at March 31, 1998, and for the quarters ended March 31, 1998, and 1997, are unaudited. The condensed balance sheet at December 31, 1997, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Stock Split

     On January 21, 1998, the Board approved a two-for-one stock split of EPG's common stock (the "Stock Split"), subject to stockholder approval of an amendment to EPG's Restated Certificate of Incorporation to increase the number of authorized shares of EPG's common stock to 275,000,000 shares (the "Amendment"). EPG's stockholders approved the Amendment on March 2, 1998. In connection with the Amendment, the Board increased the number of shares of EPG's preferred stock designated as Series A Junior Participating Preferred Stock ("Series A Preferred Stock") to 1,375,000 shares. The Stock Split was effected in the form of a stock dividend of an aggregate of 60,944,417 shares of EPG's common stock, which was paid on April 1, 1998, to stockholders of record on March 13, 1998. All common shares and per common share amounts have been adjusted to give retroactive effect to the Stock Split.

     After giving effect to the Stock Split in accordance with the adjustment provisions of the Amended and Restated Shareholder Rights Agreement, dated as of July 23, 1997, between EPG and The First National Bank of Boston as Rights Agent, the number of rights to purchase one one-hundredth of a share of the Series A Preferred Stock (the "Rights") associated with each share of common stock has been adjusted to become one-half of a Right.

  Comprehensive Income

     In compliance with SFAS No. 130, Reporting Comprehensive Income, the Company has displayed comprehensive income in the Condensed Consolidated Statements of Income. The only component of comprehensive income is the cumulative translation adjustment which results from differences in the translation of foreign currencies. This amount is reflected as accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

2. SEGMENTS

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. Accordingly, the Company has segregated its business activities into five segments: El Paso Natural Gas segment, Tennessee Gas Pipeline segment, El Paso Field Services segment, El Paso Energy Marketing segment, and El Paso Energy International segment. These segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies.

     The El Paso Natural Gas segment includes the interstate pipeline systems of EPG and Mojave Pipeline Company. The segment transports natural gas primarily to the California market. The Tennessee Gas Pipeline segment includes the interstate pipeline systems of TGP, Midwestern Gas Transmission Company, and East Tennessee Natural Gas Company. The segment transports natural gas to the northeast section of the U.S. including the states of Tennessee, Virginia and Georgia as well as the New

York City, Chicago, and Boston metropolitan areas. The El Paso Field Services segment provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. The El Paso Energy Marketing segment markets and trades natural gas, power, and petroleum products and participates in the development and ownership of domestic power generation projects. The El Paso Energy International segment develops and operates energy infrastructure facilities worldwide.

     The accounting policies of the individual segments are the same as those of the Company, as a whole, as summarized in Note 1, Basis of Presentation. Certain of the segment's earnings are largely derived from the earnings of equity investments, accordingly the Company evaluates segment performance based on EBIT. To the extent practicable, results of operations for the quarter ended March 31, 1997 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during the period.

                                                                       SEGMENTS
                                                         FOR THE QUARTER ENDED MARCH 31, 1998
                                         --------------------------------------------------------------------
                                         EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                         NATURAL      GAS       FIELD      ENERGY        ENERGY
                                           GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL    TOTAL
(IN MILLIONS)                            -------   ---------   --------   ---------   -------------   -------
Revenues from external customers.......  $  114     $   203      $ 59      $1,227         $ 12        $ 1,615
Intersegment revenues..................       1           9         9           4           --             23
Operating income (loss)................      52          94        20          --           (7)           159
EBIT...................................      52          98        24          --            2            176
Segment assets.........................   1,760       5,294       916         766          676          9,412

                                                                       SEGMENTS
                                                         FOR THE QUARTER ENDED MARCH 31, 1997
                                         --------------------------------------------------------------------
                                         EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                         NATURAL      GAS       FIELD      ENERGY        ENERGY
                                           GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL    TOTAL
(IN MILLIONS)                            -------   ---------   --------   ---------   -------------   -------
Revenues from external customers.......  $  128     $   205      $122      $1,376         $ --        $ 1,831
Intersegment revenues..................       1          10         2           5           --             18
Operating income (loss)................      62          80        27         (17)          (4)           148
EBIT...................................      62          82        28         (16)          (2)           154
Segment assets.........................   1,822       4,802       587         925          341          8,477

     The reconciliations of EBIT to income before income taxes and minority interest are presented below for the quarters ended March 31:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Total EBIT for reportable segments..........................  $176     $154
Corporate expenses, net.....................................   (13)      (6)
Interest and debt expense...................................   (64)     (61)
                                                              ----     ----
Income before income taxes and minority interest............  $ 99     $ 87
                                                              ====     ====

3. COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia, with a book value at March 31, 1998 of approximately $20 million. Current economic events in Indonesia have resulted in the devaluation of the Indonesian Rupiah and delays or cancellations of certain infrastructure power projects in that country. The Company has met with PLN and the Indonesian Minister of Finance to discuss the terms of its power sales agreement in light of the current Indonesian economic problems. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties or the impact of such matters to the Company, it believes PLN, with the backing of the Office of the Minister of Finance, will honor all obligations on the Sengkang project in full. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. As of April 30, 1998, all amounts billed and due had been paid in full.

  Rates and Regulatory Matters

     TGP -- In February 1997, TGP filed with FERC a settlement of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $701 million has been collected as of March 31, 1998. TGP is entitled to recover additional transition costs, up to the remaining $69 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. Under the settlement, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders.

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

     EPG -- In June 1995, EPG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996 through December 31, 1997. In April 1997, FERC approved EPG's settlement as filed and determined that only the contesting party, Edison, should be severed for separate determination of the rate it ultimately pays EPG. Hearings to determine Edison's rates should be completed in May 1998. Pending the final outcome, Edison continues to pay the filed rates, subject to refund, and EPG continues to provide a reserve for such potential refunds. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order and the settlement was implemented effective July 1, 1997. Edison and GPM Corporation, a competitor of EPG, have filed with the Court of Appeals separate petitions for review of FERC's April 1997 and July 1997 orders. Edison's petition challenges the propriety of FERC's approving the settlement over Edison's objections to the settlement as a customer of Southern California Gas Company.

     The rate settlement establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from the contract reductions and expirations referred to above, (ii) receive 35 percent of additional revenues received by EPG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In accordance with the terms of the rate settlement, EPG's refund obligation (including interest) was approximately $194 million. EPG refunded $61 million to customers in August 1997, and in accordance with certain customers elections, the remaining $133 million of refund obligation was applied towards their $295 million risk sharing obligation. Through March 31, 1998, an additional $83 million of the risk sharing obligation was paid and the $79 million balance, including interest, will be collected by the end of 2003. At March 31, 1998 the remaining unearned balance of the risk sharing amount collected was $181 million, which will be recognized in earnings ratably through 2003.

     The contract reductions and expirations referred to above resulted in EPG's having, as of March 31, 1998, approximately 1.6 Bcf/d (or 34 percent) of its total capacity not committed under contracts requiring the payment of full tariff reservation rates. Effective March 31, 1998, this capacity had an annual value, at full tariff reservation rates, of approximately $172 million.

     EPG has substantially offset the effects of these reductions in firm capacity commitments referred to above by implementing cost control programs and by actively seeking new markets and pursuing attractive opportunities to increase traditional market share. The new markets EPG has targeted include various natural gas users in California which were served indirectly through Southern California Gas Company and Pacific Gas & Electric Company, as well as new markets in northern Mexico and off the east end of its system. In addition to other arrangements, in October 1997, EPG entered into three contracts with NGC for the sale of substantially all of its turned back firm capacity available as of January 1, 1998 to California (approximately 1.3 Bcf) for a two-year period beginning January 1, 1998 at rates negotiated pursuant to EPG's tariff provisions and FERC policies. EPG anticipates realizing at least $70 million in revenues (which will be subject to the revenue sharing provisions of the rate settlement) under these contracts over the two-year period. The contracts have a transport-or-pay provision requiring NGC to pay a minimum charge equal to the reservation component of the contractual charge on at least 50 percent of the contracted volumes in each month in 1998 and on at least 72 percent of the contracted volumes each month in 1999. In December 1997, EPG filed to implement several negotiated rate contracts, including those with NGC. In a protest to this filing made in January 1998, three shippers (producers/marketers) requested FERC to require EPG to eliminate certain provisions from the NGC contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998 subject to refund and to the outcome of a technical conference, which was held in March 1998. The technical conference addressed the operation of certain of the contracts' provisions, including those which provide for crediting, against amounts otherwise due under the contracts, of certain interruptible revenues which might be received by EPG and the protestors' claims that the contracts are anti-competitive. The parties filed written comments and the matter is currently pending before FERC. Assuming FERC allows the contracts to remain in effect, it cannot be predicted at this time whether EPG will be able to remarket this capacity after the expiration of the NGC contract or the terms under which it may be remarketed.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain parties sought review in the Court of Appeals of FERC's determination in an October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1997, following a technical conference and the submission of statements of position and replies, FERC issued an order determining that the costs related to all but one of EPG's disputed contracts were eligible for recovery. The costs ruled ineligible for recovery totaled approximately $3 million, including interest, and were refunded to customers in the second quarter of 1997. In October 1997, FERC issued an order denying the challenging parties' request for rehearing of the March 1997 order in most respects, but determined that the costs incurred pursuant to two additional EPG contracts were ineligible for recovery. These costs, including interest, totaled approximately $9 million, and were refunded to customers in February 1998. The challenging parties, which claim that EPG should be required to refund up to an additional $31 million, excluding interest, have filed a petition for review of the FERC order in the Court of Appeals.

     In an order issued in April 1997 in the proceeding involving the spin down of EPG's gathering facilities to EPFS, FERC found that EPG acted appropriately in not including its Chaco Compressor Station in the facilities to be transferred to EPFS, and that the Chaco Compressor Station had been correctly functionalized by EPG as a transmission facility. Requests for rehearing of this order were filed by Williams Field Services and GPM Corporation. In a November 1997 order, FERC reversed its previous decision and found that the Chaco Compressor Station is a gathering facility and should be transferred to EPFS. EPG sought rehearing of this order, which was denied by FERC in March 1998. EPG has filed a subsequent request for rehearing and has until May 30, 1998, to determine whether to seek judicial review of FERC's March 1998 order. Other parties have filed petitions for review of FERC's order.

     Separately, in November 1996, GPM Corporation filed a complaint, as amended, with FERC alleging that EPG's South Carlsbad compression facilities were gathering facilities and were improperly functionalized by EPG as transmission facilities. In a November 1997 order, FERC concluded that the South Carlsbad Compressor facilities performed a gathering function and directed EPG to transfer the facility to EPFS. EPG and others sought rehearing of this order which FERC denied in March 1998. EPG has until May 30, 1998, to determine whether to seek judicial review of FERC's March 1998 order. In FERC's March 1998 rehearing orders related to the Chaco and South Carlsbad matters, FERC reaffirmed that the base settlement rates provided for under the 1996 rate settlement would not be impacted and further determined that effective May 1, 1998, the fuel consumed by these facilities would cease to be included in the data used for calculating the fuel charges effective for transmission customers pursuant to the fuel settlement approved by FERC in 1997 (which settlement has been challenged in the Court of Appeals by GPM Corporation). In accordance with the FERC orders, the Chaco and South Carlsbad facilities were transferred to EPFS in April 1998.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental Matters

     As of March 31, 1998, the Company had a reserve of approximately $276 million to cover environmental assessments and remediation activities discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to assure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of March 31, 1998, a balance of $20 million remains to be collected under this stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they may be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 33 sites under the Comprehensive Environmental Response, Compensation and Liability Act or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in their initial stages and, accordingly, it is not possible to predict the outcome.

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

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al, alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks unspecified actual and exemplary damages. EPG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. EPG filed a Motion for Summary Judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statutes of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In February 1998, EPG filed a Motion for Summary Judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. Oral argument on the motion occurred in March 1998 and a decision is pending. The trials in TransAmerican and Stone are set to commence in March 1999 and September 1998, respectively. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al against fourteen companies including the following affiliates of EPG: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints have been filed seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities, if any, was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are complete with the exception of some long-term groundwater monitoring requirements. Remediation and characterization work at the compressor stations under its consent order with the EPA and the jurisdiction of the New York Department of Environmental Conservation is ongoing. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     The assessment phase related to internally developed computer applications has been completed and the cost estimate for making the necessary changes to such systems, including implementation and testing efforts, is approximately $8 million to be spent in 1998 and 1999. These estimates were based on various factors including availability of internal and external resources and complexity of the software applications. The recent upgrade of various systems, particularly the financial systems, to a Year 2000 compliant client/server platform has greatly reduced or eliminated concerns in those areas.

     The assessment phase for the third party software, hardware, and embedded chip systems impacts is continuing, with completion of that phase and an estimate of costs necessary to modify or replace those systems to be available in the second quarter of 1998. Included in this phase of the project is the effort to obtain representations and assurances from third party vendors that their software, hardware products, and embedded chip systems being used by the Company are or will be Year 2000 compliant. Implementation and testing phases are expected to be completed by mid 1999.

     It is the Company's goal to ensure that all of the critical systems and processes which are under its direct control remain functional. However, because certain systems may be interrelated with systems outside the control of the Company, there can be no assurance that all implementations will be successful. Management does not expect the costs to modify its systems or to correct any unsuccessful system implementations to have a material adverse impact on the Company's financial position, results of operations, or cash flows.

4. TRUST PREFERRED SECURITIES

     In March 1998, El Paso Energy Capital Trust I (the "Trust"), issued 6.5 million of 4 3/4% trust convertible preferred securities (the "Trust Preferred Securities") for $325 million ($317 million, net of issuance costs). The Trust, a Delaware business trust, is a wholly owned consolidated subsidiary of EPG. Concurrent with the issuance of the Trust Preferred Securities, the Trust issued trust convertible common securities in the amount of $10 million to EPG. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds from the issuance thereof in 4 3/4% convertible subordinated debentures due 2028 (the "Trust Debentures") of EPG, the Trust's sole asset. The results of the Trust are consolidated with those of the Company and, therefore, the Trust Debentures are eliminated and the Trust Preferred Securities are reflected as company-obligated mandatorily redeemable convertible preferred securities of El Paso Energy Capital Trust I in the Condensed Consolidated Balance Sheets. Distributions on the Trust Preferred Securities are included in interest and debt expense in the Condensed Consolidated Statements of Income. The net proceeds to EPG were used to pay down commercial paper.

     The Trust Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4 3/4% commencing on June 30, 1998, carry a liquidation value of $50 per share plus accrued and unpaid distributions and are convertible into the Company's common shares at any time prior to the close of business on March 31, 2028, at the option of the holder. The Trust Preferred Securities are convertible into the Company's common stock at the rate of 1.2022 common shares for each preferred security (equivalent to a conversion price of $41.59 per common share), subject to adjustment in certain circumstances. The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company's obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued, and the applicable trust document, provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities.

5. FINANCING TRANSACTIONS

     The Company had short-term borrowings, including current maturities of long term debt, at March 31, 1998 and December 31, 1997, as follows:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
EPG Revolving Credit Facility...............................  $ --     $ 45
EPG Revolving Credit Facility with TGP designated as
  borrower..................................................   417      417
Commercial paper............................................   244      326
Other credit facilities.....................................    35       25
Current maturities of long-term debt........................    55       72
                                                              ----     ----
                                                              $751     $885
                                                              ====     ====

     In March 1998, EPG retired its outstanding 8 5/8% debentures due 2012 in the amount of $17 million.

     After issuing the Trust Debentures, EPG has approximately $565 million of capacity remaining under its shelf registrations to issue public securities registered thereunder. In addition, TGP has approximately $100 million remaining under its February 1997 shelf registration.

6. ACQUISITIONS

     As previously reported, in March 1998, the Company and DeepTech International, Inc. ("DeepTech") entered into a definitive agreement whereby the Company will acquire DeepTech as well as DeepTech's combined ownership interest in Leviathan Gas Pipeline Partners, L.P. The Company expects to complete the transaction by July 1998, although completion of the transaction is subject to various conditions including the receipt of required regulatory and stockholder approvals and other customary conditions. The Federal Trade Commission has granted early termination of its review of the transaction, and a review by the Securities and Exchange Commission is pending. The acquisition will be accounted for as a purchase with a total purchase price of approximately $462 million, exclusive of acquisition costs.

7. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1998, and December 31, 1997, consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $6,059    $6,004
Less accumulated depreciation and depletion.................   1,492     1,395
                                                              ------    ------
                                                               4,567     4,609
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,500     2,507
                                                              ------    ------
          Total property, plant, and equipment, net.........  $7,067    $7,116
                                                              ======    ======

8. INVENTORIES

     Inventories at March 31, 1998, and December 31, 1997, consisted of the following:

                                                              1998        1997
                                                              ----        ----
                                                               (IN MILLIONS)
Materials and supplies......................................  $43         $42
Gas in storage..............................................    9          26
                                                              ---         ---
                                                              $52         $68
                                                              ===         ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

9. EARNINGS PER SHARE

     Basic and diluted earnings per share amounts are presented below for the quarters ended March 31:

                                                    1998                                  1997
                                     -----------------------------------   -----------------------------------
                                      NET     AVERAGE SHARES   EARNINGS     NET     AVERAGE SHARES   EARNINGS
                                     INCOME    OUTSTANDING     PER SHARE   INCOME    OUTSTANDING     PER SHARE
                                     ------   --------------   ---------   ------   --------------   ---------
(IN MILLIONS, EXCEPT PER COMMON
  SHARE AMOUNTS)
Basic..............................   $58         115.9          $0.50      $47         111.2          $0.43
                                                                 =====                                 =====
Effect of dilutive securities:
  Stock options....................                 2.5                                   2.0
  Trust preferred securities.......                 1.2                                    --
  Restricted stock.................                 2.1                                    --
                                      ---         -----                     ---         -----
Dilutive...........................   $58         121.7          $0.48      $47         113.2          $0.42
                                      ===         =====          =====      ===         =====          =====

10. RECENT PRONOUNCEMENTS

  Pensions and Other Postretirement Benefits Disclosures

     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of obligations under those plans. The standard is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this pronouncement.

  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance for accounting of such costs, and also defines internal-use computer software. It is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this pronouncement.

  Reporting on the Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs to be expensed as incurred. It is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A, and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in addition to the interim consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

GENERAL

     Basic earnings per share for the quarter ended March 31, 1998 rose 17 percent to $0.50 from $0.43 in the first quarter of 1997. On a diluted earnings per share basis, 1998 earnings increased 14 percent to $0.48 from $0.42 in 1997. Basic and diluted average common shares outstanding for the quarter ended March 31, 1998 were 115,930,626 and 121,711,863, respectively.

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. Accordingly, the Company has segregated its business activities into five segments: El Paso Natural Gas segment, Tennessee Gas Pipeline segment, El Paso Field Services segment, El Paso Energy Marketing segment, and El Paso Energy International segment. These segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies. To the extent practicable, results of operations for 1997 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during the period. Operating revenues by segment include intersegment sales which are eliminated in consolidation. For a further discussion of the individual segments, See Note 2 of Item 1, Financial Statements.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

  SEGMENT RESULTS

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
             EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
El Paso Natural Gas.........................................  $ 52     $ 62
Tennessee Gas Pipeline......................................    98       82
                                                              ----     ----
  Regulated segments........................................   150      144
El Paso Field Services......................................    24       28
El Paso Energy Marketing....................................    --      (16)
El Paso Energy International................................     2       (2)
                                                              ----     ----
  Non-regulated segments....................................    26       10
Corporate expenses, net.....................................   (13)      (6)
                                                              ----     ----
  Total EBIT................................................  $163     $148
                                                              ====     ====

     Consolidated EBIT for the quarter ended March 31, 1998, was $15 million higher than for the same period of 1997 as discussed below.

  El Paso Natural Gas

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998     1997
                                                              ----     ----
                                                              (IN MILLIONS)
Operating revenues..........................................  $115     $129
Operating expenses..........................................   (63)     (67)
Other -- net................................................    --       --
                                                              ----     ----
  EBIT......................................................  $ 52     $ 62
                                                              ====     ====

     Operating revenues for the quarter ended March 31, 1998 were $14 million lower than for the same period of 1997 primarily due to lower revenues resulting from the Pacific Gas & Electric Company contract expiration which was effective December 31, 1997. The decrease was partially offset by risk sharing revenue and revenue from the sale of excess capacity to NGC, see Part I, Financial Information, Note 3.

     Operating expenses for the quarter ended March 31, 1998 were $4 million lower than for the same period of 1997 primarily due to certain benefit costs accounted for in accordance with EPG's March 1996 settlement.

  Tennessee Gas Pipeline

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998     1997
                                                              ----     ----
                                                              (IN MILLIONS)
Operating revenues..........................................  $212     $215
Operating expenses..........................................  (118)    (135)
Other -- net................................................     4        2
                                                              ----     ----
  EBIT......................................................  $ 98     $ 82
                                                              ====     ====

     Operating revenues for the quarter ended March 31, 1998 were $3 million lower than for the same period of 1997 primarily because of lower transportation volumes resulting from warmer average temperatures in the northeastern and midwestern markets.

     Operating expenses for the quarter ended March 31, 1998 were $17 million lower than for the same period of 1997 primarily due to lower fuel costs associated with the change in throughput attributable to warmer average temperatures in the northeast and midwest in the first quarter of 1998. Also contributing to the decrease in operating expenses were lower labor costs, benefit costs, and payroll taxes which resulted from the reduction in staffing levels which occurred during the first quarter of 1997. Depreciation expense was also lower in the first quarter of 1998 due to the finalization of the adjustments to the purchase price amount allocated to property, plant and equipment based on the completion of an independent asset appraisal in the fourth quarter of 1997.

  El Paso Field Services

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998     1997
                                                              ----     ----
                                                              (IN MILLIONS)
Gathering and treating margin...............................  $ 39     $ 35
Processing margin...........................................    14       19
Other margin................................................     2        1
                                                              ----     ----
          Total gross margin................................    55       55
Operating expenses..........................................   (35)     (28)
Other -- net................................................     4        1
                                                              ----     ----
  EBIT......................................................  $ 24     $ 28
                                                              ====     ====

     Total gross margin (revenue less cost of sales) for the quarter ended March 31, 1998 was the same as for the comparable 1997 period. The increase in the gathering and treating margin was primarily due to an increase in gathering and treating volumes largely attributable to the acquisition of Pacificorp's Texas Gulf Coast gathering and processing subsidiaries ("TPC") in December 1997 partially offset by lower average San Juan Basin gas index prices in the first quarter of 1998. The decrease in the processing margin was largely due to lower liquids prices during the first quarter of 1998 compared to the same period of 1997. Offsetting the decrease in the processing margin was the additional contribution from the acquisition of TPC. Natural gas and liquids prices, which directly impact a substantial portion of gathering and processing revenues, were at record high levels during the first quarter of 1997.

     Operating expenses for the quarter ended March 31, 1998 were $7 million higher than for the same period of 1997 primarily related to additional expense associated with TPC and Gulf States Gas Pipeline Company and higher administrative costs in the first quarter of 1998.

     Other -- net for the quarter ended March 31, 1998 was $3 million higher than for the same period of 1997 primarily from additional earnings from equity investments.

  El Paso Energy Marketing

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998     1997
                                                              ----     ----
                                                              (IN MILLIONS)
Natural gas margin..........................................  $  6     $ (4)
Power margin................................................     7       --
Petroleum products margin...................................    --       (1)
                                                              ----     ----
          Total gross margin................................    13       (5)
Operating expenses..........................................   (13)     (12)
Other -- net................................................    --        1
                                                              ----     ----
  EBIT......................................................  $ --     $(16)
                                                              ====     ====

     Total gross margin (revenue less cost of sales) for the quarter ended March 31, 1998 was $18 million higher than for the same period of 1997. The increase in margin was primarily due to the income recognition from long-term natural gas and electric power contracts closed during the quarter. The Company's energy marketing operations have been negatively impacted by low natural gas and power trading margins, which are expected to continue.

  El Paso Energy International

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              1998       1997
                                                              -----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................   $11        $--
Operating expenses..........................................   (18)        (4)
Other -- net................................................     9          2
                                                               ---        ---
  EBIT......................................................   $ 2        $(2)
                                                               ===        ===

     Operating revenues for the quarter ended March 31, 1998 were $11 million higher than for the same period of 1997 due to the acquisition of a controlling interest in the EMA Power project in June 1997.

     Operating expenses for the quarter ended March 31, 1998 were $14 million higher than for the same period of 1997 primarily due to costs related to the EMA Power project and higher project development costs in the first quarter of 1998.

     Other -- net for the first quarter ended March 31, 1998 was $7 million higher than for the same period of 1997 primarily from increased equity earnings and gains related to equity investments.

  Corporate expenses, net

     The loss before interest expense and income taxes for the quarter ended March 31, 1998 was $7 million higher than for the same period of 1997 primarily due to increased amortization cost related to the Company's employee incentive plans.

  INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter ended March 31, 1998 was $3 million higher than for the same period of 1997 because of a higher average effective interest rate during the first quarter of 1998 primarily resulting from the higher rates associated with the March 1997 issuance of TGP long-term debt of approximately $883 million.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $22 million lower for the quarter ended March 31, 1998, compared to the same period of 1997. The decrease was primarily attributable to lower GSR collections in 1998, a take-or-pay refund to EPG customers in February 1998, and a net income tax refund in 1997. The decrease was partially offset by a rate refund to TGP's customers in 1997.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $281 million higher for the quarter ended March 31, 1998, compared to the same period of 1997. The increase was primarily due to higher expenditures for joint ventures, equity investments, and capital expenditures in the first quarter of 1998 compared to the first quarter of 1997. Expenditures related to joint ventures and equity investments were primarily attributable to the international segment. Internally generated funds, supplemented by other financing activities, were used to fund these expenditures. Additionally, the first quarter 1997 included the collection of a $53 million note receivable from the Company's partnership in a 103 MW cogeneration plant in Florida.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $165 million in the quarter ended March 31, 1998 compared to net cash used in financing activities of $170 million in the same period of 1997. In March 1998, the Trust issued Trust Preferred Securities for net proceeds of $317 million which were used to pay down commercial paper. Short-term borrowings, supplemented by internally generated funds, were used for long-term debt retirements, dividend payments, and other corporate purposes. The first quarter 1997 use of cash was due in large part to the Company's efforts to realign its debt and capital structure following the EPTPC acquisition.

     In March 1998, EPG retired its outstanding 8 5/8% debentures due 2012 in the amount of $17 million.

     The following table reflects quarterly dividends declared and paid on EPG's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 22, 1997.......................    $0.18250       January 2, 1998         $  22
January 22, 1998.......................    $0.19125        April 1, 1998          $  23

     In April 1998, the Board declared a quarterly dividend of $0.19125 per share on EPG's common stock, payable on July 1, 1998, to stockholders of record on June 5, 1998. Also during the first quarter of 1998, quarterly dividends of $6 million were paid on EPTPC's Series A Preferred Stock.

     Future funding for long-term debt retirements, dividends, and other financing expenditures are expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

     At March 31, 1998, the Company had approximately $1 billion available under its revolving credit facilities established in October 1997. The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets.

     After issuing the Trust Debentures described in Part I, Financial Information, Note 4, EPG has approximately $565 million of capacity remaining under its shelf registrations to issue public securities registered thereunder. In addition, TGP has approximately $100 million remaining on its February 1997 shelf registration.

                         COMMITMENTS AND CONTINGENCIES

  INDONESIAN ECONOMIC DIFFICULTIES

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

  YEAR 2000

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

  DEEPTECH ACQUISITION

     As previously reported, in March 1998, the Company and DeepTech entered into a definitive agreement whereby the Company will acquire DeepTech as well as DeepTech's combined ownership interest in Leviathan Gas Pipeline Partners, L.P. The Company expects to complete the transaction by July 1998, although completion of the transaction is subject to various conditions including the receipt of required regulatory and stockholder approvals and other customary conditions. The Federal Trade Commission has granted early termination of its review of the transaction, and a review by the Securities and Exchange Commission is pending. The acquisition will be accounted for as a purchase with a total purchase price of approximately $462 million, exclusive of acquisition costs.

  ONGOING AND FUTURE INVESTMENT AND CAPITAL PROJECTS

     Significant events impacting the Company's development projects are discussed below.

  Latin America

     In April 1998, the Company purchased the remaining 50 percent interest in the 250 MW power project in Manaus, Brazil from CAPEX, a publicly traded company on the Argentine and Luxembourg stock exchanges. The contract for the project provides for delay damages to be paid to the power purchaser in the event of a failure to meet the specified construction schedule, except for delays caused by events of force majeure. The completion of the project has been delayed beyond the dates provided in the contract and such delays have resulted in a claim for delay damages from the power purchaser. The Company has a right to assert claims against the construction contractor for such delay damages, and in any event does not believe that any such damages will have a material adverse affect on the Company.

  Portland

     The Company increased its ownership interest in the Portland Natural Gas Transmission ("Portland") system from 17.8 percent to approximately 19 percent in April 1998. Portland is developing a 292-mile interstate natural gas pipeline with a projected capacity of 178 million cubic feet per day extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. Also in April 1998, Portland secured $256 million in non-recourse project financing. Targeted completion for the project is November 1998.

  STOCK SPLIT

     On January 21, 1998, the Board approved the Stock Split, subject to stockholder approval of the Amendment. The stockholders approved the Amendment on March 2, 1998. The Stock Split was effected in the form of a stock dividend of an aggregate of 60,944,417 shares of EPG's common stock, which was paid on April 1, 1998, to stockholders of record on March 13, 1998.

  RECENT PRONOUNCEMENTS

     See Part I, Financial Information, Note 10, which is incorporated herein by reference.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, including EPTPC, political and economic risks associated with current and future operations in foreign countries conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 3, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Stock Split, EPG's stockholders approved an amendment to EPG's Restated Certificate of Incorporation. See Part 1, Financial Information, Note 1, which is incorporated herein by reference.

     In March 1998, the Trust issued the Trust Preferred Securities, which are convertible into EPG common stock. See Part I, Financial Information, Note 4, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     EPG held a special meeting of stockholders on March 2, 1998. The proposal presented for a stockholder vote was to amend EPG's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares, par value $3.00 per share, to 275,000,000 shares, par value $3.00 per share. The amendment was approved with the following voting results on a pre-split basis:

                                                                 FOR        AGAINST    ABSTAIN
                                                              ----------    -------    -------
Approval of Amendment......................................   46,377,317    948,592    134,929

     There were no broker non-votes on the proposal.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below not designated by an asterisk is incorporated by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.A           -- Restated Certificate of Incorporation of EPG dated
                            January 22, 1992. Certificate of Designation, Preferences
                            and Rights of Series A Junior Participating Preferred
                            Stock of EPG dated July 7, 1992; Certificate of Amendment
                            to Restated Certificate of Incorporation of EPG, dated
                            March 2, 1998; Certificate of Increase of Authorized
                            Number of Shares of Series A Junior Participating
                            Preferred Stock of EPG, dated April 29, 1998.
        *+10.C.1         -- Amendment No. 1 to the EPG Omnibus Compensation Plan,
                            effective April 1, 1998.
        *+10.D.1         -- Amendment No. 3 to the EPG 1995 Incentive Compensation
                            Plan, effective April 1, 1998.
        *+10.E.1         -- Amendment No. 1 to the El Paso Energy Corporation 1995
                            Compensation Plan for Non-Employee Directors, effective
                            April 1, 1998.
        *+10.F.1         -- Amendment No. 1 to the El Paso Energy Corporation Stock
                            Option Plan for Non-Employee Directors, effective April
                            1, 1998.
        *+10.G.1         -- Amendment No. 2 to the EPG 1995 Omnibus Compensation
                            Plan, effective April 1, 1998.
        *+10.R           -- Promissory Note dated May 30, 1997, made by William A.
                            Wise to El Paso Energy Corporation; Amendment to
                            Promissory Note dated November 20, 1997.
         +10.S           -- El Paso Energy Corporation Strategic Stock Plan,
                            effective as of June 19, 1996, (Exhibit 10.AC to EPG's
                            Form 10-Q filed August 14, 1996).
        *+10.S.1         -- Amendment No. 1 to the El Paso Energy Corporation
                            Strategic Stock Plan, effective April 1, 1998.
          10.T           -- Agreement and Plan of Merger, dated as of February 27,
                            1998, among El Paso Natural Gas Company, El Paso
                            Acquisition Company and DeepTech International Inc.
                            (Exhibit 2.1 to EPG's Form S-4 filed April 10, 1998);
                            Contribution and Distribution Agreement, dated as of
                            February 27, 1998, among DeepTech International Inc.,
                            DeepFlex Production Services, Inc., El Paso Natural Gas
                            Company and Tatham Offshore, Inc. (Exhibit 2.2 to EPG's
                            Form S-4 filed April 10, 1998).
         *27             -- Financial Data Schedule.

---------------

* Indicates documents filed as part of this report.
+ Indicates management contract or compensatory plan or arrangement.

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

     b. Reports on Form 8-K

          On March 17, 1998, EPG filed a report under Item 5 and Item 7 on Form 8-K, dated March 17, 1998, with respect to the El Paso Energy Capital Trust I offering of 6.5 million of 4 3/4% Trust Convertible Preferred Securities with an aggregate liquidation value of $325 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: May 15, 1998                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 15, 1998                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.A           -- Restated Certificate of Incorporation of EPG dated
                            January 22, 1992. Certificate of Designation, Preferences
                            and Rights of Series A Junior Participating Preferred
                            Stock of EPG dated July 7, 1992; Certificate of Amendment
                            to Restated Certificate of Incorporation of EPG, dated
                            March 2, 1998; Certificate of Increase of Authorized
                            Number of Shares of Series A Junior Participating
                            Preferred Stock of EPG, dated April 29, 1998.
        *+10.C.1         -- Amendment No. 1 to the EPG Omnibus Compensation Plan,
                            effective April 1, 1998.
        *+10.D.1         -- Amendment No. 3 to the EPG 1995 Incentive Compensation
                            Plan, effective April 1, 1998.
        *+10.E.1         -- Amendment No. 1 to the El Paso Energy Corporation 1995
                            Compensation Plan for Non-Employee Directors, effective
                            April 1, 1998.
        *+10.F.1         -- Amendment No. 1 to the El Paso Energy Corporation Stock
                            Option Plan for Non-Employee Directors, effective April
                            1, 1998.
        *+10.G.1         -- Amendment No. 2 to the EPG 1995 Omnibus Compensation
                            Plan, effective April 1, 1998.
        *+10.R           -- Promissory Note dated May 30, 1997, made by William A.
                            Wise to El Paso Energy Corporation; Amendment to
                            Promissory Note dated November 20, 1997.
        *+10.S.1         -- Amendment No. 1 to the El Paso Energy Corporation
                            Strategic Stock Plan, effective April 1, 1998.
         *27             -- Financial Data Schedule.

---------------

* Indicates documents filed as part of this report.
+ Indicates management contract or compensatory plan or arrangement.