Form 10-Q
period 1998-06-30
EL PASO NATURAL GAS CO
filed 1998-08-13
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $3.00 per share
             as of July 31, 1998                             119,864,487 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                       DEFINITIONS
                                                       -----------
ALJ...................  Administrative Law Judge
Bcf...................  Billion cubic feet
Bcf/d.................  Billion cubic feet per day
Board.................  Board of directors of El Paso Natural Gas Company
Company...............  El Paso Natural Gas Company and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Dynegy................  Dynegy Inc., formerly known as NGC Corporation
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EPA...................  United States Environmental Protection Agency
EPEC..................  El Paso Energy Corporation
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Natural Gas Company
EPG...................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.................  El Paso Tennessee Pipeline Co., a subsidiary of El Paso Natural Gas
                        Company
FERC..................  The Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
MW(s).................  Megawatt(s)
PCB(s)................  Polychlorinated biphenyl(s)
PLN...................  Perusahaan Listrik Negara, the Indonesian government-owned electric utility
PRP(s)................  Potentially responsible party(ies)
SFAS..................  Statement of Financial Accounting Standards
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            QUARTER             SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                       -----------------     -----------------
                                                        1998       1997       1998       1997
                                                       ------     ------     ------     ------
Operating revenues...................................  $1,296     $  979     $2,915     $2,810
                                                       ------     ------     ------     ------
Operating expenses
  Cost of gas and other products.....................     919        628      2,128      2,069
  Operation and maintenance..........................     175        148        355        304
  Depreciation, depletion, and amortization..........      67         57        132        124
  Taxes, other than income taxes.....................      22         21         46         49
                                                       ------     ------     ------     ------
                                                        1,183        854      2,661      2,546
                                                       ------     ------     ------     ------
Operating income.....................................     113        125        254        264
                                                       ------     ------     ------     ------
Other (income) and expense
  Interest and debt expense..........................      61         59        125        120
  Other -- net.......................................     (36)       (14)       (58)       (24)
                                                       ------     ------     ------     ------
                                                           25         45         67         96
                                                       ------     ------     ------     ------
Income before income taxes and minority interest.....      88         80        187        168
Income tax expense...................................      27         31         62         65
                                                       ------     ------     ------     ------
Income before minority interest......................      61         49        125        103
Minority interest
  Preferred stock dividend requirement of
     subsidiary......................................       6          6         12         12
                                                       ------     ------     ------     ------
Net income...........................................  $   55     $   43     $  113     $   91
                                                       ======     ======     ======     ======
Comprehensive income.................................  $   51     $   42     $  108     $   90
                                                       ======     ======     ======     ======
Basic earnings per common share......................  $ 0.47     $ 0.38     $ 0.97     $ 0.80
                                                       ======     ======     ======     ======
Diluted earnings per common share....................  $ 0.45     $ 0.37     $ 0.92     $ 0.78
                                                       ======     ======     ======     ======
Basic average common shares outstanding..............   116.0      114.6      116.0      112.9
                                                       ======     ======     ======     ======
Diluted average common shares outstanding............   129.0      117.5      125.5      115.7
                                                       ======     ======     ======     ======
Dividends declared per common share..................  $ 0.19     $ 0.19     $ 0.38     $ 0.37
                                                       ======     ======     ======     ======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,
                                                                 1998        DECEMBER 31,
                                                              (UNAUDITED)        1997
                                                              -----------    ------------
Current assets
  Cash and temporary investments............................    $   89          $  116
  Accounts and notes receivable, net........................       730             989
  Inventories...............................................        46              68
  Deferred income tax benefit...............................       111             168
  Other.....................................................       450             288
                                                                ------          ------
          Total current assets..............................     1,426           1,629
Property, plant, and equipment, net.........................     7,172           7,116
Other.......................................................     1,032             787
                                                                ------          ------
          Total assets......................................    $9,630          $9,532
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  718          $  886
  Short-term borrowings (including current maturities of
     long-term debt)........................................       746             885
  Other.....................................................       833             693
                                                                ------          ------
          Total current liabilities.........................     2,297           2,464
                                                                ------          ------
Long-term debt, less current maturities.....................     2,113           2,119
                                                                ------          ------
Deferred income taxes.......................................     1,497           1,550
                                                                ------          ------
Other.......................................................     1,014           1,075
                                                                ------          ------
Commitments and contingencies (See Note 3)
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....       325              --
                                                                ------          ------
Minority interest
  Preferred stock of subsidiary.............................       300             300
                                                                ------          ------
  Other minority interest...................................        65              65
                                                                ------          ------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     275,000,000 shares; issued 123,877,431 and 122,581,816
     shares.................................................       372             368
  Additional paid-in capital................................     1,416           1,389
  Retained earnings.........................................       393             327
  Less: Accumulated other comprehensive income..............        12               7
        Treasury stock (at cost) 3,979,724 and 2,946,832
            shares..........................................        84              47
        Deferred compensation...............................        66              71
                                                                ------          ------
          Total stockholders' equity........................     2,019           1,959
                                                                ------          ------
          Total liabilities and stockholders' equity........    $9,630          $9,532
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

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              1998     1997
                                                              -----   -------
Cash flows from operating activities
  Net income................................................  $ 113   $    91
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............    132       124
     Deferred income taxes..................................     21       178
     Other..................................................    (22)        5
  Working capital changes...................................     79      (127)
  Other.....................................................    (41)      (28)
                                                              -----   -------
          Net cash provided by operating activities.........    282       243
                                                              -----   -------
Cash flows from investing activities
  Capital expenditures......................................   (116)      (77)
  Investment in joint ventures and equity investees.........   (318)     (139)
  Collection of note receivable from partnership............     --        53
  Other.....................................................     19        15
                                                              -----   -------
          Net cash used in investing activities.............   (415)     (148)
                                                              -----   -------
Cash flows from financing activities
  Net commercial paper proceeds.............................     19        69
  Revolving credit repayments...............................   (142)   (1,200)
  Long-term debt retirements................................    (21)     (105)
  Net proceeds from issuance of El Paso Energy Capital Trust
     I preferred securities.................................    317        --
  Net proceeds from issuance of long-term debt..............     --       883
  Net proceeds from equity offering.........................     --       152
  Acquisition of treasury stock.............................    (33)       --
  Dividends paid on common stock............................    (45)      (35)
  Other.....................................................     11        19
                                                              -----   -------
          Net cash provided by (used in) financing
           activities.......................................    106      (217)
                                                              -----   -------
Decrease in cash and temporary investments..................    (27)     (122)
Cash and temporary investments
          Beginning of period...............................    116       200
                                                              -----   -------
          End of period.....................................  $  89   $    78
                                                              =====   =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at June 30, 1998, and for the six months and quarters ended June 30, 1998, and 1997, are unaudited. The condensed consolidated balance sheet at December 31, 1997, is derived from the audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or total stockholders' equity.

  Holding Company Reorganization

     Effective on August 1, 1998, the Company reorganized into a holding company form of organizational structure, whereby EPEC, a Delaware corporation, became the holding company. The holding company organizational structure was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the "Merger"), which provides for the formation of a holding company structure without a vote of the stockholders of EPG. In the Merger, El Paso Energy Merger Company, a Delaware corporation ("Merger Sub"), merged with and into EPG, with EPG as the surviving corporation. Prior to the Merger, Merger Sub was a direct, wholly owned subsidiary of EPEC, which was a direct, wholly owned subsidiary of EPG, organized for the purpose of implementing the holding company organizational structure. By virtue of the Merger, EPG became a direct, wholly owned subsidiary of EPEC, and all of EPG's outstanding capital stock was converted, on a share for share basis, into capital stock of EPEC. As a result of such restructuring, each outstanding share of common stock, $3.00 par value per share, of EPG was converted into one share of common stock, $3.00 par value per share, of EPEC, and each one-half outstanding preferred stock purchase right of EPG was converted into one preferred stock purchase right associated with each share of EPEC common stock, with such right representing the right to purchase one two-hundredth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock of EPEC. EPEC will assume all of EPG's obligations related to the Trust Preferred Securities, including assumption of EPG's guarantee of the Trust Preferred Securities, and the Trust Preferred Securities will be convertible into EPEC common stock, instead of EPG Common Stock. The ticker symbol used by EPEC following the reorganization remains unchanged as "EPG".

  Stock Split

     On January 21, 1998, the Board approved a two-for-one stock split of EPG's common stock (the "Stock Split"), subject to stockholder approval of an amendment to EPG's Restated Certificate of Incorporation to increase the number of authorized shares of EPG's common stock to 275,000,000 shares (the "Amendment"). EPG's stockholders approved the Amendment on March 2, 1998. In connection with the Amendment, the Board increased the number of shares of EPG's preferred stock designated as Series A Junior Participating Preferred Stock to 1,375,000 shares. The Stock Split was effected in the form of a stock dividend of an aggregate of 60,944,417 shares of EPG's common stock, which was paid on April 1, 1998, to stockholders of record on March 13, 1998. All common shares and per common share amounts have been adjusted to give effect to the Stock Split.

     After giving effect to the Stock Split in accordance with the adjustment provisions of the Amended and Restated Shareholder Rights Agreement, dated as of July 23, 1997, between EPG and The First National

Bank of Boston as Rights Agent, the number of rights to purchase one one-hundredth of a share of the Series A Preferred Stock associated with each share of common stock was adjusted to become one-half of such right (see Holding Company Reorganization above, for the impact of the holding company reorganization).

  Comprehensive Income

     In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has displayed comprehensive income in the Condensed Consolidated Statements of Income. The only component of comprehensive income is the cumulative translation adjustment which results from differences in the translation of foreign currencies. This amount is reflected as accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

2. SEGMENTS

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. Accordingly, the Company has segregated its business activities into five segments: El Paso Natural Gas segment, Tennessee Gas Pipeline segment, El Paso Field Services segment, El Paso Energy Marketing segment, and El Paso Energy International segment. These segments are strategic business units that offer a variety of different energy products and services. They are managed separately as each business requires different technology and marketing strategies.

     The El Paso Natural Gas segment, which includes the interstate pipeline systems of EPG and Mojave Pipeline Company, transports natural gas primarily to the California market. The Tennessee Gas Pipeline segment, which includes the interstate pipeline systems of TGP, Midwestern Gas Transmission Company, and East Tennessee Natural Gas Company, transports natural gas to the northeast, midwest, and mid-Atlantic sections of the U.S. including the states of Tennessee, Virginia and Georgia as well as the New York City, Chicago, and Boston metropolitan areas. The El Paso Field Services segment provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. The El Paso Energy Marketing segment markets and trades natural gas, power, and petroleum products and participates in the development and ownership of domestic power generation projects. The El Paso Energy International segment develops and operates energy infrastructure facilities worldwide.

     The accounting policies of the individual segments are the same as those of the Company, as a whole, as summarized in Note 1, Basis of Presentation. Certain business segments' earnings are largely derived from the earnings of equity investments. Accordingly, the Company evaluates segment performance based on EBIT. To the extent practicable, results of operations for the six months and quarter ended June 30, 1997 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period.

                                                                       SEGMENTS
                                                     AS OF OR FOR THE QUARTER ENDED JUNE 30, 1998
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........  $  124     $  168       $ 49       $938          $ 16        $1,295
Intersegment revenues...................       1         11         15          4            --            31
Operating income (loss).................      56         66         14         (4)           (6)          126
EBIT....................................      56         73         18         --             9           156
Segment assets..........................   1,732      5,158        957        894           780         9,521

                                                                       SEGMENTS
                                                     AS OF OR FOR THE QUARTER ENDED JUNE 30, 1997
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........  $  126     $  181       $ 79       $591          $ --        $  977
Intersegment revenues...................      --          8          9          7            --            24
Operating income (loss).................      69         72         11        (16)           (5)          131
EBIT....................................      70         74         13        (15)            6           148
Segment assets..........................   1,840      4,771        650        787           390         8,438

                                                                       SEGMENTS
                                                    AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........   $238      $  371       $108      $2,165         $ 28        $2,910
Intersegment revenues...................      1          19         24           9           --            53
Operating income (loss).................    108         159         34          (4)         (13)          284
EBIT....................................    109         170         41          --           11           331
Segment assets..........................  1,732       5,158        957         894          780         9,521

                                                                       SEGMENTS
                                                    AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........   $254      $  385       $201      $1,967         $ --        $2,807
Intersegment revenues...................      1          19         11          12           --            43
Operating income (loss).................    131         152         38         (33)          (9)          279
EBIT....................................    132         156         41         (31)           3           301
Segment assets..........................  1,840       4,771        650         787          390         8,438

     The reconciliations of EBIT to income before income taxes and minority interest are presented below.

                                                                          SIX MONTHS
                                                       QUARTER ENDED         ENDED
                                                          JUNE 30,         JUNE 30,
                                                       --------------    -------------
                                                       1998     1997     1998     1997
                                                       -----    -----    -----    ----
                                                                (IN MILLIONS)
Total EBIT for reportable segments...................  $156     $148     $ 331    $301
Corporate expenses, net..............................    (7)      (9)      (19)    (13)
Interest and debt expense............................   (61)     (59)     (125)   (120)
                                                       ----     ----     -----    ----
Income before income taxes and minority interest.....  $ 88     $ 80     $ 187    $168
                                                       ====     ====     =====    ====

3. COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia, with a book value at June 30, 1998, of approximately $24 million. Current economic events in Indonesia have resulted in the devaluation of the Indonesian Rupiah and delays or cancellations of certain infrastructure power projects in that country. The Company has met with PLN and the Indonesian Minister of Finance to discuss the terms of its power sales agreement in light of the current Indonesian economic problems. At June 30, 1998, approximately $3.6 million remains as an outstanding balance due to the Company. PLN has applied to the Minister of Finance for approximately $150 million to help fund PLN's obligations. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties or the impact of such matters on the Company, it believes PLN, with the backing of the Office of the Minister of Finance, will honor all obligations on the Sengkang project in full. Furthermore, the Company believes its investment in the Sengkang project is adequately protected by political risk insurance. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Rates and Regulatory Matters

     TGP -- In February 1997, TGP filed with FERC a settlement of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $719 million has been collected as of June 30, 1998. TGP is entitled to recover additional transition costs, up to the remaining $51 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. TGP had provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders. In July 1998, the Court of Appeals issued a decision remanding the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding ALJ the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP, as well as several other customers, have filed with the Court of Appeals a Petition for Review of the FERC orders on this issue. In December 1997, the ALJ issued his decision on the proper allocation of the New England lateral costs. The decision adopts a methodology that economically approximates TGP's current methodology. The ALJ's decision is pending before FERC.

     TGP has filed cashout reports for the period September 1993 through August 1997. TGP's filings showed a cumulative loss of approximately $8 million that would be rolled forward to the next cashout period pursuant to its tariff. FERC has requested additional information and justification from TGP as to its cashout methodology and reports. TGP's cashout methodology and reports are currently pending before FERC.

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

     EPG -- In June 1995, EPG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996, through December 31, 1997. In April 1997, FERC approved EPG's settlement as filed and determined that only the contesting party, Edison, should be severed for separate determination of the rate it ultimately pays EPG. Hearings to determine Edison's rates were completed in May 1998, and an initial decision was issued by the presiding ALJ in July 1998. The decision is subject to review by FERC. EPG will file exceptions to the decision, and it is anticipated that Edison will also do so. If the ALJ's decision is affirmed by FERC, EPG believes that the resulting rates to Edison would be such that no significant, if any, refunds in excess of the amounts reserved would be required. Pending the final outcome, Edison continues to pay the filed rates, subject to refund, and EPG continues to provide a reserve for such potential refunds. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order and the settlement was implemented effective July 1, 1997. Edison filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders, in which it challenges the propriety of FERC's approving the settlement over Edison's objections to the settlement as a customer of Southern California Gas Company. This matter has been briefed and oral argument is scheduled for October 1998.

     The rate settlement establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from the contract reductions and expirations referred to above, (ii) receive 35 percent of additional revenues received by EPG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In accordance with the terms of the rate settlement, EPG's refund obligation (including interest) was approximately $194 million. EPG refunded $61 million to customers in August 1997 and, in accordance with certain customers elections, the remaining $133 million of refund obligation was applied towards their $295 million risk sharing obligation. Through June 30, 1998, an additional $87 million of the risk sharing obligation was paid and the $75 million balance, including interest, will be collected by the end of 2003. At June 30, 1998 the remaining unearned balance of the risk sharing amount collected was $173 million, which will be recognized in earnings ratably through 2003.

     The contract reductions and expirations referred to above resulted in EPG's having, as of June 30, 1998, approximately 1.6 Bcf/d (or 34 percent) of its total capacity committed under contracts requiring the payment of less than full tariff reservation rates. As of June 30, 1998, this capacity had an annual value, at full tariff reservation rates, of approximately $172 million.

     EPG has substantially offset the effects of these reductions in firm capacity commitments referred to above by implementing cost control programs and by actively seeking new markets and pursuing attractive opportunities to increase traditional market share. The new markets EPG has targeted include various natural gas users in California which were served indirectly through Southern California Gas Company and Pacific Gas & Electric Company, as well as new markets in northern Mexico and off the east end of its system. In addition to other arrangements, in October 1997, EPG entered into three contracts with Dynegy for the sale of substantially all of its turned back firm capacity available as of January 1, 1998, to California (approximately 1.3 Bcf) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPG's tariff provisions and FERC policies. EPG anticipates realizing at least $70 million in revenues

(which will be subject to the revenue sharing provisions of the rate settlement) under these contracts over the two-year period. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 50 percent of the contracted volumes in each month in 1998 and on at least 72 percent of the contracted volumes each month in 1999. In December 1997, EPG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing made in January 1998, three shippers (producers/marketers) requested FERC to require EPG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but requiring EPG to file with FERC modifications to the contracts clarifying the credits under the reservation reduction mechanism and recall of Block II capacity. In addition, capacity covered by the Dynegy contracts which becomes available in the future must be separately posted. Several parties have protested EPG's compliance filing and/or requested rehearing of FERC's June 1998 order.

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

     In an order issued in April 1997 in the proceeding involving the spin down of EPG's gathering facilities to EPFS, FERC found that EPG acted appropriately in not including its Chaco Compressor Station in the facilities to be transferred to EPFS, and that the Chaco Station had been correctly functionalized by EPG as a transmission facility. Requests for rehearing of this order were filed by Williams Field Services and GPM Corporation. In a November 1997 order, FERC reversed its previous decision and found that the Chaco Station is a gathering facility and should be transferred to EPFS. EPG and others sought rehearing of this order, challenging FERC's jurisdictional determination and certain other rulings regarding the treatment of the costs related to the Chaco Station in light of the provisions in the 1996 rate settlement dealing with the Chaco Station. FERC denied all requests for rehearing and reaffirmed that the Chaco Station is a non-jurisdictional facility and should be transferred to EPFS. Further requests for rehearing were also denied. EPG and two other parties have filed petition for review with the Court of Appeals. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998.

     Separately, in November 1996, GPM Corporation filed a complaint, as amended, with FERC alleging that EPG's South Carlsbad compression facilities were gathering facilities and were improperly functionalized by EPG as transmission facilities. In a November 1997 order, FERC concluded that the South Carlsbad compressor facilities performed a gathering function and directed EPG to transfer the facility to EPFS. EPG and others sought rehearing of this order which FERC denied in March 1998. No parties have sought judicial review and FERC's orders have become final. In accordance with the FERC orders, the South Carlsbad compressor facilities were transferred to EPFS in April 1998.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental Matters

     As of June 30, 1998, the Company had a reserve of approximately $267 million to cover environmental assessments and remediation activities discussed below.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1998, a balance of $13 million remains to be collected under this stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they may be designated, or have been asked for information to determine whether they could be designated, as a PRP with respect to 32 sites under the Comprehensive Environmental Response, Compensation and Liability Act or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPG is defending the matter in the State District Court of

Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPG, in cases involving TransAmerican. EPG filed a Motion for Summary Judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statutes of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In February 1998, EPG filed a Motion for Summary Judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. Stone has filed a Motion for a New Trial, seeking reconsideration of that ruling. The TransAmerican trial is set to commence in March 1999. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al., against fourteen companies including the following affiliates of EPG: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Year 2000

     The Company has established an executive steering committee and a project team to coordinate the five phases of its Year 2000 project to assure that the Company's key automated systems and related processes will remain functional through year 2000. Those phases include: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing, and (v) implementation of the necessary modifications. The key automated systems of the Company consist of (a) internally developed computer applications, (b) hardware and equipment, (c) embedded chip systems, and (d) third-party-developed software.

     The Company has conducted a corporate-wide awareness program, which is substantially completed. Nonetheless, the Company will continually update awareness efforts throughout the Year 2000 project.

     The portion of the assessment phase related to internally developed computer applications has been substantially completed. The recent upgrade of various systems, particularly the financial systems, to a client/server platform has reduced or eliminated concerns for such systems. The portion of the assessment phase to determine the nature and impact of the year 2000 date change for hardware and equipment, embedded chip systems, and third-party-developed software is continuing. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

     The Company expects that the remediation, testing and implementation phases will be substantially completed by mid-1999.

     While the total cost of the Company's Year 2000 project is still being evaluated, the Company estimates that the costs to be incurred in 1998, 1999 and 2000 associated with assessing, testing, modifying or replacing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software, is between $17 million and $36 million. Of these estimated costs, the Company expects $4 million to $15 million to be capitalized and the remainder to be expensed.

     The Company's goal is to ensure that all of the critical systems and processes which are under its direct control remain functional. However, because certain systems and processes may be interrelated with systems outside the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, the Company is developing a contingency and business resumption plan to respond to any failures as they may occur. The cost estimates associated with the contingency plan effort are currently being developed. Management does not expect the costs of the Company's Year 2000 project to have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-party entities to achieve Year 2000 compliance will not adversely effect the Company.

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

     See Note 1 Basis of Presentation, Holding Company Reorganization, for a discussion of the impact of the holding company reorganization on the Trust Preferred Securities.

5. FINANCING TRANSACTIONS

     The Company had short-term borrowings, including current maturities of long-term debt, at June 30, 1998 and December 31, 1997, as follows:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
EPG Revolving Credit Facility...............................  $ --     $ 45
EPG Revolving Credit Facility with TGP designated as
  borrower..................................................   300      417
Commercial paper............................................   345      326
Other credit facilities.....................................    45       25
Current maturities of long-term debt........................    56       72
                                                              ----     ----
                                                              $746     $885
                                                              ====     ====

     In March 1998, EPG retired its outstanding 8 5/8% debentures due 2012 in the amount of $17 million.

     In August 1998, EPTPC retired its outstanding 10% debentures due August 1, 1998 in the amount of $38 million.

     After issuing the Trust Debentures, EPG has approximately $565 million of capacity remaining under its shelf registrations to issue public securities registered thereunder. In addition, TGP has approximately $100 million remaining under its February 1997 shelf registration.

6. ACQUISITIONS

     As previously reported, in March 1998, the Company and DeepTech International, Inc. ("DeepTech") entered into a definitive agreement whereby the Company will acquire DeepTech as well as DeepTech's combined ownership interest in Leviathan Gas Pipeline Partners, L.P. The Company expects to complete the transaction in August 1998. The Federal Trade Commission and the Securities and Exchange Commission (the "SEC") have completed their reviews of the transaction, and other necessary approvals have been received. As a result of certain elections by DeepTech stockholders, DeepTech will merge with a subsidiary of EPEC, and the acquisition will be accounted for as a purchase with a total purchase price of approximately $462 million, exclusive of acquisition costs.

7. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1998, and December 31, 1997, consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $6,228    $6,004
Less accumulated depreciation and depletion.................   1,549     1,395
                                                              ------    ------
                                                               4,679     4,609
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,493     2,507
                                                              ------    ------
          Total property, plant, and equipment, net.........  $7,172    $7,116
                                                              ======    ======

8. INVENTORIES

     Inventories at June 30, 1998, and December 31, 1997, consisted of the following:

                                                              1998        1997
                                                              ----        ----
                                                               (IN MILLIONS)
Materials and supplies......................................  $43         $42
Gas in storage..............................................    3          26
                                                              ---         ---
                                                              $46         $68
                                                              ===         ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

9. EARNINGS PER SHARE

     Basic and diluted earnings per share amounts are presented below.

                                                              QUARTER ENDED JUNE 30,
                                     -------------------------------------------------------------------------
                                                    1998                                  1997
                                     -----------------------------------   -----------------------------------
                                      NET     AVERAGE SHARES   EARNINGS     NET     AVERAGE SHARES   EARNINGS
                                     INCOME    OUTSTANDING     PER SHARE   INCOME    OUTSTANDING     PER SHARE
                                     ------   --------------   ---------   ------   --------------   ---------
(IN MILLIONS, EXCEPT PER COMMON
  SHARE AMOUNTS)
Basic..............................   $55         116.0          $0.47      $43         114.6          $0.38
                                                                 =====                                 =====
Effect of dilutive securities:
  Stock options....................    --           2.7                                   2.1
  Trust Preferred Securities.......     3           7.8                                    --
  Restricted stock.................    --           2.5                                   0.8
                                      ---         -----                     ---         -----
Diluted............................   $58         129.0          $0.45      $43         117.5          $0.37
                                      ===         =====          =====      ===         =====          =====

                                                             SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------------------
                                                    1998                                  1997
                                     -----------------------------------   -----------------------------------
                                      NET     AVERAGE SHARES   EARNINGS     NET     AVERAGE SHARES   EARNINGS
                                     INCOME    OUTSTANDING     PER SHARE   INCOME    OUTSTANDING     PER SHARE
                                     ------   --------------   ---------   ------   --------------   ---------
(IN MILLIONS, EXCEPT PER COMMON
  SHARE AMOUNTS)
Basic..............................   $113        116.0          $0.97      $91         112.9          $0.80
                                                                 =====                                 =====
Effect of dilutive securities:
  Stock options....................     --          2.6                                   2.0
  Trust Preferred Securities.......      3          4.5                                    --
  Restricted stock.................     --          2.4                                   0.8
                                      ----        -----                     ---         -----
Diluted............................   $116        125.5          $0.92      $91         115.7          $0.78
                                      ====        =====          =====      ===         =====          =====

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

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivativemay be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal quarters beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

  Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers

     In August 1998, the SEC issued the Interpretive Release: Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers, which will be effective for the Company's future SEC filings. The release provides guidance for Year 2000 disclosure primarily focusing on Management's Discussion and Analysis of Financial Condition and Results of Operations, and supersedes Staff Legal Bulletin No. 5. The Company is currently evaluating the effect of the release on its current disclosure, which is set forth under Note 3, Commitments and Contingencies.

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

                         HOLDING COMPANY REORGANIZATION

     Effective on August 1, 1998, the Company reorganized into a holding company form of organizational structure, whereby EPEC, a Delaware corporation, became the holding company (see Note 1, Basis of Presentation, Holding Company Reorganization, for further discussion of the holding company reorganization). The change has no impact on the presentation herein.

                             RESULTS OF OPERATIONS

GENERAL

     Diluted earnings per share for the quarter ended June 30, 1998, rose 22 percent to $0.45 compared to $0.37 in the second quarter of 1997. Consolidated EBIT for the second quarter increased to $149 million compared to $139 million in the year ago period. For the first six months of 1998, diluted earnings per share increased 18 percent to $0.92 from $0.78 in 1997. Consolidated EBIT for the six months increased to $312 million compared to $288 million in 1997.

     The Company has elected to adopt the standards outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. Accordingly, the Company has segregated its business activities into five segments: El Paso Natural Gas segment, Tennessee Gas Pipeline segment, El Paso Field Services segment, El Paso Energy Marketing segment, and El Paso Energy International segment. These segments are strategic business units that offer a variety of different energy products and services. They are managed separately as each business requires different technology and marketing strategies. Certain business segments' earnings are largely derived from the earnings of equity investments. Accordingly, the Company evaluates segment performance based on EBIT. To the extent practicable, results of operations for 1997 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period. Operating revenues and expenses by segment include intersegment sales and expenses which are eliminated in consolidation. For a further discussion of the individual segments, See Note 2 of Item 1, Financial Statements.

SEGMENT RESULTS

                                                                QUARTER        SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------    ------------
                                                              1998    1997    1998    1997
                                                              ----    ----    ----    ----
                                                                     (IN MILLIONS)
            EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
El Paso Natural Gas.........................................  $ 56    $ 70    $109    $132
Tennessee Gas Pipeline......................................    73      74     170     156
                                                              ----    ----    ----    ----
  Regulated segments........................................   129     144     279     288
                                                              ----    ----    ----    ----
El Paso Field Services......................................    18      13      41      41
El Paso Energy Marketing....................................    --     (15)     --     (31)
El Paso Energy International................................     9       6      11       3
                                                              ----    ----    ----    ----
  Non-regulated segments....................................    27       4      52      13
                                                              ----    ----    ----    ----
Corporate expenses, net.....................................    (7)     (9)    (19)    (13)
                                                              ----    ----    ----    ----
  Total EBIT................................................  $149    $139    $312    $288
                                                              ====    ====    ====    ====

     Consolidated EBIT for the quarter and six months ended June 30, 1998, was $10 million higher and $24 million higher, respectively, than for the same periods of 1997. Variances by segment are presented below.

  EL PASO NATURAL GAS

                                                        QUARTER         SIX MONTHS
                                                         ENDED            ENDED
                                                       JUNE 30,          JUNE 30,
                                                     -------------    --------------
                                                     1998     1997    1998     1997
                                                     ----     ----    -----    -----
                                                              (IN MILLIONS)
Operating revenues.................................  $125     $126    $ 239    $ 255
Operating expenses.................................   (69)     (57)    (131)    (124)
Other -- net.......................................    --        1        1        1
                                                     ----     ----    -----    -----
  EBIT.............................................  $ 56     $ 70    $ 109    $ 132
                                                     ====     ====    =====    =====

Second Quarter 1998 Compared to Second Quarter 1997

     Operating revenues for the quarter ended June 30, 1998, were $1 million lower than for the same period of 1997 primarily due to lower net revenues resulting from the currently effective rate structure including the Pacific Gas & Electric Company contract expiration which was effective December 31, 1997. The decrease was significantly offset by risk sharing revenue and revenue from the sale of excess capacity to Dynegy and the favorable resolution of a contested rate matter resulting in an $8 million one time benefit. (See Part I, Financial Information, Note 3, for a discussion of the Dynegy contracts).

     Operating expenses for the quarter ended June 30, 1998, were $12 million higher than for the same period of 1997 primarily due to a favorable gas imbalance settlement in the second quarter of 1997, lower 1998 fuel recovery rates, and lower other taxes in 1997.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Operating revenues for the six months ended June 30, 1998, were $16 million lower than for the same period of 1997 primarily due to lower net revenues resulting from the currently effective rate structure including the Pacific Gas & Electric Company contract expiration which was effective December 31, 1997. The decrease was partially offset by risk sharing revenue and revenue from the sale of excess capacity to Dynegy and the favorable resolution of a contested rate matter resulting in an $8 million one time benefit. (See Part I, Financial Information, Note 3, for a discussion of the Dynegy contracts).

     Operating expenses for the six months ended June 30, 1998, were $7 million higher than for the same period of 1997 primarily due to increased purchase gas costs resulting from lower 1998 fuel recovery rates and favorable measurement adjustments in 1997 offset by a favorable imbalance revaluation in the first quarter 1998.

  TENNESSEE GAS PIPELINE

                                                       QUARTER          SIX MONTHS
                                                        ENDED             ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------    --------------
                                                   1998      1997     1998     1997
                                                   -----     -----    -----    -----
                                                             (IN MILLIONS)
Operating revenues...............................  $ 179     $ 189    $ 390    $ 404
Operating expenses...............................   (113)     (117)    (231)    (252)
Other -- net.....................................      7         2       11        4
                                                   -----     -----    -----    -----
  EBIT...........................................  $  73     $  74    $ 170    $ 156
                                                   =====     =====    =====    =====

Second Quarter 1998 Compared to Second Quarter 1997

     Operating revenues for the quarter ended June 30, 1998, were $10 million lower than for the same period of 1997 primarily because of a downward revision in the amount of recoverable interest on GSR costs and lower throughput resulting from milder temperatures in the northeastern and midwestern markets.

     Operating expenses for the quarter ended June 30, 1998, were $4 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with the decrease in throughput.

     Other -- net for the quarter ended June 30, 1998, was $5 million higher than for the same period of 1997 primarily due to a gain on the sale of assets and an increase in allowance for funds used during construction.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Operating revenues for six months ended June 30, 1998, were $14 million lower than for the same period of 1997 primarily because of lower throughput resulting from warmer average temperatures in the northeastern and midwestern markets and a downward revision in the amount of recoverable interest on GSR costs.

     Operating expenses for the six months ended June 30, 1998, were $21 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with the decrease in throughput attributable to milder temperatures in the northeast and midwest in the first four months of 1998. Lower labor and related costs in the first quarter of 1998 also contributed to the decrease in expenses.

     Other -- net for the six months ended June 30, 1998, was $7 million higher than for same period of 1997 primarily as a result of a gain on the sale of assets in the second quarter of 1998 and an increase in allowance for funds used during construction.

  EL PASO FIELD SERVICES

                                                        QUARTER         SIX MONTHS
                                                         ENDED             ENDED
                                                       JUNE 30,          JUNE 30,
                                                     -------------     -------------
                                                     1998     1997     1998     1997
                                                     ----     ----     ----     ----
                                                              (IN MILLIONS)
Gathering and treating margin......................  $ 38     $ 23     $ 77     $ 58
Processing margin..................................    13       13       26       32
Other margin.......................................    --        3        2        4
                                                     ----     ----     ----     ----
          Total gross margin.......................    51       39      105       94
Operating expenses.................................   (37)     (28)     (71)     (56)
Other -- net.......................................     4        2        7        3
                                                     ----     ----     ----     ----
  EBIT.............................................  $ 18     $ 13     $ 41     $ 41
                                                     ====     ====     ====     ====

Second Quarter 1998 Compared to Second Quarter 1997

     Total gross margin (revenue less cost of sales) for the quarter ended June 30, 1998, was $12 million higher than for the same period of 1997. The increase in the gathering and treating margin was primarily from higher San Juan Basin gathering and treating rates and an increase in gathering and treating volumes largely attributable to the acquisition in December 1997, of Pacificorp's Gulf Coast gathering and processing subsidiaries ("TPC").

     Operating expenses for the quarter ended June 30, 1998, were $9 million higher than for the same period of 1997 primarily related to additional expense associated with TPC and Gulf States Gas Pipeline Company.

     Other -- net for the quarter ended June 30, 1998, was $2 million higher than for the same period of 1997 primarily from additional earnings from equity investments.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Total gross margin (revenue less cost of sales) for the six months ended June 30, 1998, was $11 million higher than for the same period of 1997. The increase in the gathering and treating margin primarily resulted from an increase in gathering and treating volumes largely attributable to the acquisition of TPC in December 1997. The decrease in the processing margin was largely attributable to lower liquids prices during 1998 compared to the same period of 1997. Liquids prices directly impact a substantial portion of EPFS's processing revenues. During 1998, liquids prices have been at their lowest level since 1990, and the Company expects this trend to continue for the remainder of the year. The Company attempts to mitigate the impact of lower liquids prices by utilizing hedging strategies where possible.

     Operating expenses for the six months ended June 30, 1998, were $15 million higher than for the same period of 1997 primarily related to additional expense associated with TPC and Gulf States Gas Pipeline Company and higher administrative costs.

     Other -- net for the six months ended June 30, 1998, was $4 million higher than for the same period of 1997 reflecting higher earnings from equity investments.

  EL PASO ENERGY MARKETING

                                                        QUARTER         SIX MONTHS
                                                         ENDED             ENDED
                                                       JUNE 30,          JUNE 30,
                                                     -------------     -------------
                                                     1998     1997     1998     1997
                                                     ----     ----     ----     ----
                                                              (IN MILLIONS)
Natural gas margin.................................  $(7)     $ (1)    $ (2)    $ (5)
Power margin.......................................   12        --       19       --
Petroleum products margin..........................   (1)       (1)      --       (2)
                                                     ---      ----     ----     ----
          Total gross margin.......................    4        (2)      17       (7)
Operating expenses.................................   (8)      (14)     (21)     (26)
Other -- net.......................................    4         1        4        2
                                                     ---      ----     ----     ----
  EBIT.............................................  $--      $(15)    $ --     $(31)
                                                     ===      ====     ====     ====

Second Quarter 1998 Compared to Second Quarter 1997

     Total gross margin (revenue less cost of sales) for the quarter ended June 30, 1998, was $6 million higher than for the same period of 1997. The increase in the power margin was primarily attributable to the net increase in the market value of open power contracts due to price volatility (significant swings in power prices upward or downward) in the last half of June. Power price volatility is expected to continue during the third quarter of 1998. The decrease in the natural gas margin was primarily attributable to the net losses on open natural gas contracts. Low natural gas margins may continue to have a negative impact on the Company's natural gas results.

     Operating expenses were $6 million lower than for the same period of 1997 primarily due to the restructuring of the marketing organization in 1997.

     Other -- net was $3 million higher than for the same period of 1997 resulting from a gain on the sale of assets.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Total gross margin (revenue less cost of sales) for the six months ended June 30, 1998, was $24 million higher than for the same period of 1997. The increase in the power margin was primarily attributable to the income recognition from a long-term power contract closed during the first quarter and the net increase in the market value of open power contracts due to price volatility in the last half of June. Power price volatility is expected to continue during the third quarter of 1998. The decrease in the natural gas margin was primarily attributable to the net losses on open natural gas contracts. Low natural gas margins may continue to have a negative impact on the Company's natural gas results.

     Operating expenses were $5 million lower than for the same period of 1997. The decrease is attributable to the restructuring of the marketing organization in 1997.

     Other -- net was $2 million higher than for the same period of 1997 resulting from a gain on the sale of assets.

  EL PASO ENERGY INTERNATIONAL

                                                          QUARTER         SIX MONTHS
                                                           ENDED             ENDED
                                                         JUNE 30,          JUNE 30,
                                                       -------------     -------------
                                                       1998     1997     1998     1997
                                                       ----     ----     ----     ----
                                                                (IN MILLIONS)
Operating revenues...................................  $ 16     $--      $ 28     $--
Operating expenses...................................   (22)     (5)      (41)     (9)
Other -- net.........................................    15      11        24      12
                                                       ----     ---      ----     ---
  EBIT...............................................  $  9     $ 6      $ 11     $ 3
                                                       ====     ===      ====     ===

Second Quarter 1998 Compared to Second Quarter 1997

     Operating revenues for the quarter ended June 30, 1998, were $16 million higher than for the same period of 1997 due to consolidation for financial reporting purposes of the EMA Power project in July 1997 and the Manaus project in May 1998 after acquiring additional interests.

     Operating expenses for the quarter ended June 30, 1998, were $17 million higher than for the same period of 1997 primarily due to costs related to the EMA Power and Manaus projects and higher project development costs in the second quarter of 1998 reflecting an increase in project-related activities.

     Other -- net for the second quarter ended June 30, 1998, was $4 million higher than for the same period of 1997 primarily from increased equity earnings.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Operating revenues for the six months ended June 30, 1998, were $28 million higher than for the same period of 1997 due to consolidation for financial reporting purposes of the EMA Power project in July 1997 and the Manaus project in May 1998 after acquiring additional interests.

     Operating expenses for the six months ended June 30, 1998, were $32 million higher than for the same period of 1997 primarily due to costs related to the EMA Power and Manaus projects and higher project development costs in 1998 reflecting an increase in project-related activities.

     Other -- net for the six months ended June 30, 1998, was $12 million higher than for the same period of 1997 primarily from increased equity earnings and the recognition of certain gains from project-related activities. As EPEI's projects move from the developmental stage to the operational stage, it is common to recognize one-time gains and fees which may include management fees, development fees, financing fees and gains on the sell-down of partnership interests. The Company anticipates additional one-time events may result in the recognition of income or expense in the future.

CORPORATE EXPENSES, NET

Second Quarter 1998 Compared to Second Quarter 1997

     Net corporate expenses for the quarter ended June 30, 1998, were $2 million lower than for the same period of 1997 primarily due to a gain on the sale of assets and decreased benefit costs, partially offset by an increase in costs related to the Company's employee incentive plans and other administrative costs associated with the formation and startup of El Paso Power Services, a power services organization formed in the first quarter of 1998.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Net corporate expenses for the six months ended June 30, 1998, were $6 million higher than for the same period of 1997 primarily due to an increase in costs related to the Company's employee incentive plans and other administrative costs associated with the formation and startup of El Paso Power Services, a power services organization formed in the first quarter of 1998. These increases were partially offset by a gain on the sale of assets and decreased benefit costs.

INTEREST AND DEBT EXPENSE

Second Quarter 1998 Compared to Second Quarter 1997

     Interest and debt expense for the quarter ended June 30, 1998, was $2 million higher than for the same period of 1997 primarily because of increased borrowings to fund capital expenditures, acquisitions, and other investing expenditures, partially offset by interest accruals on the 1997 rate refund to EPG's customers.

Six Months Ended 1998 Compared to Six Months Ended 1997

     Interest and debt expense for the six months ended June 30, 1998, was $5 million higher than for the same period of 1997 primarily because of increased borrowings to fund capital expenditures, acquisitions, and other investing expenditures and a higher average effective interest rate during the first half of 1998 resulting from the higher rates associated with the March 1997 issuance of TGP long-term debt of approximately $883 million. These increases are partially offset by interest accruals on the 1997 rate refund to EPG's customers.

INCOME TAX EXPENSE

Second Quarter 1998 Compared to Second Quarter 1997

     The effective tax rate for the quarter ended June 30, 1998, was lower than the rate for the same period of 1997 primarily as a result of foreign income taxed at different rates, equity income from unconsolidated foreign affiliates recorded net of income taxes in pre-tax income, and lower state income taxes.

Six Months Ended 1998 Compared to Six Months 1997

     The effective tax rate for the six months ended June 30, 1998, was lower than the rate for the same period of 1997 primarily as a result of foreign income taxed at different rates, equity income from unconsolidated foreign affiliates recorded net of income taxes in pre-tax income, and lower state income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $39 million higher for the six months ended June 30, 1998, compared to the same period of 1997. The increase was primarily attributable to a higher net tax refund in 1998 and a rate refund to TGP's customers in March 1997. The increase was partially offset by working capital changes, a take-or-pay refund to EPG's customers in February 1998, and lower GSR collections in 1998.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $267 million higher for the six months ended June 30, 1998, compared to the same period of 1997. The increase was primarily due to higher expenditures for joint ventures, equity investments, and capital expenditures in the first six months of 1998 compared to the first six months of 1997. Expenditures related to joint ventures and equity investments were primarily attributable to the El Paso Energy International segment. Internally generated funds, supplemented by other financing activities, were used to fund these expenditures. Additionally, the first quarter of 1997 included the collection of a $53 million note receivable from the Company's partnership in a cogeneration plant in Florida.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $106 million for the six months ended June 30, 1998, compared to net cash used in financing activities of $217 million for the same period of 1997. In March 1998, the Trust issued Trust Preferred Securities (see Item 1, Financial Statements, Note 4) for net proceeds of $317 million which, supplemented by internally generated funds, were used to pay down short-term debt, retire long-term debt, pay dividends, acquire treasury stock, and for other corporate purposes. The first six months of 1997 use of cash was due in large part to the Company's efforts to realign its debt and capital structure following the EPTPC acquisition.

     In March 1998, EPG retired its outstanding 8 5/8% debentures due 2012 in the amount of $17 million.

     In August 1998, EPTPC retired its outstanding 10% debentures due August 1, 1998, in the amount of $38 million.

     The following table reflects quarterly dividends declared and paid on EPG's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 22, 1997.......................    $0.18250       January 2, 1998         $  22
January 22, 1998.......................    $0.19125        April 1, 1998          $  23
April 22, 1998.........................    $0.19125        July 1, 1998           $  23

     In July 1998, the Board declared a quarterly dividend of $0.19125 per share on EPG's common stock, payable on October 1, 1998, to stockholders of record on September 4, 1998. Also during the first six months of 1998, quarterly dividends totaling $12 million were paid on EPTPC's Series A Preferred Stock.

     Future funding for long-term debt retirements, dividends, and other financing expenditures are expected to be provided by internally generated funds, commercial paper issuances, or available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

     At June 30, 1998, the Company had approximately $1.2 billion available under its revolving credit facilities established in October 1997. The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets.

     After issuing the Trust Debentures described in Part I, Financial Information, Note 4, EPG has approximately $565 million of capacity remaining under its shelf registrations to issue public securities registered thereunder. In addition, TGP has approximately $100 million remaining on its February 1997 shelf registration. In connection with the reorganization to form a holding company structure under EPEC (see Part I, Financial Information, Note 1, Basis of Presentation), the $565 million of capacity under EPG's shelf registration will be transferred to EPEC.

                         COMMITMENTS AND CONTINGENCIES

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

  DEEPTECH ACQUISITION

     As previously reported, in March 1998, the Company and DeepTech entered into a definitive agreement whereby the Company will acquire DeepTech as well as DeepTech's combined ownership interest in

Leviathan Gas Pipeline Partners, L.P. The Company expects to complete the transaction in August 1998. The Federal Trade Commission and the SEC have completed their reviews of the transaction, and other necessary approvals have been received. As a result of certain elections by DeepTech stockholders, DeepTech will merge with a subsidiary of EPEC, and the acquisition will be accounted for as a purchase with a total purchase price of approximately $462 million, exclusive of acquisition costs.

  ONGOING AND FUTURE INVESTMENT AND CAPITAL PROJECTS

     Significant events impacting the Company's development projects are discussed below.

  Latin America

     In April 1998, the Company purchased the remaining 50 percent interest in the 250 MW power project in Manaus, Brazil from CAPEX, a publicly traded company on the Argentine and Luxembourg stock exchanges. The contract for the power project provides for delay damages to be paid to the power purchaser in the event of a failure to meet the specified construction schedule, except for delays caused by events of force majeure. The completion of the project has been delayed beyond the originally scheduled completion dates provided in the contract and such delays have resulted in a claim for delay damages from the power purchaser. The Company is in discussions with the power purchaser regarding such claim. In any event, the Company has a right to assert claims against the construction contractor for such delay damages and does not believe that any such damages will have a material adverse effect on the Company.

  Portland

     The Company increased its ownership interest in the Portland Natural Gas Transmission ("Portland") system from 17.8 percent to approximately 19 percent in April 1998. Portland is developing a 292-mile interstate natural gas pipeline with a projected capacity of 178 million cubic feet per day extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. In April 1998, Portland secured $256 million in non-recourse project financing. Construction started in June 1998 and targeted completion for the project is year-end 1998.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, including EPTPC, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the year 2000 date change, discussed more completely in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 3, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Part I, Financial Information, Note 1, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     EPG held its annual meeting of stockholders on May 12, 1998. Proposals presented for a stockholders' vote included the election of eight directors and the ratification of the appointment of the Company's independent certified public accountants for the fiscal year 1998.

     Each of the eight incumbent directors nominated by EPG were elected with the following voting results:

                                                         FOR          WITHHELD
                                                      ----------      --------
Byron Allumbaugh....................................  51,824,195      212,293
Juan Carlos Braniff.................................  51,802,905      233,583
Peter T. Flawn......................................  51,749,431      287,056
James F. Gibbons....................................  51,824,395      212,092
Ben F. Love.........................................  51,803,429      233,059
Kenneth L. Smalley..................................  51,825,788      210,699
Malcolm Wallop......................................  51,812,378      224,110
William A. Wise.....................................  51,582,375      454,113

     The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year 1998 was ratified with the following voting results:

                                                 FOR        AGAINST    ABSTAIN
                                              ----------    -------    -------
Ratification of appointment of
  PricewaterhouseCoopers LLP................  51,809,680    116,781    110,027

     There were no broker non-votes for the election of directors or for the ratification of PricewaterhouseCoopers LLP.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below not designated by an asterisk is incorporated by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Amendment No. 1 to the Merger Agreement, dated June 16,
                            1998, by and among El Paso Natural Gas Company, El Paso
                            Acquisition Company and DeepTech International Inc.
                            (Exhibit 2.3 to EPG's Form S-4 filed July 14, 1998).
           3.A           -- Restated Certificate of Incorporation, dated August 3,
                            1998 (Exhibit 3.1 to EPG's Form 8-K filed August 3,
                            1998).
         *27             -- Financial Data Schedule.

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

     b. Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1998, however on August 3, 1998, EPG filed a report under Item 5 and Item 7 on Form 8-K with respect to the merger of EPG with Merger Sub to create a holding company structure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO NATURAL GAS COMPANY

Date: August 13, 1998                              /s/ H. BRENT AUSTIN

                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 13, 1998                             /s/ JEFFREY I. BEASON

                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Amendment No. 1 to the Merger Agreement, dated June 16,
                            1998, by and among El Paso Natural Gas Company, El Paso
                            Acquisition Company and DeepTech International Inc.
                            (Exhibit 2.3 to EPG's Form S-4 filed July 14, 1998).
           3.A           -- Restated Certificate of Incorporation, dated August 3,
                            1998 (Exhibit 3.1 to EPG's Form 8-K filed August 3,
                            1998).
         *27             -- Financial Data Schedule.

---------------

* Indicates documents filed as part of this report.