Form 10-K405/A
period 1997-12-31
EL PASO NATURAL GAS CO
filed 1998-09-22
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 1-2700

                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                              74-0608280
           (State or Other Jurisdiction of                               (I.R.S. Employer
           Incorporation or Organization)                               Identification No.)

               EL PASO ENERGY BUILDING                                         77002
                   1001 LOUISIANA                                           (Zip Code)
                   HOUSTON, TEXAS
      (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                ON WHICH REGISTERED
                        -------------------                 ---------------------
    Common Stock, par value $3 per share................  New York Stock Exchange
    Preferred Stock Purchase Rights.....................  New York Stock Exchange
    9.45% Notes due 1999................................  New York Stock Exchange

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

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 16, 1998, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date: $4,046,351,130

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $3 per share. Shares outstanding on March 16, 1998:
60,224,761

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: El Paso Natural Gas Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY
                                EXPLANATORY NOTE

     El Paso Natural Gas Company hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

Year Ended December 31, 1996
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997

     The application of Statement of Financial Accounting Standards No. 128 did not change the undersigned's basic earnings per share and diluted earnings per share for the quarter ended September 30, 1996 and all prior periods, and therefore the Financial Data Schedules for those periods are not amended in this filing. Accordingly, the undersigned hereby amends the Exhibit Index of its Annual Report on Form 10-K for the year ended December 31, 1997, by inserting in the Exhibit Index Exhibits 27(2) through 27(5) filed herewith. All exhibits other than Exhibits 27(2) through 27(5) that are marked with an asterisk (*) in the Exhibit List were filed with the registrant's Form 10-K on March 20, 1998.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 among El Paso Natural Gas Company, El Paso
                            Merger Company and Tenneco Inc. (Exhibit 2.A to EPG's
                            Registration Statement on Form S-4, No. 333-10911, filed
                            October 21, 1996).
          3.A            -- Restated Certificate of Incorporation of EPG dated
                            January 22, 1992 (Exhibit 3.A to EPG's Form 10-K filed
                            January 29, 1992); Certificate of Designation,
                            Preferences and Rights of Series A Junior Participating
                            Preferred Stock of EPG, dated July 7, 1992, (Exhibit
                            3.A.1 to EPG's Form 10-K filed February 3, 1993).
         *3.A.1          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of EPG, dated March 2, 1998.
          3.B            -- By-laws of EPG, as amended October 22, 1997. (Exhibit 3.B to EPG's Form 10-Q filed November 13, 1997.)
          4              -- Amended and Restated Shareholder Rights Agreement dated as of July 23, 1997 (Exhibit 1 to Form 8-A/A, filed
                            August 13, 1997).
         10.A            -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks (Exhibit 10.E to EPG's Form 10-Q filed
                            November 13, 1997).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks (Exhibit 10-F to EPG's Form 10-Q filed
                            November 13, 1997).
        +10.C            -- Omnibus Compensation Plan, dated as of January 1, 1992,
                            (Exhibit 10.1 to EPG's Registration Statement on Form
                            S-2, No. 33-45369, filed February 27, 1992).
        +10.D            -- 1995 Incentive Compensation Plan, effective as of January
                            13, 1995 (Form S-8, No. 33-57553, filed February 2,
                            1995); Amendment No. 1 to EPG's 1995 Incentive
                            Compensation Plan, effective as of July 1, 1995 (Exhibit
                            10.J.1 to EPG's Form 10-Q filed July 21, 1995); Amendment
                            No. 2 to the 1995 Incentive Compensation Plan effective
                            January 1, 1996 (Exhibit 10.J.1 to EPG's Form 10-K filed
                            March 15, 1996).
       *+10.E            -- 1995 Compensation Plan for Non-Employee Directors,
                            Amended and Restated effective as of January 1, 1998.
       *+10.F            -- Stock Option Plan for Non-Employee Directors, Amended and
                            Restated effective as of January 1, 1998.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.G            -- 1995 Omnibus Compensation Plan effective as of January
                            13, 1995 (Exhibit 4.2 to EPG's Registration Statement on
                            Form S-8, No. 33-57553, filed February 2, 1995);
                            Amendment No. 1 to EPG's 1995 Omnibus Compensation Plan,
                            effective as of July 21, 1995 (Exhibit 10.2.1 to EPG's
                            Form 10-Q filed July 21, 1995).
        +10.H            -- Supplemental Benefits Plan, Amended and Restated
                            effective as of January 13, 1995 (Exhibit 10.N to EPG's
                            Form 10-K filed January 26, 1995).
        +10.I            -- Senior Executive Survivor Benefit Plan, effective January
                            1, 1992 (Exhibit 10.7 to EPG's Registration Statement on
                            Form S-2, No. 33-45369, filed February 27, 1992).
        +10.J            -- Deferred Compensation Plan, Amended and Restated
                            effective as of January 13, 1995 (Exhibit 10.P to EPG's
                            Form 10-K filed January 26, 1995).
        +10.K            -- Retirement Income Plan for Non-Employee Directors,
                            Amended and Restated effective as of January 13, 1995
                            (Exhibit 10.Q to EPG's Form 10-K filed January 26, 1995).
        +10.L            -- Key Executive Severance Protection Plan, Amended and
                            Restated effective as of January 13, 1995 (Exhibit 10.R
                            to EPG's Form 10-K filed January 26, 1995).
        +10.M            -- Director Charitable Award Plan, Amended and Restated
                            effective as of January 13, 1995 (Exhibit 10.S to EPG's
                            Form 10-K filed January 26, 1995); Amendment No. 1 to the
                            Director Charitable Award Plan, effective as of January
                            22, 1996 (Exhibit 10.S.1 to EPG's Form 10-K filed March
                            15, 1996).
        +10.N            -- Employment Agreement dated July 31, 1992, between EPG and
                            William A. Wise (Exhibit 10.U to EPG's Form 10-K filed
                            February 3, 1993); Amendment to Employment Agreement
                            dated January 29, 1996, between EPG and William A. Wise
                            (Exhibit 10.U.1 to EPG's Form 10-K filed March 15, 1996).
        +10.O            -- Letter Agreement dated February 22, 1991, between EPG and
                            Britton White, Jr. (Exhibit 10.W to EPG's Form 10-K filed
                            February 3, 1993).
        +10.P            -- Letter Agreement dated January 13, 1995, between EPG and
                            William A. Wise. (Exhibit 10.X to EPG's Form 10-K filed
                            January 26, 1995).
       *+10.Q            -- Domestic Relocation Policy, effective as of November 1,
                            1996.
        *12              -- Computation of Ratio of Earnings to Fixed Charges.
        *21              -- Subsidiaries of the Registrant.
        *23              -- Consent of Independent Accountants.
        *27(1)           -- Financial Data Schedule for the Year ended December 31,
                            1997.
        *27(2)           -- Financial Data Schedule for the Year ended December 31,
                            1996.
        *27(3)           -- Financial Data Schedule for the Quarter ended March 31,
                            1997.
        *27(4)           -- Financial Data Schedule for the Quarter ended June 30,
                            1997.
        *27(5)           -- Financial Data Schedule for the Quarter ended September
                            30, 1997.

UNDERTAKING.

     The undersigned, El Paso Natural Gas Company, hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term of El Paso Natural Gas Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of El Paso Natural Gas Company and its consolidated subsidiaries.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                EL PASO NATURAL GAS COMPANY
Date: September 22, 1998                                         /s/ H. BRENT AUSTIN
                                                -----------------------------------------------------
                                                                   H. Brent Austin
                                                            Executive Vice President and
                                                               Chief Financial Officer

Date: September 22, 1998                                        /s/ JEFFREY I. BEASON
                                                -----------------------------------------------------
                                                                  Jeffrey I. Beason
                                                            Vice President and Controller
                                                             (Chief Accounting Officer)

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 among El Paso Natural Gas Company, El Paso
                            Merger Company and Tenneco Inc. (Exhibit 2.A to EPG's
                            Registration Statement on Form S-4, No. 333-10911, filed
                            October 21, 1996).
          3.A            -- Restated Certificate of Incorporation of EPG dated
                            January 22, 1992 (Exhibit 3.A to EPG's Form 10-K filed
                            January 29, 1992); Certificate of Designation,
                            Preferences and Rights of Series A Junior Participating
                            Preferred Stock of EPG, dated July 7, 1992, (Exhibit
                            3.A.1 to EPG's Form 10-K filed February 3, 1993).
         *3.A.1          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of EPG, dated March 2, 1998.
          3.B            -- By-laws of EPG, as amended October 22, 1997. (Exhibit 3.B to EPG's Form 10-Q filed November 13, 1997.)
          4              -- Amended and Restated Shareholder Rights Agreement dated as of July 23, 1997 (Exhibit 1 to Form 8-A/A, filed
                            August 13, 1997).
         10.A            -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks (Exhibit 10.E to EPG's Form 10-Q filed
                            November 13, 1997).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997
                            between EPG, The Chase Manhattan Bank, Citibank, N.A.,
                            Morgan Guaranty Trust Company of New York, and certain
                            other banks (Exhibit 10-F to EPG's Form 10-Q filed
                            November 13, 1997).
        +10.C            -- Omnibus Compensation Plan, dated as of January 1, 1992,
                            (Exhibit 10.1 to EPG's Registration Statement on Form
                            S-2, No. 33-45369, filed February 27, 1992).
        +10.D            -- 1995 Incentive Compensation Plan, effective as of January
                            13, 1995 (Form S-8, No. 33-57553, filed February 2,
                            1995); Amendment No. 1 to EPG's 1995 Incentive
                            Compensation Plan, effective as of July 1, 1995 (Exhibit
                            10.J.1 to EPG's Form 10-Q filed July 21, 1995); Amendment
                            No. 2 to the 1995 Incentive Compensation Plan effective
                            January 1, 1996 (Exhibit 10.J.1 to EPG's Form 10-K filed
                            March 20, 1996).
       *+10.E            -- 1995 Compensation Plan for Non-Employee Directors,
                            Amended and Restated effective as of January 1, 1998.
       *+10.F            -- Stock Option Plan for Non-Employee Directors, Amended and
                            Restated effective as of January 1, 1998.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.G            -- 1995 Omnibus Compensation Plan effective as of January
                            13, 1995 (Exhibit 4.2 to EPG's Registration Statement on
                            Form S-8, No. 33-57553, filed February 2, 1995);
                            Amendment No. 1 to EPG's 1995 Omnibus Compensation Plan,
                            effective as of July 21, 1995 (Exhibit 10.2.1 to EPG's
                            Form 10-Q filed July 21, 1995).
        +10.H            -- Supplemental Benefits Plan, Amended and Restated
                            effective as of January 13, 1995 (Exhibit 10.N to EPG's
                            Form 10-K filed January 26, 1995).
        +10.I            -- Senior Executive Survivor Benefit Plan, effective January
                            1, 1992 (Exhibit 10.7 to EPG's Registration Statement on
                            Form S-2, No. 33-45369, filed February 27, 1992).
        +10.J            -- Deferred Compensation Plan, Amended and Restated
                            effective as of January 13, 1995 (Exhibit 10.P to EPG's
                            Form 10-K filed January 26, 1995).
        +10.K            -- Retirement Income Plan for Non-Employee Directors,
                            Amended and Restated effective as of January 13, 1995
                            (Exhibit 10.Q to EPG's Form 10-K filed January 26, 1995).
        +10.L            -- Key Executive Severance Protection Plan, Amended and
                            Restated effective as of January 13, 1995 (Exhibit 10.R
                            to EPG's Form 10-K filed January 26, 1995).
        +10.M            -- Director Charitable Award Plan, Amended and Restated
                            effective as of January 13, 1995 (Exhibit 10.S to EPG's
                            Form 10-K filed January 26, 1995); Amendment No. 1 to the
                            Director Charitable Award Plan, effective as of January
                            22, 1996 (Exhibit 10.S.1 to EPG's Form 10-K filed March
                            15, 1996).
        +10.N            -- Employment Agreement dated July 31, 1992, between EPG and
                            William A. Wise (Exhibit 10.U to EPG's Form 10-K filed
                            February 3, 1993); Amendment to Employment Agreement
                            dated January 29, 1996, between EPG and William A. Wise
                            (Exhibit 10.U.1 to EPG's Form 10-K filed March 15, 1996).
        +10.O            -- Letter Agreement dated February 22, 1991, between EPG and
                            Britton White, Jr. (Exhibit 10.W to EPG's Form 10-K filed
                            February 3, 1993).
        +10.P            -- Letter Agreement dated January 13, 1995, between EPG and
                            William A. Wise. (Exhibit 10.X to EPG's Form 10-K filed
                            January 26, 1995).
       *+10.Q            -- Domestic Relocation Policy, effective as of November 1,
                            1996.
        *12              -- Computation of Ratio of Earnings to Fixed Charges.
        *21              -- Subsidiaries of the Registrant.
        *23              -- Consent of Independent Accountants.
        *27(1)           -- Financial Data Schedule for the Year ended December 31,
                            1997.
        *27(2)           -- Financial Data Schedule for the Year ended December 31,
                            1996.
        *27(3)           -- Financial Data Schedule for the Quarter ended March 31,
                            1997.
        *27(4)           -- Financial Data Schedule for the Quarter ended June 30,
                            1997.
        *27(5)           -- Financial Data Schedule for the Quarter ended September
                            30, 1997.

UNDERTAKING.

     The undersigned, El Paso Natural Gas Company, hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term of El Paso Natural Gas Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of El Paso Natural Gas Company and its consolidated subsidiaries.