Form 10-Q
period 1998-09-30
EL PASO NATURAL GAS CO
filed 1998-11-12
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-2700
                            ------------------------
                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-0608280
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
           EL PASO ENERGY BUILDING
    1001 LOUISIANA STREET, HOUSTON, TEXAS                          77002
   (Address of Principal Executive Offices)                      (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (713) 420-2131

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                       OUTSTANDING
                    -----                                       -----------
   Common Stock, par value $1.00 per share
           as of November 12, 1998                              1,000 shares

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     NOTICE

     Effective August 1, 1998, by virtue of a merger conducted pursuant to
Section 251(g) of the Delaware General Corporation Law, the Company reorganized into a holding company form of organizational structure whereby El Paso Energy Corporation ("EPEC") became the holding company, and the equity securities of the Company ceased to be publicly traded. The holding company reorganization is discussed further in Item 1, Note 1, Basis of Presentation -- Holding Company Reorganizations of this quarterly report on Form 10-Q.

     All of the Company's outstanding capital stock was converted, on a share for share basis, into capital stock of EPEC. Previous shareholders of EPNG are now shareholders of EPEC, and are advised to read the quarterly report on Form 10-Q for EPEC.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                       DEFINITIONS
                                                       -----------
ALJ...................  Administrative Law Judge
Bcf...................  Billion cubic feet
Bcf/d.................  Billion cubic feet per day
Company...............  El Paso Natural Gas Company and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Dynegy................  Dynegy Inc., formerly known as NGC Corporation
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EPA...................  United States Environmental Protection Agency
EPEC..................  El Paso Energy Corporation
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Natural Gas Company
EPNG..................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso Energy
                        Corporation subsequent to August 1, 1998
EPTPC.................  El Paso Tennessee Pipeline Co., a wholly owned subsidiary of El Paso
                        Natural Gas Company
FERC..................  Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
PCB(s)................  Polychlorinated biphenyl(s)
PLN...................  Perusahaan Listrik Negara, the Indonesian government-owned electric utility
PRP(s)................  Potentially responsible party(ies)
SEC...................  Securities and Exchange Commission
SFAS..................  Statement of Financial Accounting Standards
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER               NINE MONTHS
                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                       -------------------     -------------------
                                                        1998        1997        1998        1997
                                                       -------     -------     -------     -------
Operating revenues...................................  $1,615      $1,251      $4,530      $4,061
                                                       ------      ------      ------      ------
Operating expenses
  Cost of gas and other products.....................   1,244         877       3,372       2,946
  Operation and maintenance..........................     168         173         523         477
  Depreciation, depletion, and amortization..........      66          58         198         182
  Taxes, other than income taxes.....................      24          23          70          72
                                                       ------      ------      ------      ------
                                                        1,502       1,131       4,163       3,677
                                                       ------      ------      ------      ------
Operating income.....................................     113         120         367         384
                                                       ------      ------      ------      ------
Other (income) and expense
  Interest and debt expense..........................      66          58         191         178
  Other -- net.......................................     (55)        (20)       (113)        (44)
                                                       ------      ------      ------      ------
                                                           11          38          78         134
                                                       ------      ------      ------      ------
Income before income taxes and minority interest.....     102          82         289         250
Income tax expense...................................      35          31          97          96
                                                       ------      ------      ------      ------
Income before minority interest......................      67          51         192         154
Minority interest
  Preferred stock dividend requirement of
     subsidiary......................................       7           7          19          19
                                                       ------      ------      ------      ------
Net income...........................................  $   60      $   44      $  173      $  135
                                                       ======      ======      ======      ======
Comprehensive income.................................  $   57      $   41      $  165      $  131
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

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                                  1998         DECEMBER 31,
                                                               (UNAUDITED)         1997
                                                              -------------    ------------
Current assets
  Cash and temporary investments............................      $   49          $  116
  Accounts and notes receivable, net........................       1,193             989
  Inventories...............................................          46              68
  Deferred income tax benefit...............................          68             168
  Other.....................................................         322             288
                                                                  ------          ------
          Total current assets..............................       1,678           1,629
Property, plant, and equipment, net.........................       7,221           7,116
Investments in unconsolidated affiliates....................         692             373
Other.......................................................         405             414
                                                                  ------          ------
          Total assets......................................      $9,996          $9,532
                                                                  ======          ======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................      $  753          $  886
  Short-term borrowings (including current maturities of
     long-term debt)........................................         924             885
  Other.....................................................         688             693
                                                                  ------          ------
          Total current liabilities.........................       2,365           2,464
                                                                  ------          ------
Long-term debt, less current maturities.....................       2,360           2,119
                                                                  ------          ------
Deferred income taxes.......................................       1,487           1,550
                                                                  ------          ------
Other.......................................................         954           1,075
                                                                  ------          ------
Commitments and contingencies (See Note 3)
Minority interest
  Preferred stock of subsidiary.............................         300             300
                                                                  ------          ------
  Other minority interest...................................          65              65
                                                                  ------          ------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     275,000,000 shares; issued 122,581,816 shares at
     December 31, 1997......................................          --             368
  Common stock, par value $1.00 per share; authorized 1,000
     shares; issued 1,000 shares at September 30, 1998......          --              --
  Additional paid-in capital................................       2,027           1,389
  Retained earnings.........................................         453             327
  Accumulated other comprehensive income....................         (15)             (7)
  Treasury stock (at cost) 2,946,832 shares at December 31,
     1997...................................................          --             (47)
  Deferred compensation at December 31, 1997................          --             (71)
                                                                  ------          ------
          Total stockholders' equity........................       2,465           1,959
                                                                  ------          ------
          Total liabilities and stockholders' equity........      $9,996          $9,532
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

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              1998     1997
                                                              -----   -------
Cash flows from operating activities
  Net income................................................  $ 173   $   135
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............    198       182
     Deferred income taxes..................................     82       215
     Amortization of risk-sharing revenue...................    (24)       --
     Other..................................................    (25)       (2)
  Working capital changes...................................     86      (110)
  Other.....................................................    (80)      (12)
                                                              -----   -------
          Net cash provided by operating activities.........    410       408
                                                              -----   -------
Cash flows from investing activities
  Capital expenditures......................................   (245)     (138)
  Investment in joint ventures and equity investees.........   (396)     (196)
  Proceeds from disposal of property........................     47        10
  Net change in advances to affiliate.......................   (392)       --
  Other.....................................................      2        13
                                                              -----   -------
          Net cash used in investing activities.............   (984)     (311)
                                                              -----   -------
Cash flows from financing activities
  Net commercial paper proceeds.............................    278       113
  Revolving credit borrowings...............................    260        --
  Revolving credit repayments...............................   (187)   (1,200)
  Long-term debt retirements................................    (71)     (110)
  Net proceeds from issuance of El Paso Energy Capital Trust
     I preferred securities.................................    317        --
  Net proceeds from issuance of long-term debt..............     --       883
  Net proceeds from equity offering.........................     --       152
  Acquisition of treasury stock.............................    (33)       --
  Dividends paid on common stock............................    (68)      (56)
  Other.....................................................     11        20
                                                              -----   -------
          Net cash provided by (used in) financing
           activities.......................................    507      (198)
                                                              -----   -------
Decrease in cash and temporary investments..................    (67)     (101)
Cash and temporary investments
          Beginning of period...............................    116       200
                                                              -----   -------
          End of period.....................................  $  49   $    99
                                                              =====   =======

  The accompanying Notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1997 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated financial statements at September 30, 1998, and for the quarters and nine months ended September 30, 1998, and 1997, are unaudited. The condensed consolidated balance sheet at December 31, 1997, is derived from the audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or total stockholders' equity. See Holding Company Reorganization below for impact on Basis of Presentation.

  Holding Company Reorganization

     Effective August 1, 1998, the Company reorganized into a holding company form of organizational structure, whereby EPEC, a Delaware corporation, became the holding company. The holding company organizational structure was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the "Merger"), which provides for the formation of a holding company structure without a vote of the stockholders of EPNG. In the Merger, El Paso Energy Merger Company ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of EPEC, merged with and into EPNG, with EPNG as the surviving corporation. By virtue of the Merger, EPNG became a direct, wholly owned subsidiary of EPEC, and all of EPNG's outstanding capital stock was converted, on a share for share basis, into capital stock of EPEC. As a result of such restructuring, each outstanding share of $3.00 par value common stock of EPNG was converted into one share of $3.00 par value common stock of EPEC, and each one-half outstanding preferred stock purchase right of EPNG was converted into one preferred stock purchase right of EPEC common stock, with such right representing the right to purchase one two-hundredth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock of EPEC. EPEC assumed ownership of the Trust (as defined in Note 4) as well as EPNG's obligations related to the Trust. See Note 4, Trust Preferred Securities for a further discussion. Also, as part of the reorganization, $66 million in cash and certain assets and liabilities associated with the equity compensation programs were transferred to EPEC, and EPEC became the successor to EPNG's previous shelf registration in the amount of $565 million.

     The September 30, 1998, stockholders' equity reflects the change in the number of shares outstanding, other reorganization related reclassifications, the transfer of ownership of the Trust, and the transfer of certain assets and liabilities as discussed above.

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

  Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers

     In August 1998, the SEC issued the Interpretive Release: Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers. The Company has addressed the requirements of the release in its disclosure on Year 2000 in Note 3, Commitments and Contingencies.

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

     The El Paso Natural Gas segment, which includes the interstate pipeline systems of EPNG and Mojave Pipeline Company, transports natural gas primarily to the California market. The Tennessee Gas Pipeline segment, which includes the interstate pipeline systems of TGP, Midwestern Gas Transmission Company, and East Tennessee Natural Gas Company, transports natural gas to the northeast, midwest, and mid-Atlantic sections of the U.S. including the states of Tennessee, Virginia and Georgia as well as the New York City, Chicago, and Boston metropolitan areas. The El Paso Field Services segment provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. The El Paso Energy Marketing segment markets and trades natural gas, power, and petroleum products and participates in the development and ownership of domestic power generation projects. The El Paso Energy International segment develops and operates energy infrastructure facilities worldwide.

     The accounting policies of the individual segments are the same as those of the Company as a whole, as summarized in Note 1, Basis of Presentation. Certain business segments' earnings are largely derived from the earnings of equity investments. Accordingly, the Company evaluates segment performance based on EBIT. To the extent practicable, results of operations for the nine months and quarter ended September 30, 1997, have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period.

                                                                       SEGMENTS
                                                   AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........  $  117     $  171       $ 36      $1,275         $ 14        $1,613
Intersegment revenues...................       1          9         18           4           --            32
Operating income (loss).................      57         71          8          --          (10)          126
EBIT....................................      58         81         13          --           12           164
Segment assets..........................   1,745      5,085        985         754          918         9,487

                                                                       SEGMENTS
                                                   AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........  $  130     $  179       $ 90       $847          $  5        $1,251
Intersegment revenues...................      --          7          1          5            --            13
Operating income (loss).................      64         68         12          1            (5)          140
EBIT....................................      67         74         15          2             2           160
Segment assets..........................   1,816      5,333        597        812           380         8,938

                                                                       SEGMENTS
                                                 AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........  $  355     $  542       $145      $3,440         $ 43        $4,525
Intersegment revenues...................       2         28         41          13           --            84
Operating income (loss).................     165        230         42          (4)         (22)          411
EBIT....................................     167        252         54          --           23           496
Segment assets..........................   1,745      5,085        985         754          918         9,487

                                                                       SEGMENTS
                                                 AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                          -------------------------------------------------------------------
                                          EL PASO   TENNESSEE   EL PASO     EL PASO       EL PASO
                                          NATURAL      GAS       FIELD      ENERGY        ENERGY
                                            GAS     PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
(IN MILLIONS)                             -------   ---------   --------   ---------   -------------   ------
Revenues from external customers........   $384      $  565       $291      $2,812         $  5        $4,057
Intersegment revenues...................      1          25         12          19           --            57
Operating income (loss).................    195         219         50         (32)         (14)          418
EBIT....................................    200         229         56         (29)           5           461
Segment assets..........................  1,816       5,333        597         812          380         8,938

     The reconciliations of EBIT to income before income taxes and minority interest are presented below.

                                                                         NINE MONTHS
                                                      QUARTER ENDED         ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      1998     1997     1998     1997
                                                      -----    -----    -----    -----
                                                               (IN MILLIONS)
Total EBIT for reportable segments..................  $164     $160     $ 496    $ 461
Affiliated interest income not included in segment
  EBIT..............................................     9       --         9       --
Corporate expenses, net.............................    (5)     (20)      (25)     (33)
Interest and debt expense...........................   (66)     (58)     (191)    (178)
                                                      ----     ----     -----    -----
Income before income taxes and minority interest....  $102     $ 82     $ 289    $ 250
                                                      ====     ====     =====    =====

3. COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's Power Purchase Agreement, PLN purchases power from the Company in local currency (Rupiah) indexed to the U.S. dollar at the date of payment. Due to the devaluation of the Rupiah, the cost of power to PLN has significantly increased. PLN is currently unable to pass this increase in cost on to its customers without creating further political instability. PLN has requested financial aid from the Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in Rupiah indexed to the U.S. dollar at the rate in effect prior to the Rupiah devaluation, with a commitment to pay the balance when financial aid is received. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $5.6 million at September 30, 1998. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties, it believes PLN, with the backing of the Minister of Finance, will honor the obligations on the Sengkang project in full. The Company's investment in the Sengkang project was approximately $25 million at September 30, 1998. Additionally, the Company has provided specific recourse guarantees of up to $6 million for loans from the project lenders. Other project debt is nonrecourse. The Company has obtained political risk insurance for the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it seeks comments on a wide range of initiatives to change the manner in which short-term transportation markets (contracts for less than one year) are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) the auction of all available short-term pipeline capacity on a daily basis, for which the pipeline is not able to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. Comments on the NOPR and NOI are due in January 1999, and it is unclear when and what action, if any, FERC will take in connection with the NOPR and NOI and the comments received in response to them.

     TGP -- In February 1997, TGP filed with FERC a settlement of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $735 million has been collected as of September 30, 1998. TGP is entitled to recover additional transition costs, up to the remaining $35 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. Under the terms of the GSR Stipulation and Agreement, TGP will be required to refund to customers amounts collected in excess of each customer's share of transition costs.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved the settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. TGP provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders. In July 1998, the Court of Appeals issued a decision remanding the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers. In October 1998, FERC issued an order requesting comments be filed in January 1999 on the issues raised in the Court of Appeals remand.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding ALJ the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP, as well as several other customers, have filed with the Court of Appeals a Petition for Review of the FERC orders. In December 1997, the ALJ issued his decision on the proper allocation of the New England lateral costs. The decision adopts a methodology that economically approximates TGP's current methodology. In October 1998, FERC issued an order affirming the ALJ's decision.

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

     EPNG -- In June 1995, EPNG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPNG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996, through December 31, 1997. In April 1997, FERC approved EPNG's settlement as filed and determined that only the contesting party, Edison, should be severed for separate determination of the rate it ultimately pays EPNG. Hearings to determine Edison's rates were completed in May 1998, and an initial decision was issued by the presiding ALJ in July 1998. The decision is subject to review by FERC. EPNG and Edison have filed exceptions to the decision. If the ALJ's decision is affirmed by FERC, EPNG believes that the resulting rates to Edison would be such that no significant, if any, refunds in excess of the amounts reserved would be required. Pending the final outcome, Edison continues to pay the filed rates, subject to refund, and EPNG continues to provide a reserve for such potential refunds. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order and the settlement was implemented effective July 1, 1997. Edison filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders, in which it challenges the propriety of FERC's approving the settlement over Edison's objections to the settlement as a customer of Southern California Gas Company. This matter has been briefed, oral arguments were held in October 1998, and a decision is pending.

     The rate settlement establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from the contract reductions and expirations referred to above, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In accordance with the terms of the rate settlement, EPNG's refund obligation (including interest) was approximately $194 million. EPNG refunded $61 million to customers in August 1997 and, in accordance with certain customer's elections, the remaining $133 million of refund obligation was applied towards their $295 million risk sharing obligation. Through September 30, 1998, an additional $91 million of the risk sharing obligation was paid and the $71 million balance, including interest, will be collected by the end of 2003. From 1996 through September 30, 1998, $58 million of the risk sharing obligation has been recognized. The remaining unearned balance of risk sharing amounts totaling $237 million will be recognized ratably through the year 2003.

     The contract reductions and expirations referred to above resulted in EPNG's having, as of September 30, 1998, approximately 1.6 Bcf/d (or 34 percent) of its total capacity committed under contracts requiring the payment of less than full tariff reservation rates. As of September 30, 1998, this capacity had an annual value, at full tariff reservation rates, of approximately $172 million.

     EPNG has substantially offset the effects of these reductions in firm capacity commitments referred to above by implementing cost control programs and by actively seeking new markets and pursuing attractive opportunities to increase traditional market share. The new markets EPNG has targeted include various natural gas users in California which were served indirectly through Southern California Gas Company and Pacific Gas & Electric Company, as well as new markets in northern Mexico and off the east end of its system. In addition to other arrangements, in October 1997, EPNG entered into three contracts with Dynegy for the sale of substantially all of its turned back firm capacity available as of January 1, 1998, to California (approximately 1.3 Bcf) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. EPNG anticipates realizing at least $70 million in revenues (which will be subject to the revenue sharing provisions of the rate settlement) under these contracts over the two-year period. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 50 percent of the contracted volumes in each month in 1998 and on at least 72 percent of the contracted volumes each month in 1999. In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing made in January 1998, three shippers (producers/marketers) requested FERC to require EPNG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but requiring EPNG to file with FERC modifications to the contracts clarifying the credits under the reservation reduction mechanism and the recall of certain capacity. In addition, capacity covered by the Dynegy contracts which becomes available in the future must be separately posted. Several parties have protested EPNG's compliance filing and/or requested rehearing of FERC's June 1998 order. In June 1998, EPNG filed a letter agreement in compliance with the June 1998 FERC order. In September 1998, FERC issued an order accepting the letter agreement subject to EPNG making additional modifications. The additional modifications to the letter agreement required further clarification of credits available to Dynegy under the reservation reduction mechanism and the recall of certain capacity. In October 1998, EPNG filed with FERC a revised letter agreement and requested rehearing of the September 1998 order.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain parties sought review in the Court of Appeals of FERC's determination in an October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1997, following a technical conference and the submission of statements of position and replies, FERC issued an order determining that the costs related to all but one of EPNG's disputed contracts were eligible for recovery. The costs ruled ineligible for recovery totaled approximately $3 million, including interest, and were refunded to customers in the second quarter of 1997. In October 1997, FERC issued an order denying the challenging parties' request for rehearing of the March 1997 order in most respects, but determined that the costs incurred pursuant to two additional EPNG contracts were ineligible for recovery. These costs, including interest, totaled approximately $9 million, and were refunded to customers in February 1998. The challenging parties, which claim that EPNG should be required to refund up to an additional $31 million, excluding interest, have filed a petition for review of the FERC order in the Court of Appeals. The matter has been briefed and arguments are scheduled for January 1999.

     In an order issued in April 1997 in the proceeding involving the spin down of EPNG's gathering facilities to EPFS, FERC found that EPNG acted appropriately in not including its Chaco Compressor Station in the facilities to be transferred to EPFS, and that the Chaco Station had been correctly functionalized by EPNG as a transmission facility. Requests for rehearing of this order were filed by Williams Field Services and GPM Corporation. In a November 1997 order, FERC reversed its previous decision and found that the Chaco Station is a gathering facility and should be transferred to EPFS. FERC denied all requests for rehearing and reaffirmed that the Chaco Station is a non-jurisdictional facility and should be transferred to EPFS. Further requests for rehearing were also denied. EPNG and two other parties have filed petition for review with the Court of Appeals. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998.

     Separately, in November 1996, GPM Corporation filed a complaint, as amended, with FERC alleging that EPNG's South Carlsbad compression facilities were gathering facilities and were improperly functionalized by EPNG as transmission facilities. In accordance with the FERC orders, the South Carlsbad compressor facilities were transferred to EPFS in April 1998.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental Matters

     As of September 30, 1998, the Company had a reserve of approximately $264 million to cover environmental assessments and remediation activities discussed below.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1998, a balance of $7 million remains to be collected under this stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they may be designated, or have been asked for information to determine whether they could be designated, as a PRP with respect to 31 sites under the Comprehensive Environmental Response, Compensation and Liability Act or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPNG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPNG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone
v. Godwin & Carlton, P.C., et al. (including EPNG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. EPNG filed a motion for summary judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statutes of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPNG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In February 1998, EPNG filed a motion for summary judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPNG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. In August 1998, the court denied Stone's motion for a new trial seeking reconsideration of that ruling. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. The TransAmerican trial is set to commence in September 1999. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act cost recovery action, United States v. Atlantic Richfield Co., et al., against fourteen companies including the following affiliates of EPEC: TGP, EPTPC, EPEC Corporation, EPEC Polymers, Inc. and the dissolved Petro-Tex Chemical Corporation, relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corporation arranged for disposal of hazardous substances at Sikes. TGP, EPTPC, EPEC Corporation and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. These defendants have filed their answers and third-party complaints seeking contribution from twelve other entities believed to be PRPs at Sikes. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corporation facilities was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Year 2000

     The Company has established an executive steering committee and a project team to coordinate the five phases of its Year 2000 project to assure that the Company's key automated systems and related processes will remain functional through the year 2000. Those phases include: (i) awareness; (ii) assessment;
(iii) remediation; (iv) testing; and (v) implementation of the necessary modifications. The key automated systems of the Company consist of (a) internally developed computer applications, (b) hardware and equipment, (c) embedded chip systems in property, plant and equipment, and (d) third-party developed software. The Company has hired outside consultants (both domestic and international) to supplement the Company's project team. In addition, the Company is involved in several industry trade-groups to share insight on issues facing the industry related to Year 2000.

     The Company's awareness phase recognizes the importance of Year 2000 issues and its potential impact to the Company. Through the executive steering committee and project team, the Company has established a company-wide awareness program which includes participation of senior management in each core business area. Even though the awareness phase is substantially completed, the Company will continually update awareness efforts throughout the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications is substantially complete. The Company estimates that it has finished more than half of the portion of the assessment to determine the nature and impact of the Year 2000 date change for hardware and equipment, embedded chip systems, and third-party-developed software. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company is currently evaluating the exposure associated with such business partner relationships.

     The Company expects that the remediation phase, which involves converting, modifying, replacing or eliminating selected key automated systems, will be substantially completed by mid-1999. The Company's testing phase represents the validation process for key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration, and acceptance testing. The testing phase is also anticipated to be substantially completed by mid-1999. While work has begun on both the remediation and testing phases, the Company estimates that approximately three-quarters of the work in these phases remain.

     The Company's implementation phase involves placing the converted or replaced key automated systems into operations. In some cases, the implementation phase will consist of developing and executing contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures which are outside of the Company's control. Contingency plans will also be developed to prepare for unforeseen failures of the Company's key automated systems. The Company is in the early stages of the implementation phase. This phase is expected to be substantially completed by mid-1999.

     While the total cost of the Company's Year 2000 project is still being evaluated, the Company estimates that the costs to be incurred in 1998, 1999, and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software is between $17 million and $36 million. Of these estimated costs, the Company expects between $4 million and $15 million to be capitalized and the remainder to be expensed. As of September 30, 1998, the Company has incurred expenses of approximately $3 million.

     It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     The Company's goal is to ensure that all of the critical systems and processes which are under its direct control remain functional. However, certain systems and processes may be interrelated with systems outside the control of the Company, and therefore there can be no assurance that all implementations will be successful. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions include Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Accordingly, the Company's contingency plan may also consider any significant failures related to the most reasonably likely worst case scenario, as they may occur. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company. This assessment is expected to also factor in the severity and duration of the impact of a significant failure. From this analysis, the Year 2000 contingency plan will be developed to mitigate those risks.

     While most of the Company's domestic plants, pipelines and other facilities are owned or controlled by the Company, or its wholly owned subsidiaries, nearly all of the Company's international investments are in plant, pipeline and other facilities owned in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be materially different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such programs may not be under the direct or indirect control of the Company. The persons responsible for instituting such international Year 2000 programs may not provide the same degree of communication, documentation and coordination as the Company achieves in its domestic Year 2000 program. Also, the regulatory and legal environment in which such international facilities operate make analysis of the most reasonably likely worst case scenario with respect to certain facilities difficult at this time. Many foreign jurisdictions appear to be substantially behind the United States in formulating a Year 2000 strategy with respect to infrastructure or the reporting requirements of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. The Company has formulated and instituted a program for identifying such risks and preparing a response to such risks, but is not yet able to articulate the most reasonably likely worst case scenario for each of its international operations at this time.

     Management does not expect the costs of the Company's Year 2000 project to have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-party entities to achieve Year 2000 compliance will not adversely effect the Company. Specific factors which might affect the success of the Company's Year 2000 efforts and the occurrence of Year 2000 disruption or expense include failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, failure of the Company's outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, and the failure of third parties to become compliant or to adequately notify the Company of potential noncompliance.

4. TRUST PREFERRED SECURITIES

     In March 1998, El Paso Energy Capital Trust I (the "Trust"), issued 6.5 million of 4 3/4% trust convertible preferred securities (the "Trust Preferred Securities") for $325 million ($317 million, net of issuance costs). The net proceeds to EPNG were used to pay down commercial paper. At the time of the issuance, the Trust, a Delaware business trust, was a wholly owned consolidated subsidiary of EPNG by virtue of its holding Trust convertible common securities of approximately $10 million. As a result of the holding company reorganization, EPEC assumed the ownership of the Trust.

     See Note 1, Basis of Presentation, Holding Company Reorganization, for a further discussion of the impact of the holding company reorganization on the Trust Preferred Securities.

5. FINANCING TRANSACTIONS

     The Company had short-term borrowings, including current maturities of long-term debt, at September 30, 1998 and December 31, 1997, as follows:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
EPNG Revolving Credit Facility..............................  $200     $ 45
EPNG Revolving Credit Facility with TGP designated as
  borrower..................................................    --      417
Commercial paper............................................   605      326
Other credit facilities.....................................    60       25
Current maturities of long-term debt........................    59       72
                                                              ----     ----
                                                              $924     $885
                                                              ====     ====

     In March 1998, EPNG retired its outstanding 8 5/8% debentures due 2012 in the amount of $17 million.

     In August 1998, EPTPC retired its outstanding 10% debentures due August 1, 1998 in the amount of $38 million.

     In August 1998, EPEC became a guarantor of EPNG's $750 million 5-year revolving credit and competitive advance facility and $750 million 364-day revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). In October 1998, the $750 million 364-day portion of the Revolving Credit Facility was amended to extend the termination date to October 27, 1999. Further, in October 1998, the Revolving Credit Facility was amended to permit TGP, a designated borrower, to issue commercial paper, provided the total amount of commercial paper outstanding at EPNG and TGP is equal to or less than the unused capacity under the Revolving Credit Facility.

     In September 1998, TGP filed a shelf registration permitting TGP to offer up to $600 million (including $100 million carried forward from a prior shelf registration) of debt securities. In October 1998, TGP issued $400 million ($391 million net of issuance cost) aggregate principal amount of 7% debentures due 2028. Approximately $300 million of the proceeds were used to repay TGP's short-term indebtedness under the Revolving Credit Facility and the remainder was used by TGP for general corporate purposes. After this issuance, TGP has $200 million of capacity remaining under its shelf registration. As a result of this transaction, the $300 million EPNG Revolving Credit Facility with TGP designated as borrower was reclassified to long-term debt in the September 30, 1998, Condensed Consolidated Balance Sheets.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1998, and December 31, 1997, consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $6,342    $6,004
Less accumulated depreciation and depletion.................   1,607     1,395
                                                              ------    ------
                                                               4,735     4,609
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,486     2,507
                                                              ------    ------
          Total property, plant, and equipment, net.........  $7,221    $7,116
                                                              ======    ======

7. INVENTORIES

     Inventories at September 30, 1998, and December 31, 1997, consisted of the following:

                                                              1998        1997
                                                              ----        ----
                                                               (IN MILLIONS)
Materials and supplies......................................  $43         $42
Gas in storage..............................................    3          26
                                                              ---         ---
                                                              $46         $68
                                                              ===         ===

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

8. RECENT PRONOUNCEMENTS

  Pensions and Other Postretirement Benefits Disclosures

     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of obligations under those plans. The standard is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 is primarily a disclosure requirement, and, accordingly, will not have any effect on the Company's financial position, results of operations, or cash flows.

  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for such costs, and also defines internal-use computer software. It is effective for fiscal years beginning after December 15, 1998. The application of this pronouncement will not have a material impact in the Company's financial position, results of operations, or cash flows.

  Reporting on the Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs to be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of this pronouncement. It is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of this pronouncement.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal quarters beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

  Disclosure relating to Euro Conversion

     In July 1998, the SEC issued Staff Legal Bulletin No. 6 to provide guidance for disclosure related to the Euro Conversion. The guidance primarily focuses on disclosure in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Description of Business. The Company currently has no investments in the countries affected by the Euro Conversion.

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

                         HOLDING COMPANY REORGANIZATION

     Effective on August 1, 1998, the Company reorganized into a holding company form of organizational structure, whereby EPEC, a Delaware corporation, became the holding company. See Item 1, Financial Statements, Note 1, Basis of Presentation, Holding Company Reorganization, for further discussion of the holding company reorganization.

                             RESULTS OF OPERATIONS

GENERAL

     Consolidated EBIT for the third quarter increased to $159 million compared to $140 million in the year ago period. Consolidated EBIT for the nine months increased to $471 million compared to $428 million in 1997.

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

SEGMENT RESULTS

               EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES

                                                                 QUARTER         NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1998     1997     1998     1997
                                                              -----    -----    -----    -----
                                                                       (IN MILLIONS)
El Paso Natural Gas.........................................  $ 58     $ 67     $167     $200
Tennessee Gas Pipeline......................................    81       74      252      229
                                                              ----     ----     ----     ----
  Regulated segments........................................   139      141      419      429
                                                              ----     ----     ----     ----
El Paso Field Services......................................    13       15       54       56
El Paso Energy Marketing....................................    --        2       --      (29)
El Paso Energy International................................    12        2       23        5
                                                              ----     ----     ----     ----
  Non-regulated segments....................................    25       19       77       32
                                                              ----     ----     ----     ----
Corporate expenses, net.....................................    (5)     (20)     (25)     (33)
                                                              ----     ----     ----     ----
  Total EBIT................................................  $159     $140     $471     $428
                                                              ====     ====     ====     ====

     Consolidated EBIT for the quarter and nine months ended September 30, 1998, was $19 million higher and $43 million higher, respectively, than for the same periods of 1997. Variances by segment are presented below.

  EL PASO NATURAL GAS

                                                        QUARTER        NINE MONTHS
                                                         ENDED            ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                     -------------    --------------
                                                     1998     1997    1998     1997
                                                     ----     ----    -----    -----
                                                              (IN MILLIONS)
Operating revenues.................................  $118     $130    $ 357    $ 385
Operating expenses.................................   (61)     (67)    (192)    (190)
Other -- net.......................................     1        4        2        5
                                                     ----     ----    -----    -----
  EBIT.............................................  $ 58     $ 67    $ 167    $ 200
                                                     ====     ====    =====    =====

Third Quarter 1998 Compared to Third Quarter 1997

     Operating revenues for the quarter ended September 30, 1998, were $12 million lower than for the same period of 1997 primarily due to lower net revenues resulting from the currently effective rate structure and the Pacific Gas & Electric Company contract expiration which was effective December 31, 1997. The decrease was significantly offset by risk sharing revenue and revenue from the sale of excess capacity to Dynegy. (See Item 1, Financial Statements, Note 3, for a discussion of the Dynegy contracts).

     Operating expenses for the quarter ended September 30, 1998, were $6 million lower than for the same period of 1997 primarily due to recovery of a receivable previously deemed uncollectible, lower purchase gas costs, and decreased depreciation expense.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Operating revenues for the nine months ended September 30, 1998, were $28 million lower than for the same period of 1997 primarily due to lower net revenues resulting from the currently effective rate structure including the Pacific Gas & Electric Company contract expiration which was effective December 31, 1997. The decrease was significantly offset by risk sharing revenue, other non-traditional revenues including revenue from the sale of excess capacity to Dynegy, and the favorable resolution of a contested rate matter. (See Item 1, Financial Statements, Note 3, for a discussion of the Dynegy contracts).

     Operating expenses for the nine months ended September 30, 1998, were $2 million higher than for the same period of 1997 primarily due to increased purchase gas costs mainly resulting from lower 1998 fuel recovery rates and an increase in maintenance expense offset by recovery of a receivable previously deemed uncollectible.

  TENNESSEE GAS PIPELINE

                                                     QUARTER           NINE MONTHS
                                                      ENDED               ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                 ---------------     ---------------
                                                 1998      1997      1998      1997
                                                 -----     -----     -----     -----
                                                            (IN MILLIONS)
Operating revenues.............................  $ 180     $ 186     $ 570     $ 590
Operating expenses.............................   (109)     (118)     (340)     (371)
Other -- net...................................     10         6        22        10
                                                 -----     -----     -----     -----
  EBIT.........................................  $  81     $  74     $ 252     $ 229
                                                 =====     =====     =====     =====

Third Quarter 1998 Compared to Third Quarter 1997

     Operating revenues for the quarter ended September 30, 1998, were $6 million lower than for the same period of 1997 primarily because of a downward revision in the amount of recoverable interest on GSR costs, and lower throughput resulting from milder temperatures in the northeastern and midwestern markets.

     Operating expenses for the quarter ended September 30, 1998, were $9 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with operating efficiencies attained during the period of lower throughput.

     Other -- net for the quarter ended September 30, 1998, was $4 million higher than for the same period of 1997 primarily due to interest income on a favorable sales and use tax settlement.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Operating revenues for the nine months ended September 30, 1998, were $20 million lower than for the same period of 1997 primarily because of lower throughput resulting from warmer average temperatures in the northeastern and midwestern markets and a downward revision in the amount of recoverable interest on GSR costs.

     Operating expenses for the nine months ended September 30, 1998, were $31 million lower than for the same period of 1997 primarily due to lower system fuel usage associated with operating efficiencies attained during the period of lower throughput.

     Other -- net for the nine months ended September 30, 1998, was $12 million higher than for the same period of 1997 due to interest income on a favorable sales and use tax settlement and gains on the sale of assets.

  EL PASO FIELD SERVICES

                                                       QUARTER         NINE MONTHS
                                                        ENDED             ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                    -------------     --------------
                                                    1998     1997     1998      1997
                                                    ----     ----     -----     ----
                                                             (IN MILLIONS)
Gathering and treating margin.....................  $ 35     $ 28     $ 111     $ 87
Processing margin.................................    10       10        36       42
Other margin......................................    (1)       2         2        5
                                                    ----     ----     -----     ----
          Total gross margin......................    44       40       149      134
Operating expenses................................   (36)     (28)     (107)     (84)
Other -- net......................................     5        3        12        6
                                                    ----     ----     -----     ----
  EBIT............................................  $ 13     $ 15     $  54     $ 56
                                                    ====     ====     =====     ====

Third Quarter 1998 Compared to Third Quarter 1997

     Total gross margin (revenue less cost of sales) for the quarter ended September 30, 1998, was $4 million higher than for the same period of 1997. The increase in the gathering and treating margin was primarily from an increase in gathering and treating volumes largely attributable to the acquisition in December 1997 of Pacificorp's Gulf Coast gathering and processing subsidiaries ("TPC") and the January 1998 transfer of the Channel Industries Gas Company ("Channel") to El Paso Field Services segment from the El Paso Energy Marketing segment.

     Operating expenses for the quarter ended September 30, 1998, were $8 million higher than for the same period of 1997 primarily as a result of additional expenses associated with TPC and Channel.

     Other -- net for the quarter ended September 30, 1998, was $2 million higher than for the same period of 1997 primarily as a result of additional earnings from equity investments.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Total gross margin (revenue less cost of sales) for the nine months ended September 30, 1998, was $15 million higher than for the same period of 1997. The increase in the gathering and treating margin primarily resulted from an increase in gathering and treating volumes largely attributable to the acquisition of TPC in December 1997 and the January 1998 transfer of Channel to El Paso Field Services segment from the El Paso Energy Marketing segment. The decrease in the processing margin was largely attributable to lower liquids prices during 1998 compared to the same period of 1997. Liquids prices directly impact a substantial portion of EPFS's processing revenues. During 1998, liquids prices have been at their lowest level since 1990, and the Company expects this trend to continue for the remainder of the year. The Company attempts to mitigate the impact of lower liquids prices by utilizing hedging strategies where possible.

     Operating expenses for the nine months ended September 30, 1998, were $23 million higher than for the same period of 1997 primarily as a result of additional expenses associated with TPC and Channel.

     Other -- net for the nine months ended September 30, 1998, was $6 million higher than for the same period of 1997 reflecting higher earnings from equity investments.

  EL PASO ENERGY MARKETING

                                                        QUARTER         NINE MONTHS
                                                         ENDED             ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                     -------------     -------------
                                                     1998     1997     1998     1997
                                                     ----     ----     ----     ----
                                                              (IN MILLIONS)
Natural gas margin.................................  $13      $ 15     $ 11     $ 10
Power margin.......................................   (4)       (1)      15       (1)
Petroleum products margin..........................   --         1       --       (1)
                                                     ---      ----     ----     ----
          Total gross margin.......................    9        15       26        8
Operating expenses.................................   (9)      (14)     (30)     (40)
Other -- net.......................................   --         1        4        3
                                                     ---      ----     ----     ----
  EBIT.............................................  $--      $  2     $ --     $(29)
                                                     ===      ====     ====     ====

Third Quarter 1998 Compared to Third Quarter 1997

     Total gross margin (revenue less cost of sales) for the quarter ended September 30, 1998 was $6 million lower than for the same period of 1997. The decrease was primarily attributable to price volatility for energy commodities, particularly power prices, resulting in decreases in the market value of energy positions which are accounted for on a mark-to-market basis. Third quarter 1998 power prices returned to more normal levels after significant price increases in the second quarter brought on by unexpected power shortages in the Midwest.

     Operating expenses were $5 million lower than for the same period of 1997 primarily due to the restructuring of the marketing organization, including the January 1998 transfer of Channel from El Paso Energy Marketing segment to the El Paso Field Services segment.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Total gross margin (revenue less cost of sales) for the nine months ended September 30, 1998, was $18 million higher than for the same period of 1997. The increase in total gross margin was primarily due to increased power volumes compared to 1997, income recognition from a long-term power contract closed during the first quarter of 1998, and an overall increase in the market value of open power contracts due to price volatility in June and July.

     Operating expenses were $10 million lower than for the same period of 1997. The decrease was attributable to the restructuring of the marketing organization, including the January 1998 transfer of Channel from El Paso Energy Marketing segment to the El Paso Field Services segment.

  EL PASO ENERGY INTERNATIONAL

                                                        QUARTER         NINE MONTHS
                                                         ENDED             ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                     -------------     -------------
                                                     1998     1997     1998     1997
                                                     ----     ----     ----     ----
                                                              (IN MILLIONS)
Operating revenues.................................  $ 14     $  5     $ 43     $  5
Operating expenses.................................   (24)     (10)     (65)     (19)
Other -- net.......................................    22        7       45       19
                                                     ----     ----     ----     ----
  EBIT.............................................  $ 12     $  2     $ 23     $  5
                                                     ====     ====     ====     ====

Third Quarter 1998 Compared to Third Quarter 1997

     Operating revenues for the quarter ended September 30, 1998, were $9 million higher than for the same period of 1997 due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998 after acquiring an additional ownership interest and an increase in revenue attributable to the EMA Power project which the Company began reporting on a consolidated basis in July 1997.

     Operating expenses for the quarter ended September 30, 1998, were $14 million higher than for the same period of 1997 primarily due to the consolidation of the Manaus Power project and higher project development costs in the third quarter of 1998 reflecting an increase in project-related activities.

     Other -- net for the quarter ended September 30, 1998, was $15 million higher than for the same period of 1997 primarily due to higher equity earnings, increased development fees, and a gain on the sale of surplus power equipment. The increases were partially offset by the recognition of a loss on an equity swap agreement.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Operating revenues for the nine months ended September 30, 1998, were $38 million higher than for the same period of 1997 due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998 after acquiring an additional ownership interest and an increase in revenue attributable to the EMA Power project which the Company began reporting on a consolidated basis in July 1997.

     Operating expenses for the nine months ended September 30, 1998, were $46 million higher than for the same period of 1997 primarily due to costs related to the EMA Power and Manaus Power projects and higher project development costs in 1998 reflecting an increase in project-related activities.

     Other -- net for the nine months ended September 30, 1998, was $26 million higher than for the same period of 1997 primarily due to increased equity earnings, a gain on the sale of surplus power equipment, higher development fees, and the recognition of certain gains from project-related activities.

     As El Paso Energy International's projects move from the developmental stage to the operational stage, it is common to recognize one-time gains and fees which may include management fees, development fees, financing fees, and gains on the sell-down of partnership interests. The Company anticipates additional one-time events may result in the recognition of income or expense in the future.

CORPORATE EXPENSES, NET

Third Quarter 1998 Compared to Third Quarter 1997

     Net corporate expenses for the quarter ended September 30, 1998, were $15 million lower than for the same period of 1997 primarily due to decreased equity compensation and benefits costs in 1998 and severance expenses in 1997, partially offset by administrative costs associated with the formation and startup of El Paso Power Services, a power services organization formed in the first quarter of 1998.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Net corporate expenses for the nine months ended September 30, 1998, were $8 million lower than for the same period of 1997 primarily due to gains on the sale of assets and decreased benefits costs, partially offset by administrative costs associated with the formation and startup of El Paso Power Services, a power group services organization formed in the first quarter of 1998.

INTEREST AND DEBT EXPENSE

Third Quarter 1998 Compared to Third Quarter 1997

     Interest and debt expense for the third quarter ended September 30, 1998, was $8 million higher than for the same period of 1997 primarily because of increased borrowings to fund capital expenditures, acquisitions, and other investment expenditures.

Nine Months Ended 1998 Compared to Nine Months Ended 1997

     Interest and debt expense for the nine months ended September 30, 1998, was $13 million higher than for the same period of 1997 primarily because of increased borrowings to fund capital expenditures, acquisitions, and other investing expenditures and a higher average effective rate during the first half of 1998 resulting from higher rates associated with the March 1997 issuance of TGP long-term debt of approximately $883 million. These increases are partially offset by interest accruals on the 1997 rate refund to EPNG's customers.

INCOME TAX EXPENSE

     The effective tax rate for the quarter and nine months ended September 30, 1998, was lower than the rate for the same periods of 1997 primarily as a result of increased consolidated foreign income subject to foreign tax rates different than U.S. tax rates, increased equity income from unconsolidated foreign affiliates recorded net of foreign income taxes for which no provision for U.S. income tax is required, and lower state income taxes.

EPEC'S INTERNAL REORGANIZATION

     EPEC, the corporate parent of EPNG, has recently received a ruling from the Internal Revenue Service that would allow EPEC to implement a business structure reorganization in which EPNG would transfer substantially all of its subsidiaries (and their assets and operations) to EPEC or other entities owned by EPEC. If EPEC completes this internal reorganization, EPNG's only assets will be its interstate pipeline systems known as the EPNG System and the MPC System which connect natural gas supply regions in New Mexico, Texas, Oklahoma and Colorado to markets in California, Nevada, Arizona, New Mexico, Texas and northern Mexico. Completion of the reorganization will cause the Company to transfer ownership of: (i) its trading and marketing operations; (ii) its international operations; (iii) its field services operations; (iv) the TGP System, Midwestern System, and East Tennessee System interstate pipeline systems; and (v) certain subsidiaries with corporate or discontinued operations. If implemented, the Company will report the ownership transfers associated with the reorganization as if they were discontinued business operations. The reorganization is contingent upon the acceptable resolution of several factors including the finalization of the Company's capital structure. If the reorganization occurs, the Company anticipates that it will not occur before late 1998 or early 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Item 1, Financial Statements, Note 1, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below not designated by an asterisk is incorporated by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.A to EPEC's Form 10-Q (Commission File No.
                            1-14365) for the quarter ended September 30, 1998 filed
                            with the SEC (the "EPEC Third Quarter 10-Q")).
          10.B           -- First Amendment to the $750 million 364-Day Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, among EPNG, TGP, The Chase Manhattan
                            Bank, Citibank, N.A., Morgan Guaranty Trust Company of
                            New York, and certain other banks (incorporated by
                            reference to Exhibit 10.B to the EPEC Third Quarter
                            10-Q).
          10.C           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.D to the EPEC Third Quarter 10-Q).
          10.D           -- First Amendment to the $750 million 5-Year Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, among EPNG, TGP, The Chase Manhattan
                            Bank, Citibank, N.A., Morgan Guaranty Trust Company of
                            New York, and certain other banks (incorporated by
                            reference to Exhibit 10.E to the EPEC Third Quarter
                            10-Q).
         *27             -- Financial Data Schedule.

---------------

* Indicates documents filed as part of this report.

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of EPNG and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of EPNG and its consolidated subsidiaries.

     b. Reports on Form 8-K

          On August 3, 1998, EPNG filed a current report under Item 5 and Item 7 on Form 8-K with respect to the merger of EPNG with Merger Sub to create a holding company structure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO NATURAL GAS COMPANY

Date: November 12, 1998                            /s/ H. BRENT AUSTIN

                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 12, 1998                           /s/ JEFFREY I. BEASON

                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.A to EPEC's Form 10-Q (Commission File No.
                            1-14365) for the quarter ended September 30, 1998 filed
                            with the SEC (the "EPEC Third Quarter 10-Q")).
          10.B           -- First Amendment to the $750 million 364-Day Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, among EPNG, TGP, The Chase Manhattan
                            Bank, Citibank, N.A., Morgan Guaranty Trust Company of
                            New York, and certain other banks (incorporated by
                            reference to Exhibit 10.B to the EPEC Third Quarter
                            10-Q).
          10.C           -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (incorporated by reference
                            to Exhibit 10.D to the EPEC Third Quarter 10-Q).
          10.D           -- First Amendment to the $750 million 5-Year Revolving
                            Credit and Competitive Advance Facility dated as of
                            October 9, 1998, among EPNG, TGP, The Chase Manhattan
                            Bank, Citibank, N.A., Morgan Guaranty Trust Company of
                            New York, and certain other banks (incorporated by
                            reference to Exhibit 10.E to the EPEC Third Quarter
                            10-Q).
         *27             -- Financial Data Schedule.

---------------

* Indicates documents filed as part of this report.