Form 10-K405
period 1998-12-31
EL PASO NATURAL GAS CO
filed 1999-03-22
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

             EL PASO ENERGY BUILDING
              1001 LOUISIANA STREET
                  HOUSTON, TEXAS                                          77002
     (Address of Principal Executive Offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
         -------------------                        ---------------------
9.45% Notes due 1999..................  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT...........................................................NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $1 per share. Shares outstanding on March 16, 1999:
1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     NOTICE

     Effective August 1, 1998, by virtue of a merger conducted pursuant to
Section 251(g) of the Delaware General Corporation Law, the Company reorganized into a holding company form of organizational structure whereby El Paso Energy Corporation ("EPEC") became the holding company, and the equity securities of El Paso Natural Gas Company (the "Company") ceased to be publicly traded. The holding company reorganization is discussed further in Item 8, Note 1, Summary of Significant Accounting Policies -- Holding Company Reorganization of this Annual Report on Form 10-K.

     All of the Company's outstanding capital stock was converted, on a share for share basis, into the capital stock of EPEC. Previous stockholders of the Company are now stockholders of EPEC, and are advised to read the 1998 Annual Report of EPEC on Form 10-K.

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    3
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    5
Item 6.   Selected Financial Data.....................................    *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................    6
          Risk Factors -- Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995...    7
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    9
Item 8.   Financial Statements and Supplementary Data.................   10
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure......................................   33

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   33
          Signatures..................................................   35

---------------

* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

ALJ...............................  Administrative Law Judge
BBtu(/d)..........................  Billion British thermal units (per day)
Bcf(/d)...........................  Billion cubic feet (per day)
Company...........................  El Paso Natural Gas Company and its subsidiaries
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
Dynegy............................  Dynegy Inc., formerly known as NGC Corporation
Edison............................  Southern California Edison Company
EPA...............................  United States Environmental Protection Agency
EPEC..............................  El Paso Energy Corporation, the parent company of El Paso Natural
                                    Gas Company subsequent to August 1, 1998
EPFS..............................  El Paso Field Services Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
EPNG..............................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.............................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), a direct subsidiary of El Paso Energy Corporation
FERC..............................  Federal Energy Regulatory Commission
IRS...............................  Internal Revenue Service
MMcf(/d)..........................  Million cubic feet (per day)
MPC...............................  Mojave Pipeline Company, a wholly owned indirect partnership of El
                                    Paso Natural Gas Company
PG&E..............................  Pacific Gas & Electric Company
PRP(s)............................  Potentially Responsible Party(ies)
SFAS..............................  Statement of Financial Accounting Standards
SoCal.............................  Southern California Gas Company
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     EPNG is a Delaware corporation incorporated in 1928. Pursuant to the holding company reorganization described below, EPNG became a wholly owned subsidiary of EPEC. The major business of the Company consists of the interstate transportation of natural gas, which generally is subject to regulation by FERC. Prior to the tax-free internal reorganization described below, the Company's operations included certain other non-regulated business operations, such as the intrastate transportation, gathering , and processing of natural gas, the marketing of natural gas, power and other commodities, and the development and operation of energy infrastructure facilities.

     Effective August 1, 1998, the Company reorganized into a holding company form of organizational structure, whereby EPEC, a Delaware corporation, became the corporate parent holding company. The holding company organizational structure was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of EPNG. In the merger, El Paso Energy Merger Company, a Delaware corporation and wholly owned subsidiary of EPEC, merged with and into EPNG, with EPNG as the surviving corporation. By virtue of the merger, EPNG became a direct, wholly owned subsidiary of EPEC, and all of EPNG's outstanding capital stock was converted, on a share for share basis, into capital stock of EPEC.

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries, in accordance with a private letter ruling received from the IRS. In the reorganization, the Company transferred a substantial number of its subsidiaries (and their assets, liabilities, and operations) to EPEC or other entities owned by EPEC. After giving effect to the reorganization, the Company's primary assets are its interstate pipeline systems known as the EPNG System and the MPC System. In the reorganization, the Company transferred the following assets, liabilities, and operations to EPEC or other EPEC subsidiaries, and eliminated them from its consolidated financial statements: (i) its trading and marketing operations;
(ii) its international operations; (iii) its field services operations; (iv) the interstate pipeline systems known as the TGP system, Midwestern system, and East Tennessee system; and (v) all subsidiaries with corporate operations.

     The EPNG system. The EPNG system consists of approximately 9,800 miles of pipeline with a design capacity of 4,744 MMcf/d. During 1998, EPNG transported natural gas volumes averaging approximately 77 percent of its capacity. The EPNG system serves California, which is its single largest market, and also serves markets in Nevada, Arizona, New Mexico, Texas, Oklahoma, and northern Mexico. The EPNG system delivers natural gas from the San Juan Basin of northern New Mexico and southern Colorado, and also accesses natural gas supplies in the Permian and Anadarko Basins of west Texas.

     The MPC system. The MPC system consists of approximately 400 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 1998, MPC transported natural gas volumes averaging approximately 81 percent of its capacity. The MPC system is connected with the EPNG transmission system at Topock, Arizona and Kern River Gas Transmission Company in California and extends to customers in the vicinity of Bakersfield, California.

     Other -- The Samalayuca Pipeline, a 45-mile 212 MMcf/d pipeline system, commenced gas deliveries in December 1997. The pipeline delivers natural gas to the Samalayuca Power Project from EPNG's existing pipeline system in west Texas and the pipeline system in northern Mexico of Pemex Gas y Petroquimica Basica, a Mexican state-owned company. This system consists of 22 miles of pipeline in the U.S. (currently owned by the Company) and 23 miles of pipeline in Mexico (currently 10 percent owned by the Company).

                             REGULATORY ENVIRONMENT

     EPNG and MPC are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

     In the mid-1980s, FERC initiated a series of actions which ultimately had the effect of substantially removing interstate pipelines from the gas purchase and resale business and confining their role to transportation of gas owned by others. In Order No. 436, issued in 1985, FERC began this transition by requiring interstate pipelines to provide non-discriminatory access to their facilities for all transporters of natural gas. This requirement enabled consumers to purchase their own gas and have it transported on the interstate pipeline system, rather than purchase gas from the pipelines. The transition was completed with Order No. 636, issued in 1992, in which FERC required all interstate pipelines to "unbundle" their sales and transportation services so that the transportation services they provided to third parties would be "comparable" to the transportation services provided to gas owned by the pipeline. FERC's stated purpose was to ensure that the pipelines' monopoly over the transportation of natural gas did not distort the competition in the gas producer sales market, which had, by then, been essentially deregulated.

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

     In June 1995, EPNG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPNG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996, through December 31, 1997. In April 1997, FERC approved EPNG's settlement as filed and determined that only the contesting party, Edison, should be severed for separate determination of the rates it directly pays EPNG. In July 1997, FERC issued an order denying requests for rehearing of the April 1997 order, and the settlement was implemented effective July 1, 1997. Hearings to determine Edison's rates were completed in May 1998, and an initial decision was issued by the presiding ALJ in July 1998. EPNG and Edison have filed exceptions to the decision with FERC. If the ALJ's decision is affirmed by FERC, EPNG believes that the resulting rates to Edison would be such that no significant, if any, refunds in excess of the amounts reserved would be required. Pending the final outcome, Edison continues to pay the filed rates, subject to refund, and EPNG continues to provide a reserve for such potential refunds.

     Edison filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders, in which it challenged the propriety of FERC's approving the settlement over Edison's objections to the settlement in its capacity as a customer of SoCal. In December 1998, the Court of Appeals issued its decision vacating and remanding FERC's order. EPNG will file a motion with FERC proposing procedures for FERC to address deficiencies which the Court of Appeals found in FERC's earlier orders. EPNG cannot predict the outcome with certainty but it believes that FERC will ultimately approve the settlement.

     For a further discussion of regulatory matters related to EPNG, see Item 8, Financial Statements and Supplementary Data, Note 4.

                            MARKETS AND COMPETITION

     EPNG and MPC face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. It may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing more effective use of surplus electric capacity through increased wheeling as a result of open access. At this time, the Company is not projecting a significant change in natural gas demand as a result of such restructuring.

     EPNG faces significant competition from three other companies -- Transwestern Pipeline Company, Kern River Gas Transmission Company, and PG&E -- all of which transport natural gas to the California market. The combined capacity of these three companies and EPNG to the California market is approximately 6.9 Bcf/d. In 1998, the demand for interstate pipeline capacity to California averaged 5.1 Bcf/d. Competition generally occurs on the basis of the delivered cost of natural gas, including transportation costs, into the SoCal and PG&E distribution systems. In addition to being the principal transporter to certain markets east of California, EPNG maintains a significant competitive position in the California market because its pipeline is currently the lowest-cost transporter of, and the principal means of moving, natural gas from the San Juan Basin to the California border. EPNG's current capacity to deliver natural gas to California is approximately 3.3 Bcf/d, equivalent to approximately 48 percent of the total interstate pipeline capacity serving that state. Natural gas shipped to California across the EPNG System represented approximately 33 percent of the natural gas consumed in the state in 1998. The significant customers served by EPNG in California during 1998 include SoCal, with capacity of 1,150 MMcf/d under contract until August 2006, and Dynegy, with capacity of 1,311 MMcf/d under contract until December 1999.

     Interstate pipeline capacity utilization to California is currently approximately 74 percent and is not expected to reach 100 percent until sometime in the next decade, assuming no new interstate pipeline construction. Currently, EPNG and MPC have firm transportation contracts covering substantially all of their available capacity to California. As a part of its effort to remarket capacity relinquished by PG&E at the end of 1997, EPNG entered into three contracts with Dynegy for the sale of all of its then available firm capacity for a two-year period beginning January 1, 1998 at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. For a further discussion of capacity relinquishments, see Item 8, Financial Statements and Supplementary Data, Note
4. MPC's transportation agreements which aggregate 393 MMcf/d expire in March 2007.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 4, Commitments and Contingencies, Environmental, which is incorporated by reference herein.

                                   EMPLOYEES

     The Company had approximately 800 full-time employees on December 31, 1998. The Company has no collective bargaining arrangements, and no significant changes in the workforce have occurred since December 31, 1998.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business and is incorporated by reference herein.

     The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. In addition, the Company's physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 4, Commitments and Contingencies, Legal Proceedings, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of EPNG's common stock, par value $1 per share (the "Common Stock"), is owned by EPEC and, accordingly, there is no public trading market for such securities.

     Dividends in such amounts as may be determined by the Board of Directors of EPNG may be declared and paid on the Common Stock from time to time out of any funds legally available therefore. On December 31, 1998, as part of the tax-free internal reorganization, the Company declared and paid to EPEC a non-cash dividend of its investment in subsidiaries in the amount of $1,864 million.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item is presented pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GENERAL

     Effective August 1, 1998, the Company reorganized into a holding company form of organizational structure, whereby EPEC became the corporate parent holding company. See Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of the holding company reorganization.

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries. After giving effect to the reorganization, the Company's primary assets are its interstate pipeline systems known as the EPNG System and the MPC System. See Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of the tax-free internal reorganization.

                RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

     The Company evaluates performance based on earnings before interest expense and income taxes, excluding affiliated interest income ("EBIT"). Accordingly, results of operations are presented on that basis. Information below is presented giving effect to the holding company and the tax-free internal reorganization.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              1998       1997
                                                              -----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $ 475      $ 521
Operating expenses..........................................   (262)      (281)
Other -- net................................................      4          5
                                                              -----      -----
  EBIT......................................................  $ 217      $ 245
                                                              =====      =====

     Included in other -- net in the consolidated income statements are affiliated interest income of $56 million and $12 million in 1998 and 1997, respectively.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Operating revenues for the year ended December 31, 1998, were $46 million lower than for the same period of 1997 primarily due to lower net revenues resulting from the PG&E contract expiration which was effective December 31, 1997. The decrease in revenues from the loss of the PG&E contract was significantly offset by risk sharing revenue, other non-traditional revenues including revenue from the sale of capacity to Dynegy, and the favorable resolution of a contested rate matter. (See Item 8, Financial Statements and Supplementary Data, Note 4, for a discussion of risk sharing revenues and the Dynegy contracts.)

     Operating expenses for the year ended December 31, 1998, were $19 million lower than for the same period of 1997 primarily due to lower fuel costs and recovery of a receivable previously deemed uncollectible. Partially offsetting the decrease were higher administrative and depreciation expenses.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Interest and debt expense for the year ended December 31, 1998, was $15 million higher than for the same period of 1997 primarily as a result of additional short-term borrowings during 1998 to fund capital expenditures. In preparation for the tax-free internal reorganization, short-term debt was reduced substantially during December 1998. The increase in interest expense was partially offset by interest accruals on the 1997 rate refund to EPNG's customers.

COMMITMENTS AND CONTINGENCIES

     For a discussion of the Company's commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 4.

     RISK FACTORS -- CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

     With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

OUR INDUSTRY IS HIGHLY COMPETITIVE

     The hydrocarbons that we transport are owned by third parties. As a result, the volume of hydrocarbons involved in such activities is dependent upon the actions of those third parties, and are beyond our control. Further, our ability to maintain or increase current transmission volumes or to remarket unsubscribed capacity, is subject to the impact of the following:

     - future weather conditions, including those that favor hydroelectric generation or other alternative energy sources;

     - price competition;

     - drilling activity and supply availability;

     - expiration of the Dynegy contracts at the end of 1999;

     - expiration of MPC's contracts in March 2007; and

     - service competition, especially due to current excess pipeline capacity into California.

     Our future profitability may be affected by our ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

     For a further discussion see Part 1, Item 1, Business, Markets and Competition.

FLUCTUATIONS IN NATURAL GAS PRICES COULD ADVERSELY AFFECT OUR BUSINESS

     Our ability to compete with other transporters is impacted by natural gas prices in the supply basins connected to our pipeline systems as compared to prices in other gas producing regions, especially Canada.

ATTRACTIVE ACQUISITION AND INVESTMENT OPPORTUNITIES MAY NOT BE AVAILABLE

     Our ability to grow will depend, in part, upon our ability to identify and complete attractive acquisition and investment opportunities. Opportunities for growth through acquisitions and investments in joint ventures, and the future operating results and success of such acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in the following:

     - U.S. and foreign trade and monetary policies;

     - laws and regulations;

     - political and economic developments;

     - inflation rates;

     - taxes; and

     - operating conditions.

Such legal and regulatory events and other unforeseeable obstacles may be beyond our control or ability to manage.

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

     We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning the Company's environmental matters, see Item 8, Financial Statements and Supplementary Data, Note 4.

OUR ACTIVITIES INVOLVE OPERATING HAZARDS AND UNINSURED RISKS

     While we maintain insurance against certain of the risks normally associated with the transportation of natural gas, including explosions, pollution and fires, the occurrence of a significant event that is not fully insured against could have a material adverse effect on our business.

WE ARE SUBJECT TO FINANCING AND INTEREST RATE EXPOSURE RISKS

     Our business and operating results can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry, EPNG or EPEC, or credit ratings.

     The Company uses interest rate swaps which are intended to reduce our exposure to changes in interest rates. We could incur financial losses in the future as a result of changes in interest rates or if one of our counterparties fails to perform under a contract. For additional information concerning our financial instruments, see Item 7A, Quantitative and Qualitative Disclosures About Market Risks and Item 8, Financial Statements and Supplementary Data, Note 3.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH YEAR 2000 ISSUES

     EPEC and its subsidiaries, including the Company, are taking steps to mitigate any adverse effects of the Year 2000 date change on our customers and business operations including the assessment, remediation, testing of our applications, hardware and software, and the implementation of necessary change. Nevertheless, our failure, or the failure of third-parties with whom we deal, to achieve Year 2000 compliance may adversely affect our business. For more information regarding the Year 2000 compliance project, see EPEC's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is changing interest rates. The table below presents the related weighted average interest rates by expected maturity dates. As of December 31, 1998, and 1997, the carrying amounts of short-term borrowings are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

     The interest rate swap agreements entered into by MPC effectively convert $114 million of floating-rate debt to fixed-rate debt (see Item 8, Financial Statements and Supplementary Data, Note 3). MPC makes payments to counterparties at fixed rates and in return receives payments at floating rates. The two swap agreements were entered into in March 1992 and have remaining terms of approximately 1 year and 3 years, respectively. This transaction is recorded using accrual accounting. For the interest rate swaps, the table below presents notional amounts and weighted average interest rates by expected or contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The fair value of the derivative financial instruments is the estimated amount at which management believes they could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party dealers.

     The tabular presentation related to the Company's interest rate risk as of December 31, 1998, and 1997, is illustrated below:

                                                                       DECEMBER 31, 1998
                                                                EXPECTED FISCAL YEAR OF MATURITY
                                              --------------------------------------------------------------------
                                              1999   2000    2001   2002   2003   THEREAFTER   TOTAL    FAIR VALUE
                                              ----   -----   ----   ----   ----   ----------   ------   ----------
                                                                     (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable rate..........  $210                                             $  210     $  210
  --------------------------------
      Average interest rate.................   5.7%
  Long-term debt, including
  --------------------------
    current portion -- fixed rate...........  $ 58   $  11   $12    $228   $215     $  514     $1,038     $1,127
    ------------------------------
      Average interest rate.................   8.0%    9.7%  9.7%    7.8%   7.8%       8.5%
INTEREST RATE DERIVATIVES:
  Interest rate swap
  -------------------
    Variable to fixed rate -- notional
      amounts...............................  $ 29                  $ 85                       $  114     $   (9)
      Average interest rate.................   8.3%    8.4%  8.4%    8.4%
      Average received rate(a)..............   4.9%    5.0%  5.1%    5.1%
      Net cash flow effect..................  $ (4)  $  (3)  $(3)   $ (3)

                                                                DECEMBER 31, 1997
                                                              ---------------------
                                                               TOTAL    FAIR VALUE
                                                              -------   -----------
                                                              (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable rate..........................  $  396      $  396
    Average interest rate paid in 1998......................     5.8%
  Long-term debt, including current portion -- fixed rate...  $1,063      $1,135
      Average interest rate paid in 1998....................     8.9%
INTEREST RATE DERIVATIVES:
  Interest rate swap
    Variable to fixed rate -- notional amounts..............  $  114      $   (9)
      Average interest rate paid in 1998....................     8.3%
      Average received rate in 1998(a)......................     5.8%
      Net cash flow effect for 1998.........................  $   (3)

---------------

(a) The variable rates presented are the average forward rates for the remaining term of each contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                           1998     1997     1996
                                           -----    -----    -----
Operating revenues
  Transportation........................   $452     $499     $491
  Other.................................     23       22       20
                                           ----     ----     ----
                                            475      521      511
                                           ----     ----     ----
Operating expenses
  Cost of gas and other products........     --        5        2
  Operation and maintenance.............    172      191      214
  Depreciation, depletion, and
     amortization.......................     61       57       59
  Employee separation and asset
     impairment charge..................     --       --       99
  Taxes, other than income taxes........     29       28       34
                                           ----     ----     ----
                                            262      281      408
                                           ----     ----     ----
Operating income........................    213      240      103
                                           ----     ----     ----
Other (income) and expense
  Interest and debt expense.............    123      108      101
  Other, net............................    (60)     (17)      (4)
                                           ----     ----     ----
                                             63       91       97
                                           ----     ----     ----
Income before income taxes..............    150      149        6
Income tax expense......................     58       60        3
                                           ----     ----     ----
Income before discontinued operations...     92       89        3
Discontinued operations, net of income
  tax...................................    158       97       35
                                           ----     ----     ----
Net income..............................   $250     $186     $ 38
                                           ====     ====     ====

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                  DECEMBER 31,
                                          ----------------------------
                                              1998            1997
                                          ------------    ------------
Current assets
  Cash and temporary investments........     $    9          $   62
  Accounts and notes receivable, net
     Customer...........................         53              62
     Affiliated companies...............      1,043             770
     Other..............................         11               7
  Materials and supplies................         28              26
  Deferred income taxes.................          1              46
  Prepaid expenses and other............          6               9
                                             ------          ------
          Total current assets..........      1,151             982
                                             ------          ------
Property, plant, and equipment, net.....      1,537           1,597
Other...................................         98              97
Net assets of discontinued operations...         --           1,685
                                             ------          ------
          Total assets..................     $2,786          $4,361
                                             ======          ======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable
     Trade..............................     $   30          $   40
     Affiliated companies...............         --             225
     Other..............................          4              31
  Short-term borrowings (including
     current maturities of long-term
     debt)..............................        268             422
  Accrual for regulatory issues.........         24              22
  Accrued interest......................         24              30
  Taxes payable.........................         38              41
  Other.................................         31              53
                                             ------          ------
          Total current liabilities.....        419             864
                                             ------          ------
Long-term debt, less current
  maturities............................        980           1,037
                                             ------          ------
Deferred income taxes...................        173             189
                                             ------          ------
Other...................................        170             234
                                             ------          ------
Commitments and contingencies (See Note
  4)
Stockholders' equity
  Preferred stock, 1,000,000 shares
     authorized;
     8%, par value $0.01 per share;
     500,000 shares issued; stated at
     liquidation value..................        350              --
  Common stock, par value $3 per share;
     authorized 275,000,000 shares;
     issued 122,581,816 shares at
     December 31, 1997..................                        368
  Common stock, par value $1 per share;
     authorized 1,000 shares; issued
     1,000 shares at December 31,
     1998...............................         --
  Additional paid-in capital............        694           1,389
  Retained earnings.....................         --             327
  Treasury stock (at cost) 2,946,832
     shares at December 31, 1997........         --             (47)
                                             ------          ------
          Total stockholders' equity....      1,044           2,037
                                             ------          ------
          Total liabilities and
            stockholders' equity........     $2,786          $4,361
                                             ======          ======

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                           1998      1997     1996
                                          -------    -----    -----
Cash flows from operating activities
Net income..............................  $   250    $ 186    $  38
  Less income from discontinued
    operations, net of income tax.......      158       97       35
                                          -------    -----    -----
Income from continuing operations.......       92       89        3
  Adjustments to reconcile net income to
    net cash provided by operating
    activities
    Depreciation, depletion, and
      amortization......................       61       57       59
    Deferred income taxes (benefit).....       42      (11)     (51)
    Unearned risk-sharing revenue.......      (31)      --       --
    Net take-or-pay recoveries..........       --       --       10
    Net employee separation and asset
      impairment charge.................       --       --       76
    Working capital changes, net of
      non-cash transactions
       Accounts and notes receivable....     (138)     131        2
       Inventories......................       (1)      (1)       5
       Regulatory asset.................       (1)       8       20
       Other current assets.............        3        2        1
       Accrual for regulatory issues....        3     (110)     132
       Accounts payable.................      (16)     (36)       8
       Other current liabilities........       (7)     216        7
  Other.................................       10     (154)    (224)
                                          -------    -----    -----
       Cash provided by continuing
       operations.......................       17      191       48
       Cash provided by discontinued
       operations.......................      616      380      244
                                          -------    -----    -----
         Net cash provided by operating
           activities...................      633      571      292
                                          -------    -----    -----
Cash flows from investing activities
  Capital expenditures..................      (31)     (84)     (34)
  Proceeds from disposal of property and
    investments.........................        3       10        4
  Net change in other affiliated
    advances............................     (512)    (635)      27
  Increase in notes receivable with
    affiliate...........................       --       45       --
  Other.................................       --      (16)       7
  Cash used in investing activities by
    discontinued operations.............     (632)     (26)     (10)
                                          -------    -----    -----
         Net cash used in investing
           activities...................   (1,172)    (706)      (6)
                                          -------    -----    -----
Cash flows from financing activities
  Net commercial paper borrowings
    (repayments)........................     (201)     351     (203)
  Revolving credit borrowings...........       15       28
  Revolving credit repayments...........       --       --      (58)
  Long-term debt retirements............      (26)    (108)      (8)
  Long-term debt issuance...............       --       --      396
  Dividends paid........................      (68)     (77)     (48)
  Net proceeds from stock issuance......      645      176       23
  Other.................................       91       --        4
  Cash provided by (used in) financing
    activities by discontinued
    operations..........................       28     (319)    (231)
                                          -------    -----    -----
         Net cash provided by (used in)
           financing activities.........      484       51     (125)
                                          -------    -----    -----
Increase (decrease) in cash and
  temporary investments.................      (55)     (84)     161
  Less increase (decrease) in cash and
    temporary investments related to
    discontinued operations.............       (2)      16        3
                                          -------    -----    -----
Increase (decrease) in cash and
  temporary investments from continuing
  operations............................      (53)    (100)     158
Cash and temporary investments
  Beginning of period...................       62      162        4
                                          -------    -----    -----
  End of period.........................  $     9    $  62    $ 162
                                          =======    =====    =====

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     COMMON STOCK        8%       ADDITIONAL              TREASURY STOCK        TOTAL
                                    ---------------   PREFERRED    PAID-IN     RETAINED   ---------------   STOCKHOLDERS'
                                    SHARES   AMOUNT     STOCK      CAPITAL     EARNINGS   SHARES   AMOUNT      EQUITY
                                    ------   ------   ---------   ----------   --------   ------   ------   -------------
January 1, 1996...................     75    $ 224      $ --       $   343       $240       (6)     $(95)      $   712
  Net income......................                                                 38                               38
  Common stock dividend ($.695 per
     share).......................                                                (50)                             (50)
  Issuance of common stock for
     acquisition of EPTPC.........     37      113                     800                                         913
  Restricted stock issuances......                                      23                   2        41            64
  Options exercised...............      1        3                      18         (1)       1         9            29
  Other...........................                                       1                                           1
                                     ----    -----      ----       -------       ----      ---      ----       -------
December 31, 1996.................    113      340        --         1,185        227       (3)      (45)        1,707
  Net income......................                                                186                              186
  Common stock dividend ($.730 per
     share).......................                                                (86)                             (86)
  Issuance of common stock, net of
     related costs................      7       20                     152                                         172
  Restricted stock issuances......      1        4                      20                             1            25
  Restricted stock forfeitures....                                                                    (3)           (3)
  Options exercised...............      2        4                      21                                          25
  Income tax benefit of options
     exercised....................                                      11                                          11
                                     ----    -----      ----       -------       ----      ---      ----       -------
December 31, 1997.................    123      368        --         1,389        327       (3)      (47)        2,037
  Net income......................                                                250                              250
  Common stock dividend ($.383 per
     share).......................                                                (46)                             (46)
  Issuance of common stock, net of
     related costs................               1                       6                                           7
  Purchase of treasury stock......                                                          (1)      (33)          (33)
  Restricted stock issuances......               1                      11                                          12
  Restricted stock forfeitures....                                                                    (4)           (4)
  Options exercised...............      1        2                       9                            (1)           10
  Corporate restructuring.........   (124)    (372)                    612                   4        85           325
  Issuance of 8% Preferred
     Stock........................                       350                                                       350
  Distribution relating to
     Reorganization...............                                  (1,333)      (531)                          (1,864)
                                     ----    -----      ----       -------       ----      ---      ----       -------
December 31, 1998.................     --    $  --      $350       $   694       $ --      $--      $ --       $ 1,044
                                     ====    =====      ====       =======       ====      ===      ====       =======

                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Holding Company Reorganization

     Effective August 1, 1998, the Company reorganized into a holding company organizational structure, whereby EPEC, a Delaware corporation, became the corporate parent holding company. The holding company organizational structure was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of EPNG. In the merger, El Paso Energy Merger Company, a Delaware corporation and wholly owned subsidiary of EPEC, merged with and into EPNG, with EPNG as the surviving corporation. By virtue of the reorganization, EPNG became a direct, wholly owned subsidiary of EPEC, and all of EPNG's outstanding capital stock was converted, on a share for share basis, into capital stock of EPEC. As a result of such restructuring, each outstanding share of $3.00 par value common stock of EPNG was converted into one share of $3.00 par value common stock of EPEC, and each one-half outstanding preferred stock purchase right of EPNG was converted into one preferred stock purchase right of EPEC common stock, with such right representing the right to purchase one two-hundredth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock of EPEC. EPEC assumed ownership of the Trust (as defined in Note 6) as well as EPNG's obligations related to the Trust. See Note 6, Trust Preferred Securities for a further discussion. Also, as part of the reorganization, $66 million in cash and certain assets and liabilities associated with the equity compensation programs were transferred to EPEC, and EPEC became the successor to EPNG's previous shelf registration in the amount of $565 million.

     The December 31, 1998, stockholders' equity reflects the change in the number of shares outstanding, other reorganization related reclassifications, the transfer of ownership of the Trust, and the transfer of certain assets and liabilities as discussed above.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC effected a tax-free internal reorganization of its assets and operations and those of a majority of its subsidiaries in accordance with a private letter ruling received from the IRS. In the reorganization, a substantial number of subsidiaries (and their assets, liabilities and operations) were transferred to EPEC or other entities owned by EPEC. After giving effect to the reorganization, the Company's primary assets are its interstate pipeline systems known as the EPNG System and the MPC System. In the reorganization, EPNG or its subsidiaries transferred the following assets, liabilities, and operations to EPEC or other EPEC subsidiaries, and eliminated them from its consolidated financial statements: (i) its trading and marketing operations; (ii) its international operations; (iii) its field services operations; (iv) the interstate pipeline systems known as the TGP System, Midwestern System, and East Tennessee System; and (v) all subsidiaries with corporate operations. The total value of the assets, liabilities, and operations transferred was $1,864 million.

     The Company accomplished the reorganization primarily through a series of intercompany transactions, including a dividend of its interests in those subsidiaries transferred in the reorganization. The Company has treated the effect of the transfers as though they were discontinued operations as of December 31, 1998, and accordingly has reclassified all prior periods to reflect this treatment. Revenues related to those items treated as discontinued operations were $5,307 million, $5,117 million, and $2,501 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries of the Company after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholders' equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of the Company's non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

  Cash and Temporary Investments

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company has established a provision for losses on accounts and notes receivable, as well as for gas imbalances due from shippers and operators, which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary primarily under the specific identification method. The balances of this provision at December 31, 1998 and 1997, were $2 million and $3 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Natural gas imbalances are settled in cash or made up in-kind.

  Inventories

     Inventories, consisting of materials and supplies, are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $18 million and $65 million at December 31, 1998, and 1997, respectively. An allowance for both debt and equity funds used during construction of regulated projects is included in the cost of the Company's property, plant, and equipment.

     Accounting for a substantial portion of property, plant, and equipment is subject to regulation by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of the investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS

No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost of first party committing the asset to utility services. Construction cost includes direct labor and materials, as well as indirect charges such as overheads and allowance for funds used during construction. Replacements or betterments of major units of property are capitalized. Replacements or additions of minor units of property are expensed.

     Depreciation for regulated property, plant, and equipment is calculated using the composite method, except in the case of MPC which uses rates that reflect a levelized cost of service for a life of 25 years. The composite method groups assets with similar economic characteristics. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the salvage value. Currently, depreciation rates vary from 2 percent to 33 percent. This results in remaining economic lives of groups ranging from 2 to 36 years. Depreciation rates are reevaluated in conjunction with the rate making process.

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Additional acquisition cost assigned to utility plant primarily represents the excess of allocated purchase costs over historical costs that resulted from the 1983 acquisition of EPNG's former parent, The El Paso Company, by Burlington Northern Inc., the former parent of Burlington Resources Inc. These costs are being amortized on a straight-line basis using FERC approved rates.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

  Price Risk Management Activities

     The Company utilizes derivative financial instruments to manage interest rate risks associated with certain liabilities. These financial instruments are in the form of interest rate swaps, and changes in the market value are deferred until the gains or losses in the underlying item are recognized.

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

     On behalf of itself and all members filing in its consolidated federal income tax return, EPNG adopted a tax sharing policy (the "Policy") which provides, among other things, that (i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the Policy, EPNG paid all federal income taxes through 1998 directly to the IRS and will bill or refund, as applicable, its subsidiaries for their applicable portion of such income tax payments. The subsidiaries that were transferred to EPTPC as part of the tax-free internal reorganization will be included in the 1998 EPEC consolidated federal income tax return. These subsidiaries will continue to be included in the EPNG tax sharing policy through 1998. Starting in 1999, EPEC and its 80 percent or more owned subsidiaries, including the company, will file a consolidated federal income tax return.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement is effective for the financial statements for periods beginning after December 15, 1997. At December 31, 1998 and 1997, the Company had no items which would be treated as components of other comprehensive income.

  New Accounting Pronouncements Not Yet Adopted

  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for such costs, and also defines internal-use computer software. The statement is effective for fiscal years beginning after December 15, 1998. The application of this pronouncement will not have a material impact on the Company's financial position, results of operations, or cash flows.

  Reporting on the Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs to be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of this pronouncement. The statement is effective for fiscal years beginning after December 15, 1998. The application of this pronouncement will not have a material impact on the Company's financial position, results of operations, or cash flows.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all quarters in fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

2. FINANCING TRANSACTIONS

     The average interest rate of short-term borrowings was 5.8% and 5.9% at December 31, 1998, and 1997, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at December 31, 1998 and December 31, 1997, as follows:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Revolving Credit Facility...................................  $ --     $ 45
Commercial paper............................................   150      326
Other credit facilities.....................................    60       25
Current maturities of other long-term debt..................    58       26
                                                              ----     ----
                                                              $268     $422
                                                              ====     ====

     Long-term debt outstanding at December 31, 1998, and 1997, consisted of the following:

                                                               1998       1997
                                                              ------     ------
                                                                (IN MILLIONS)
Long-term debt
  EPNG
     Debentures due 1998 and 2012 through 2026, average
      effective interest rates of 8.3% in 1998 and 8.2% in
      1997, net of unamortized discount of $1.3 in 1998
      ($1.4 in 1997)........................................  $  459     $  475
     Notes due 1999 through 2003, average effective interest
      rates of 7.6% in 1997 and 7.4% in 1996, net of
      unamortized discount of $0.5 in 1998 ($0.7 in 1997)...     462        462
  MPC
     Project financing loan, due 1998 through March 2007,
      average effective interest rates of 9.7% in 1998 and
      9.4% in 1997..........................................     117        126
                                                              ------     ------
                                                               1,038      1,063
  Less current maturities...................................      58         26
                                                              ------     ------
          Total long-term debt..............................  $  980     $1,037
                                                              ======     ======

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

                                                              (IN MILLIONS)
                                                              -------------
1999........................................................     $   58
2000........................................................         11
2001........................................................         12
2002........................................................        228
2003........................................................        215
Thereafter..................................................        514
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $1,038
                                                                 ======

  Other Financing Arrangements

     In October 1997, EPNG established a new $750 million five-year revolving credit and competitive advance facility and a new $750 million 364-day renewable revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). The availability under the Revolving Credit Facility is expected to be used for general corporate purposes including, but not limited to, backstopping EPNG's and TGP's $1 billion commercial paper programs.

     In August 1998, EPEC became a guarantor of the Revolving Credit Facility. In October 1998, the $750 million 364-day portion of the Revolving Credit Facility was amended to extend the termination date to October 27, 1999. Further, in October 1998, the Revolving Credit Facility was amended to permit TGP to issue commercial paper, provided that the total amount of commercial paper outstanding at EPNG and TGP is equal to or less than the unused capacity under the Revolving Credit Facility. In December 1998, EPEC became a borrower under the Revolving Credit Facility. The interest rate is 40 basis points above LIBOR with the spread varying based on EPEC's long-term debt credit rating.

     The availability of borrowings under the Revolving Credit Facility is subject to specified conditions, which management believes the Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates).

     In March 1998, EPNG retired its outstanding 8 5/8% debentures in the amount of $17 million.

3. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1998, and 1997, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings and investments, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt with variable interest rates is the carrying value because of the variable nature of the respective debt's interest rate, and the fair value of debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues. The project financing debt is at market interest rates and therefore, the fair value of the project financing debt is representative of the carrying amount. The fair value of all derivative financial instruments is the estimated amount at which management believes the instruments could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party brokers or dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                               1998                     1997
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, excluding project financing........    $921       $1,010        $937       $1,009
  Project financing debt.............................     117          117         126          126

  MPC Swaps

     MPC has entered into interest rate swap agreements which effectively convert $114 million of floating-rate debt to fixed-rate debt. MPC makes payments to counterparties at fixed rates and in return receives payments at floating rates. The two swap agreements were entered into in March 1992 and have remaining terms of approximately 1 year and 3 years, respectively. This transaction is recorded using accrual accounting. Interest expense and cash requirements were $3 million higher in 1998, 1997, and 1996, respectively, as a result of these swaps.

4. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company's minimum annual rental commitments at December 31, 1998, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   1999.....................................................        $ 10
   2000.....................................................          11
   2001.....................................................          11
   2002.....................................................          12
   2003.....................................................          12
   Thereafter...............................................          47
                                                                    ----
          Total.............................................        $103
                                                                    ====

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $14 million due in the future under noncancelable subleases.

     Rental expense for operating leases for the years ended December 31, 1998, 1997, and 1996 was $10 million, $11 million, and $9 million, respectively.

  Guarantees

     At December 31, 1998, EPNG had guarantees of up to $555 million related to obligations of those entities which were treated as discontinued operations. Additionally, the Company had letters of credit of approximately $40 million outstanding at December 31, 1998, related to those operations.

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it seeks comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. Comments on the NOPR and NOI are due in April 1999, and it is unclear when and what action, if any, FERC will take in connection with the NOPR and NOI and the comments received in response to them.

     In June 1995, EPNG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPNG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996, through December 31, 1997. In April 1997, FERC approved EPNG's settlement as filed and determined that only the contesting party, Edison, should be severed for separate determination of the rates it ultimately pays EPNG. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order and the settlement was implemented effective July 1, 1997. Hearings to determine Edison's rates were completed in May 1998, and an initial decision was issued by the presiding ALJ in July 1998. EPNG and Edison have filed exceptions to the decision with FERC. If the ALJ's decision is affirmed by FERC, EPNG believes that the resulting rates to Edison would be such that no significant, if any, refunds in excess of the amounts reserved would be required. Pending the final outcome, Edison continues to pay the originally filed rates, subject to refund, and EPNG continues to provide a reserve for such potential refunds.

     Edison filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders, in which it challenged the propriety of FERC's approving the settlement over Edison's objections to the settlement as a customer of SoCal. In December 1998, the Court of Appeals issued its decision vacating and remanding FERC's order. EPNG will file a motion with FERC proposing procedures to address deficiencies which the Court of Appeals found in FERC's earlier orders. EPNG cannot predict the outcome with certainty, but it believes that FERC will ultimately approve the settlement.

     The rate settlement establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from the contract reductions and expirations referred to above, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In accordance with the terms of the rate settlement, EPNG's refund obligation (including interest) was approximately $194 million. EPNG refunded $61 million to customers in August 1997 and, in accordance with certain customers' elections, the remaining $133 million of refund obligation was applied towards their $295 million risk sharing obligation. Through December 31, 1998, an additional $94 million of the risk sharing obligation was paid and the remaining $68 million balance, including interest, will be collected by the end of 2003. From 1996 through December 31, 1998, $69 million of the risk sharing obligation had been recognized as revenue. The remaining unearned risk sharing amounts, totaling $226 million, excluding interest, will be recognized ratably through the year 2003.

     In addition to other arrangements to offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into three contracts with Dynegy for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 Bcf) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. EPNG realized $29 million in revenue in 1998 and anticipates realizing at least $41 million in revenues in 1999 (which are and will be subject to the revenue sharing provisions of the rate settlement) for this capacity. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 50 percent of the contracted volumes in each month in 1998 and on at least 72 percent of the contracted volumes each month in 1999. In the third quarter of 1999, EPNG intends to remarket this capacity pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but required EPNG to file modifications with FERC to the contracts clarifying the credits under the reservation reduction mechanism and the recall rights of certain capacity. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts which becomes available in the future. Several parties have protested EPNG's compliance filing and/or requested rehearing of FERC's June 1998 order. In June 1998, EPNG filed a letter agreement in compliance with the June 1998 FERC order. In September 1998, FERC issued an order accepting the letter agreement subject to EPNG making additional modifications. The additional modifications to the letter agreement required further clarification of credits available to Dynegy under the reservation reduction mechanism and the recall rights of certain capacity. In October 1998, EPNG filed a revised letter agreement with FERC and requested rehearing of the September 1998 order.

     Under the revenue sharing provisions of its rate case settlement, EPNG is obligated to return approximately $12 million of non-traditional revenues to certain customers. Approximately $5 million had been credited to such customers' transportation invoices at December 31, 1998, and the balance of the $7 million has been or will be credited ratably over January, February, and March 1999. At December 31, 1998, EPNG had a reserve for the $7 million.

     Under FERC procedures, take-or-pay cost recovery filings may be challenged by pipeline customers on prudence and certain other grounds. Certain parties sought review in the Court of Appeals of FERC's determination in an October 1992 order that certain buy-down/buy-out costs were eligible for recovery. In January 1996, the Court of Appeals remanded the order to FERC with direction to clarify the basis for its decision that the take-or-pay buy-down/buy-out costs were eligible for recovery. In March 1997, following a technical conference and the submission of statements of position and replies, FERC issued an order determining that the costs related to all but one of EPNG's disputed contracts were eligible for recovery. The costs ruled ineligible for recovery totaled approximately $3 million, including interest, and were refunded to customers in the second quarter of 1997. In October 1997, FERC issued an order denying the challenging parties' request for rehearing of the March 1997 order in most respects, but determined that the costs incurred pursuant to two additional EPNG contracts were ineligible for recovery. These costs, including interest, totaled approximately $9 million and were refunded to customers in February 1998. The challenging parties, which claim that EPNG should be required to refund up to an additional $31 million filed a petition for review of the FERC order in the Court of Appeals. In February 1999, the Court of Appeals affirmed FERC's October 1997 order.

     In November 1996, GPM Corporation filed a complaint, as amended, with FERC alleging that EPNG's South Carlsbad compression facilities were gathering facilities and were improperly functionalized by EPNG as transmission facilities. In accordance with the FERC orders, the South Carlsbad compressor facilities were transferred to EPFS in April 1998.

     In a November 1997 order, FERC reversed its previous decision and found that EPNG's Chaco Station should be functionalized as gathering, not transmission, facility and should be transferred to EPFS. FERC has denied all requests for rehearing. EPNG and two other parties filed petitions for review with the Court of Appeals. The matter has been briefed and will be argued in September 1999. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998.

     Pursuant to FERC Order No. 636, MPC filed its restructuring plan in November 1992. In March 1993, FERC issued an order essentially approving MPC's compliance filing, subject to changes, which were made in an amended restructuring plan in March 1993. Several of MPC's customers filed protests and requests for rehearing of the March 1993, order. The rehearing requests were denied, and FERC approved the amended restructuring plan in July 1993, with an effective date of August 1, 1993. In October 1993, FERC issued an order that denied requests for rehearing of the July 1993, order. Several of MPC's customers filed petitions for review of the March, July, and October 1993, orders with the Court of Appeals. The primary issue on appeal pertained to FERC's requirement that MPC's rates for firm transportation service be based upon a straight fixed variable ("SFV") rate design rather than a modified fixed variable ("MFV") rate design. The application of SFV rates requires MPC's existing firm shippers to pay a higher portion of their total transportation rate in the reservation component of the rate, increasing aggregate transportation revenues from other shippers. The appealing shippers contended that FERC's application of the SFV rate design to MPC unlawfully abrogates the rate provisions of MPC's service agreements and constitutes an unlawful rate increase. In July 1998, the Court of Appeals issued a decision which affirmed MPC's SFV rates.

     In February 1995, MPC made a filing with FERC seeking authorization to maintain its existing rates. In March 1995, FERC accepted the filing, established hearing procedures to determine the justness and reasonableness of the rates proposed by MPC, and allowed those rates to become effective as of March 30, 1995. In September 1995, MPC filed a settlement of its rate filing supported by FERC staff and a majority of its firm transportation customers. The settlement continues MPC's rates at existing levels for a 5-year period. FERC approved the settlement agreement as it relates to the supporting parties in December 1995. Two of MPC's firm customers did not enter into the settlement and are not bound by its terms. Those customers raised numerous cost-of-service, rate design, and engineering design and prudence issues, which were the subject of an evidentiary hearing before an ALJ in April 1996. The ALJ issued an initial decision in December 1996, which sustained MPC's filed cost-of-service and rate design elements in some respects and adopted the contesting parties' position on cost-of-service and rate design issues in others. In January 1997, both MPC and the contesting parties filed exceptions to certain findings and conclusions of the December 1996 decision. In an order issued in November 1997, FERC granted most of the exceptions to the December 1996 decision sought by MPC and approved a cost of service somewhat higher than that underlying MPC's settlement rates. Under the order, MPC is not required to reduce its rates and has no refund liability. The contesting parties have sought rehearing on the rates. MPC sought rehearing on a limited issue. In June 1998, FERC denied all of the rehearing requests and accepted MPC's compliance filing implementing the rates approved in its earlier order, subject to a minor modification.

  FERC Compliance Audits

     EPNG and MPC as interstate pipelines, are subject to FERC audits of their books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its audit report in 1999. In addition, EPNG's property retirements are currently under review by the FERC audit staff.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPNG, TransAmerican Natural Gas Corporation ("TransAmerican"), and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPNG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPNG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. EPNG filed a motion for summary judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statutes of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPNG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In February 1998, EPNG filed a motion for summary judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPNG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. In August 1998, the court denied Stone's motion for a new trial seeking reconsideration of that ruling. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. The TransAmerican trial is set to commence in September 1999. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     EPNG has been named a defendant in United States ex rel Grynberg v. El Paso Natural Gas Company, et al. Generally, the complaint in this motion alleges an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. government of royalties. The complaint remains sealed. The Company believes the complaint to be without merit.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1998, the Company had a reserve of approximately $23 million for expected remediation costs and associated onsite, offsite and groundwater technical studies which the Company anticipates incurring through 2027.

     In addition, the Company estimates that it will make capital expenditures for environmental matters of approximately $9 million relating to compliance with air regulations.

     EPNG has been designated, has received notice that it could be designated, or has been asked for information to determine whether it could be designated as a PRP with respect to 5 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1998, the Company has estimated its share of the remediation costs at these sites to be between $16 million and $20 million and has provided reserves that it believes are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome.

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

     Management is not aware of other commitments or contingent liabilities which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

5. INCOME TAXES

     The following table reflects the components of income tax expense from continuing operations for the years ended December 31:

                                                              1998     1997     1996
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $13      $ 57     $ 44
  State.....................................................    3        14       10
                                                              ---      ----     ----
                                                               16        71       54
                                                              ---      ----     ----
Deferred
  Federal...................................................   37        (7)     (45)
  State.....................................................    5        (4)      (6)
                                                              ---      ----     ----
                                                               42       (11)     (51)
                                                              ---      ----     ----
          Total tax expense.................................  $58      $ 60     $  3
                                                              ===      ====     ====

     Tax expense of the Company from continuing operations differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                                1998     1997     1996
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
Tax expense at the statutory federal rate of 35%...........     $52      $52      $ 2
Increase (decrease)
  State income tax, net of federal income tax benefit......       5        6        3
  Contribution of appreciated property.....................      --       --       (3)
  Other....................................................       1        2        1
                                                                ---      ---      ---
Income tax expense.........................................     $58      $60      $ 3
                                                                ===      ===      ===
Effective tax rate.........................................     39%      40%      50%
                                                                ===      ===      ===

     Total income tax expense related to those assets, liabilities, and operations treated as discontinued operations as a result of the tax-free internal reorganization was $74 million, $69 million, and $22 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following table reflects the components of the net deferred tax liabilities from continuing operations at December 31:

                                                              1998     1997
                                                              ----     ----
                                                              (IN MILLIONS)
Deferred tax assets
  Accrual for regulatory issues.............................  $157     $157
  Other liabilities.........................................   196      209
                                                              ----     ----
          Total deferred tax asset..........................   353      366
                                                              ----     ----
Deferred tax liabilities
  Property, plant, and equipment............................   394      376
  Regulatory and other assets...............................   131      134
                                                              ----     ----
          Total deferred tax liability......................   525      510
                                                              ----     ----
Net deferred tax liability(a)...............................  $172     $144
                                                              ====     ====

---------------

(a) As of December 31, 1997, $1 million of deferred tax liabilities are included in other current liabilities in the Consolidated Balance Sheets.

     As of December 31, 1998, approximately $1 million of alternative minimum tax credits were available to offset future regular tax liabilities. These alternative minimum tax credit carryovers have no expiration date.

6. TRUST PREFERRED SECURITIES

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

7. EMPLOYEE SEPARATION AND ASSET IMPAIRMENT CHARGE

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

8. RETIREMENT BENEFITS

  Pension Benefits

     Prior to January 1, 1997, EPEC maintained a defined benefit pension plan covering substantially all employees of EPNG. Pension benefits were based on years of credited service and final 5-year average compensation, subject to maximum limitations as defined in the pension plan.

     Effective January 1, 1997, EPEC amended the plan to provide benefits determined by a cash balance formula. Employees who were participants on December 31, 1996, receive the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001.

  Other Postretirement Benefits

     EPNG provides postretirement medical benefits for a closed group of employees who retired on or before March 1, 1986, and limited postretirement life insurance for employees who retired after January 1, 1985. As such, EPNG's obligation to accrue for other postretirement employee benefits ("OPEB") is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is pre-funded to the extent employer contributions are recoverable through rates. To the extent actual OPEB costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded.

     Several plan amendments were made effective January 1, 1998, including increases in deductibles, increases in out-of-pocket limits, and changes to the prescription drug provisions. These changes resulted in a $9 million decrease in the postretirement benefits obligation.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status, and components of net periodic benefit cost for other postretirement benefits. In 1998, the Company changed the measurement date for measuring OPEB obligations from December 31 to September 30. Traditionally, timing of the receipt of this information has limited the Company's ability to maximize planning and budgeting opportunities with respect to projected costs of its various plans. The Company changed its benefit reporting date to facilitate the planning process and gather necessary financial reporting information in a more timely manner. Management believes the date change is preferable to the method previously employed. This change in measurement date has been accounted for as a change in accounting principle and had no material cumulative effect on retirement benefit expense for the current or prior periods.

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Actuarial present value of benefit obligation at January
     1,.....................................................  $ 67     $ 74
  Interest cost.............................................     6        4
  Plan amendments...........................................    (9)      --
  Actuarial (gain) or loss..................................    29       (5)
  Benefits paid.............................................    (4)      (6)
                                                              ----     ----
  Actuarial present value of benefit obligation for 1998 at
     September 30 and for 1997 at December 31...............  $ 89     $ 67
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at January 1,...................  $ 48     $ 37
  Actual return on plan assets..............................     3        7
  Employer contributions....................................     8       10
  Benefits paid.............................................    (4)      (6)
                                                              ----     ----
  Fair value of plan assets for 1998 at September 30 and for
     1997 at December 31....................................  $ 55     $ 48
                                                              ====     ====

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Reconciliation of funded status
  Funded status for 1998 at September 30 and for 1997 at
     December 31............................................  $(34)    $(19)
  Fourth quarter contributions..............................     3       --
  Unrecognized net actuarial gain...........................   (14)     (43)
  Unrecognized net transition obligation....................    54       70
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $  9     $  8
                                                              ====     ====

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----    ------    ------
                                                                    (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................   $ 6      $  4      $  6
  Expected return on plan assets............................    (3)       (2)       (2)
  Amortization of net actuarial gain........................    --        (4)       (2)
  Amortization of transition obligation.....................     7         9         9
                                                               ---      ----      ----
  Net benefit cost..........................................   $10      $  7      $ 11
                                                               ===      ====      ====

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Weighted average assumptions
  Discount rate.............................................      6.75%          7.00%
  Expected return on plan assets............................      7.50%          8.50%

     Actuarial estimates for the Company's postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent through 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost for 1998 at
     September 30 and for 1997 at December 31...............  $ 0.5    $ 0.4
  Accumulated Postretirement Benefit Obligation for 1998 at
     September 30 and for 1997 at December 31...............  $ 7.3    $ 5.7
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost for 1998 at
     September 30 and for 1997 at December 31...............  $(0.4)   $(0.4)
  Accumulated Postretirement Benefit Obligation for 1998 at
     September 30 and for 1997 at December 31...............  $(6.7)   $(5.2)

  Retirement Savings Plan

     EPNG's employees participate in EPEC's defined contribution plan.

9. PREFERRED STOCK

     In December 1998, the Company issued 500,000 shares of 8% Preferred Stock to EPEC. The proceeds of $350 million were used to reduce outstanding debt of the Company. EPEC is entitled to receive dividends at the rate of 8% of the liquidation value of $700 per share annually. On or after January 1, 2003, the shares of the 8% Preferred Stock shall be redeemable at the option of the Company, in whole or in part, upon not less than 30 days' notice at a redemption price of $700 per share, plus unpaid dividends.

10. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,417    $2,454
Less accumulated depreciation and depletion.................     961       940
                                                              ------    ------
                                                               1,456     1,514
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      81        83
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,537    $1,597
                                                              ======    ======

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                            1998      1997      1996
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Interest..................................................  $138      $129      $89
Income tax payments.......................................    20        54       58

12. TRANSACTIONS WITH AFFILIATES

  General and Administrative Expenses

     EPEC allocates certain general and administrative expenses to the Company. The allocation is based on the estimated level of effort devoted to the Company's operations and relative size based on revenues, gross property and payroll. Costs allocated to the Company included in operation and maintenance expense in the Consolidated Income Statements were $84 million, $51 million, and $48 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Accounts Receivable and Accounts Payable -- Affiliated Companies

     Balances in accounts receivable and accounts payable -- affiliated companies relate to activities in the normal course of business.

13. EMPLOYEE SEPARATION AND ASSET IMPAIRMENT CHARGE

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

14. SEGMENT INFORMATION

     The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. The EPNG system serves California, which is its single largest market, and also serves markets in Nevada, Arizona, New Mexico, Texas, Oklahoma, and northern Mexico. The EPNG system delivers natural gas from the San Juan Basin of northern New Mexico and southern Colorado, and also accesses natural gas supplies in the Permian and Anadarko Basins of west Texas. The MPC system is connected with the EPNG transmission system of Topock, Arizona and Kern River Gas Transmission Company in California and extends to customers in the vicinity of Bakersfield, California. Management of the Company evaluates the EPNG and MPC systems' performance, based on EBIT.

     The Company had combined gross revenues from 4 customers that exceeded 50 percent of consolidated operating revenue for the year ended December 31, 1998. The 4 customers, and their respective percentages of consolidated operating revenue are SoCal: 23 percent, Southwest Gas Corporation: 11 percent, Burlington Resources Inc.: 10 percent, and Texaco Natural Gas Inc.: 9 percent.

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              OPERATING      OPERATING       NET
                          QUARTER                             REVENUES        INCOME        INCOME
                          -------                             ---------      ---------      ------
                                                                           (IN MILLIONS)
1998 1st....................................................    $115           $ 50          $ 58
      2nd...................................................     124             57            55
      3rd...................................................     118             57            60
      4th...................................................     118             49            77
                                                                ----           ----          ----
                                                                $475           $213          $250
                                                                ====           ====          ====
1997 1st....................................................    $129           $ 61          $ 52
      2nd...................................................     126             70            44
      3rd...................................................     131             58            43
      4th...................................................     135             51            47
                                                                ----           ----          ----
                                                                $521           $240          $186
                                                                ====           ====          ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of El Paso Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14. (a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
March 9, 1999

                                  SCHEDULE II

                          EL PASO NATURAL GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN MILLIONS)

                 COLUMN A                    COLUMN B          COLUMN C           COLUMN D    COLUMN E
                 --------                   ----------   ---------------------   ----------   ---------
                                            BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                            BEGINNING    COSTS AND    TO OTHER                 AT END
               DESCRIPTION                  OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
               -----------                  ----------   ----------   --------   ----------   ---------
1998
  Allowance for doubtful accounts.........     $  3         $ --        $ --        $  1        $  2
1997
  Allowance for doubtful accounts.........     $  5         $  1        $ (1)       $  2        $  3
1996
  Allowance for doubtful accounts.........     $  6         $ --        $ --        $  1        $  5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management;" and Item 13, "Certain Relationships and Related Transaction," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................   10
     Consolidated Balance Sheets............................   11
     Consolidated Statements of Cash Flows..................   12
     Consolidated Statements of Stockholders' Equity........   13
     Notes to Consolidated Financial Statements.............   14
     Report of independent accountants......................   31

2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......   32
     Schedules other than that listed above are omitted
      because they are not applicable

3. Exhibit list.............................................   34

     (b) REPORTS ON FORM 8-K:

     On October 16, 1998, EPNG filed a report under Item 5 on Form 8-K, dated October 16, 1998 with respect to the tax-free internal reorganization.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1998

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 by and among EPNG, El Paso Merger Company and
                            EPTPC (Exhibit 2.A to EPNG's Registration Statement on
                            Form S-4, filed August 27, 1996, File No. 333-10911).
         *3.A            -- Restated Certificate of Incorporation of EPNG dated
                            August 3, 1998 as amended.
          3.B            -- By-laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's Form 10-Q, filed November 13, 1997, File No.
                            1-2700).
         *4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022.
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.A to EPEC's
                            Form 10-Q, filed November 12, 1998, File No. 1-143650
                            (the "EPEC 1998 Third Quarter 10-Q")); First Amendment to
                            the $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, among EPNG,
                            TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                            Guaranty Trust Company of New York, and certain other
                            banks (Exhibit 10.B to the EPEC 1998 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to the EPEC
                            1998 Third Quarter 10-Q); First Amendment to the $750
                            million 5-Year Revolving Credit and Competitive Advance
                            Facility dated as of October 9, 1998, among EPNG, TGP,
                            The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty
                            Trust Company of New York, and certain other banks
                            (Exhibit 10.E to the EPEC 1998 Third Quarter 10-Q).
        *18              -- Letter Regarding Change in Accounting Principles.
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *27              -- Financial Data Schedule.

UNDERTAKING.

     The undersigned Registrant hereby undertakes, pursuant to Regulation S-K,
Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Registrant and its consolidated subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 1999.

                                           EL PASO NATURAL GAS COMPANY
                                                     Registrant

                                            By     /s/ WILLIAM A. WISE

                                            ------------------------------------
                                                      William A. Wise
                                                   Chairman of the Board,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ WILLIAM A. WISE                   Chairman of the Board, Chief     March 18, 1999
-----------------------------------------------------    Executive Officer and
                  (William A. Wise)                      Director

               /s/ RICHARD OWEN BAISH                  President and Director           March 18, 1999
-----------------------------------------------------
                (Richard Owen Baish)

                 /s/ H. BRENT AUSTIN                   Executive Vice President, Chief  March 18, 1999
-----------------------------------------------------    Financial Officer and
                  (H. Brent Austin)                      Director

                /s/ JEFFREY I. BEASON                  Vice President and Controller    March 18, 1999
-----------------------------------------------------    (Chief Accounting Officer)
                 (Jeffrey I. Beason)

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 by and among EPNG, El Paso Merger Company and
                            EPTPC (Exhibit 2.A to EPNG's Registration Statement on
                            Form S-4, filed August 27, 1996, File No. 333-10911).
         *3.A            -- Restated Certificate of Incorporation of EPNG dated
                            August 3, 1998 as amended.
          3.B            -- By-laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's Form 10-Q, filed November 13, 1997, File No.
                            1-2700).
         *4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022.
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.A to EPEC's
                            Form 10-Q, filed November 12, 1998, File No. 1-143650
                            (the "EPEC 1998 Third Quarter 10-Q")); First Amendment to
                            the $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, among EPNG,
                            TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                            Guaranty Trust Company of New York, and certain other
                            banks (Exhibit 10.B to the EPEC 1998 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to the EPEC
                            1998 Third Quarter 10-Q); First Amendment to the $750
                            million 5-Year Revolving Credit and Competitive Advance
                            Facility dated as of October 9, 1998, among EPNG, TGP,
                            The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty
                            Trust Company of New York, and certain other banks
                            (Exhibit 10.E to the EPEC 1998 Third Quarter 10-Q).
        *18              -- Letter Regarding Change in Accounting Principles.
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *27              -- Financial Data Schedule.