Form 10-K405/A
period 1998-12-31
EL PASO NATURAL GAS CO
filed 1999-04-06
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY
                                EXPLANATORY NOTE

     El Paso Natural Gas Company hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to include for the following periods Restated Financial Data Schedules as a result of a tax-free internal reorganization effected by the parent company, El Paso Energy Corporation:

Year Ended December 31, 1997
Year Ended December 31, 1996
Quarter Ended March 31, 1998
Quarter Ended June 30, 1998
Quarter Ended September 30, 1998
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997

     Accordingly, the undersigned hereby amends the Exhibit Index of its Annual Report on Form 10-K for the year ended December 31, 1998, by inserting in the
Exhibit Index Exhibits 27(2) through 27(9) filed herewith. All exhibits other than Exhibits 27(2) through 27(9) that are marked with an asterisk (*) in the Exhibit List were filed with the registrant's Form 10-K on March 22, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EL PASO NATURAL GAS COMPANY

Date: April 5, 1999                                        /s/ JEFFREY I. BEASON
                                               ----------------------------------------------
                                                             Jeffrey I. Beason
                                                       Vice President and Controller
                                                         (Chief Accounting Officer)

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


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 by and among EPNG, El Paso Merger Company and
                            EPTPC (Exhibit 2.A to EPNG's Registration Statement on
                            Form S-4, filed August 27, 1996, File No. 333-10911).
         *3.A            -- Restated Certificate of Incorporation of EPNG dated
                            August 3, 1998 as amended.
          3.B            -- By-laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's Form 10-Q, filed November 13, 1997, File No.
                            1-2700).
         *4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022.
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.A to EPEC's
                            Form 10-Q, filed November 12, 1998, File No. 1-143650
                            (the "EPEC 1998 Third Quarter 10-Q")); First Amendment to
                            the $750 million 364-Day Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, among EPNG,
                            TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                            Guaranty Trust Company of New York, and certain other
                            banks (Exhibit 10.B to the EPEC 1998 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to the EPEC
                            1998 Third Quarter 10-Q); First Amendment to the $750
                            million 5-Year Revolving Credit and Competitive Advance
                            Facility dated as of October 9, 1998, among EPNG, TGP,
                            The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty
                            Trust Company of New York, and certain other banks
                            (Exhibit 10.E to the EPEC 1998 Third Quarter 10-Q).
        *18              -- Letter Regarding Change in Accounting Principles.
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *27(1)           -- Financial Data Schedule for the Year ended December 31,
                            1998.
        *27(2)           -- Financial Data Schedule for the Year Ended December 31,
                            1997.
        *27(3)           -- Financial Data Schedule for the Year Ended December 31,
                            1996.
        *27(4)           -- Financial Data Schedule for the Quarter Ended March 31,
                            1998.
        *27(5)           -- Financial Data Schedule for the Quarter Ended June 30,
                            1998.
        *27(6)           -- Financial Data Schedule for the Quarter Ended September
                            30, 1998.
        *27(7)           -- Financial Data Schedule for the Quarter Ended March 31,
                            1997.
        *27(8)           -- Financial Data Schedule for the Quarter Ended June 30,
                            1997.
        *27(9)           -- Financial Data Schedule for the Quarter Ended September
                            30, 1997.

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