Form 10-Q
period 1999-03-31
EL PASO NATURAL GAS CO
filed 1999-05-13
CIK 31986

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-2700
                             ---------------------
                          EL PASO NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      74-0608280
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
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

     Common Stock, par value $1.00 per share. Shares outstanding on May 12, 1999: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                           DEFINITIONS
                                           -----------
ALJ...................  Administrative Law Judge
Company...............  El Paso Natural Gas Company and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EPEC..................  El Paso Energy Corporation, the parent company of El Paso Natural Gas
                        Company
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
EPNG..................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso Energy
                        Corporation
FERC..................  Federal Energy Regulatory Commission
PRP(s)................  Potentially responsible party(ies)
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              1999      1998
                                                              -----     -----
Operating revenues..........................................  $118      $115
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    38        40
  Depreciation, depletion, and amortization.................    16        16
  Taxes, other than income taxes............................     8         9
                                                              ----      ----
                                                                62        65
                                                              ----      ----
Operating income............................................    56        50
                                                              ----      ----
Other (income) and expense
  Non-affiliated interest and debt expense..................    26        31
  Affiliated interest income, net...........................   (12)      (10)
  Other -- net..............................................    --        (2)
                                                              ----      ----
                                                                14        19
                                                              ----      ----
Income before income taxes and discontinued operations......    42        31
Income tax expense..........................................    16        12
                                                              ----      ----
Income before discontinued operations.......................    26        19
Discontinued operations, net of income tax..................    --        39
                                                              ----      ----
Net income..................................................  $ 26      $ 58
                                                              ====      ====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets
  Cash and temporary investments............................    $   11          $    9
  Accounts and notes receivable, net........................     1,236           1,107
  Materials and supplies....................................        28              28
  Other.....................................................         6               7
                                                                ------          ------
          Total current assets..............................     1,281           1,151
Property, plant, and equipment, net.........................     1,531           1,537
Other.......................................................        95              98
                                                                ------          ------
          Total assets......................................    $2,907          $2,786
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................    $   42          $   34
  Short-term borrowings (including current maturities of
     long-term debt)........................................       358             268
  Other.....................................................       140             117
                                                                ------          ------
          Total current liabilities.........................       540             419
                                                                ------          ------
Long-term debt, less current maturities.....................       975             980
                                                                ------          ------
Other.......................................................       329             343
                                                                ------          ------
Commitments and contingencies (See Note 3)
Stockholder's equity
  Preferred stock, 1,000,000 shares authorized; 8% par value
     $0.01 per share: 500,000 shares issued; stated at
     liquidation value......................................       350             350
  Common stock, par value $1 per share; authorized 1,000
     shares; issued 1,000...................................        --              --
  Additional paid-in capital................................       694             694
  Retained earnings.........................................        19              --
                                                                ------          ------
          Total stockholder's equity........................     1,063           1,044
                                                                ------          ------
          Total liabilities and stockholder's equity........    $2,907          $2,786
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

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  26    $  58
  Less income from discontinued operations, net of income
     tax....................................................     --       39
                                                              -----    -----
Income from continuing operations...........................     26       19
  Adjustments to reconcile net income to net cash from
     operating activities...................................
     Depreciation, depletion, and amortization..............     16       16
     Deferred income taxes..................................     (1)       4
     Other..................................................     (8)      (3)
  Working capital changes...................................    115      (72)
  Other.....................................................     (7)     (20)
                                                              -----    -----
     Cash provided by (used in) continuing operations.......    141      (56)
     Cash provided by discontinued operations...............     --      166
                                                              -----    -----
          Net cash provided by operating activities.........    141      110
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................     (5)      (4)
  Net change in advances to EPEC............................   (219)    (152)
  Cash used in investing activities by discontinued
     operations.............................................     --     (162)
                                                              -----    -----
          Net cash used in investing activities.............   (224)    (318)
                                                              -----    -----
Cash flows from financing activities
  Net commercial paper borrowings (repayments)..............     20      (72)
  Other credit facilities borrowings........................    165       --
  Other credit facilities repayments........................    (95)     (45)
  Long-term debt retirements................................     (5)     (21)
  Net proceeds from an affiliated note issuance.............     --      335
  Dividends paid on common stock............................     --      (22)
  Other.....................................................     --        8
  Cash used in financing activities by discontinued
     operations.............................................     --      (18)
                                                              -----    -----
          Net cash provided by financing activities.........     85      165
                                                              -----    -----
Increase (decrease) in cash and temporary investments.......      2      (43)
  Less decrease in cash and temporary investments related to
     discontinued operations................................     --      (14)
                                                              -----    -----
Increase (decrease) in cash and temporary investments from
  continuing operations.....................................      2      (29)
Cash and temporary investments
  Beginning of period.......................................      9       62
                                                              -----    -----
  End of period.............................................  $  11    $  33
                                                              =====    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 1999, and for the quarters ended March 31, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to discounted operations as described below, are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization. The Company has treated the assets and operations distributed to EPEC or other subsidiaries of EPEC in the tax-free internal reorganization as though they were discontinued operations as of December 31, 1998. Accordingly, the information for the quarter ended March 31, 1998, in these financial statements has been restated as though the transactions occurred on January 1, 1998. Revenues related to those items treated as discontinued operations were $1,504 million for the quarter ended March 31, 1998.

2. FINANCING TRANSACTIONS

     The average interest rate of short-term borrowings was 5.0% and 5.8% at March 31, 1999, and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long term debt, at March 31, 1999, and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $170     $150
Other credit facilities.....................................   130       60
Current maturities of long-term debt........................    58       58
                                                              ----     ----
                                                              $358     $268
                                                              ====     ====

     During the first quarter of 1999, the Company accrued $7 million in dividends payable on its 8% preferred stock.

     In May 1999, EPEC issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Approximately $70 million of the proceeds were used to repay a portion of EPNG's outstanding commercial paper.

3. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. The Company provided comments on the NOPR and NOI in April 1999. It is not known when FERC will act on the NOPR and NOI.

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

     Edison filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders, in which it challenged the propriety of FERC's approving the settlement over Edison's objections to the settlement as a customer of Southern California Gas Company. In December 1998, the Court of Appeals issued its decision vacating and remanding FERC's order. In April 1999, FERC issued an order requiring the parties to submit briefs setting forth their positions as to whether FERC can approve the settlement over Edison's continuing objections. EPNG cannot predict the outcome with certainty, but it believes that FERC will ultimately approve the settlement.

     The rate settlement establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from certain contract reductions and expirations identified in the settlement, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. Through March 31, 1999, approximately $231 million of the risk sharing obligation had been paid, and the remaining balance of $64 million will be collected by the end of 2003. At March 31, 1999, the balance of the unearned risk sharing revenue was $215 million. This amount will be recognized ratably through the year 2003.

     In addition to other arrangements to offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into three contracts with Dynegy Inc. ("Dynegy") for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 billion cubic feet) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. EPNG realized $11 million in revenue in the first quarter of 1999 and anticipates realizing at least $32 million in revenues during the remainder of 1999. Such revenue is subject to the revenue sharing provisions of the rate settlement. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 72 percent of the contracted volumes each month in 1999. In the third quarter of 1999, EPNG intends to remarket this capacity pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and subject to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but required EPNG to file modifications with FERC to the contracts clarifying the credits under the reservation reduction mechanism and the recall rights of certain capacity. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts which becomes available in the future. Several parties have protested EPNG's compliance filing and/or requested rehearing of FERC's June 1998 order. In June 1998, EPNG filed a letter agreement in compliance with the June 1998 FERC order. In September 1998, FERC issued an order accepting the letter agreement subject to EPNG making additional modifications. The additional modifications to the letter agreement required further clarification of credits available to Dynegy under the reservation reduction mechanism and the recall rights of certain capacity. In October 1998, EPNG filed a revised letter agreement with FERC and requested rehearing of the September 1998 order. The issue is pending before FERC.

     Under the revenue sharing provisions of its rate case settlement, EPNG was obligated to return approximately $12 million of non-traditional fixed cost revenues earned in 1998 to certain customers. This amount was credited to those customers' transportation invoices between October 1998 and March 1999. EPNG continues to reserve for the revenue sharing provisions. At March 31, 1999, EPNG had a reserve of $4 million for additional amounts, which are expected to be credited to customer accounts during the period September 1999 through March 2000.

     In a November 1997 order, FERC reversed its previous decision and found that EPNG's Chaco Station should be functionalized as a gathering, not transmission, facility and should be transferred to EPFS. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. EPNG and others contested FERC's functionalization ruling and other parties contested FERC's determination of the impact of the functionalization ruling on the treatment of the Chaco Station costs in the rate settlement. The matter has been briefed and will be argued in September 1999.

     As an interstate pipeline, EPNG is subject to FERC audits of its books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in 1999. As part of an industry-wide initiative, EPNG's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolution of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPNG, TransAmerican Natural Gas Corporation ("TransAmerican"), and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPNG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPNG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. EPNG filed a motion for summary judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statues of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPNG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In March 1999, the court ruled in EPNG's favor, denying TransAmerican's summary judgment motion which sought to dismiss EPNG's counterclaims. In April 1999, EPNG filed a motion for partial summary judgment as to TransAmerican's claims of fraud, tortious interference and civil conspiracy. The motion is currently set for hearing in June 1999. The TransAmerican trial is set to commence in September 1999. In February 1998, EPNG filed a motion for summary judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPNG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. In August 1998, the court denied Stone's motion for a new trial seeking reconsideration of that ruling. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     EPNG has been named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it does not intend to intervene in these actions. The Company believes the complaint to be without merit.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 1999, the Company had reserves of approximately $22 million for expected environmental costs.

     Capital expenditures are expected to be approximately $9 million in total for the years 2000 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 5 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserve is adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1999, and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,412    $2,417
Less accumulated depreciation and depletion.................     961       961
                                                              ------    ------
                                                               1,451     1,456
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      80        81
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,531    $1,537
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all quarters in fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A, and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                                    GENERAL

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries. After giving effect to the reorganization, the Company's primary assets are its interstate pipeline systems known as the EPNG System and the Mojave Pipeline Company System. See
Note 1 for a further discussion of the tax-free internal reorganization.

                        RESULTS OF CONTINUING OPERATIONS

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1999     1998
                                                              ----     ----
                                                              (IN MILLIONS)
Operating revenues..........................................  $118     $115
Operating expenses..........................................   (62)     (65)
Other -- net................................................    --        2
                                                              ----     ----
  EBIT......................................................  $ 56     $ 52
                                                              ====     ====

     Operating revenues for the quarter ended March 31, 1999, were $3 million higher than for the same period of 1998 primarily due to an increase in non-traditional revenues, including revenues from the sale of capacity to Dynegy.

     Operating expenses for the quarter ended March 31, 1999, were $3 million lower than for the same period of 1998 primarily due to lower fuel costs, partially offset by an increase in operation and maintenance expenses.

  NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 1999, was $5 million lower than for the same period of 1998 primarily due to lower average principal balances on commercial paper and other credit facilities in 1999.

  AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended March 31, 1999, was $2 million higher than for the same period of 1998 primarily due to increased advances to EPEC.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company is participating in EPEC's Year 2000 project. Accordingly, the Company is taking steps to mitigate any adverse effects of the Year 2000 date change on our customers and business operations including the assessment, remediation, testing of our applications, hardware and software, and the implementation of necessary changes. Nevertheless, our failure, or the failure of third-parties with whom we deal, to achieve Year 2000 compliance may adversely affect our business. For more information regarding the Year 2000 compliance project, see EPEC's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Restated Certificate of Incorporation of EPNG, dated May
                            11, 1999.
          27             -- Financial Data Schedule.

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of EPNG and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of EPNG and its consolidated subsidiaries.

     b. Reports on Form 8-K

          EPNG filed a report under Item 2 on Form 8-K, dated January 14, 1999, with respect to the tax-free internal reorganization.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: May 13, 1999                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 13, 1999                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           -- Restated Certificate of Incorporation of EPNG, dated May
                            11, 1999.
          27             -- Financial Data Schedule.