Form 10-Q
period 1999-06-30
EL PASO NATURAL GAS CO
filed 1999-08-12
CIK 31986

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Common Stock, par value $1.00 per share. Shares outstanding on August 10, 1999: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER     SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,      JUNE 30,
                                                              -----------   -----------
                                                              1999   1998   1999   1998
                                                              ----   ----   ----   ----
Operating revenues..........................................  $121   $124   $239   $239
                                                              ----   ----   ----   ----
Operating expenses
  Operation and maintenance.................................    44     46     82     86
  Depreciation, depletion, and amortization.................    15     15     31     31
  Taxes, other than income taxes............................     8      6     16     15
                                                              ----   ----   ----   ----
                                                                67     67    129    132
                                                              ----   ----   ----   ----
Operating income............................................    54     57    110    107
                                                              ----   ----   ----   ----
Other (income) and expense
  Non-affiliated interest and debt expense..................    29     28     55     59
  Affiliated interest income, net...........................   (16)   (11)   (28)   (21)
  Other -- net..............................................    --     --     --     (2)
                                                              ----   ----   ----   ----
                                                                13     17     27     36
                                                              ----   ----   ----   ----
Income before income taxes and discontinued operations......    41     40     83     71
Income tax expense..........................................    16     15     32     27
                                                              ----   ----   ----   ----
Income before discontinued operations.......................    25     25     51     44
Discontinued operations, net of income taxes................    --     30     --     69
                                                              ----   ----   ----   ----
Net income..................................................  $ 25   $ 55   $ 51   $113
                                                              ====   ====   ====   ====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $    9          $    9
  Accounts and notes receivable, net........................     1,289           1,107
  Materials and supplies....................................        27              28
  Other.....................................................         6               7
                                                                ------          ------
          Total current assets..............................     1,331           1,151
Property, plant, and equipment, net.........................     1,523           1,537
Other.......................................................        93              98
                                                                ------          ------
          Total assets......................................    $2,947          $2,786
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................    $   35          $   34
  Short-term borrowings (including current maturities of
     long-term debt)........................................       357             268
  Other.....................................................       163             117
                                                                ------          ------
          Total current liabilities.........................       555             419
                                                                ------          ------
Long-term debt, less current maturities.....................       975             980
                                                                ------          ------
Other.......................................................       336             343
                                                                ------          ------
Commitments and contingencies (See Note 3)
Stockholder's equity
  Preferred stock, 1,000,000 shares authorized; 8% par value
     $0.01 per share: 500,000 shares issued; stated at
     liquidation value......................................       350             350
  Common stock, par value $1 per share; authorized 1,000
     shares; issued 1,000...................................        --              --
  Additional paid-in capital................................       694             694
  Retained earnings.........................................        37              --
                                                                ------          ------
          Total stockholder's equity........................     1,081           1,044
                                                                ------          ------
          Total liabilities and stockholder's equity........    $2,947          $2,786
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

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  51    $ 113
  Less income from discontinued operations, net of income
     taxes..................................................     --       69
                                                              -----    -----
Income from continuing operations...........................     51       44
  Adjustments to reconcile net income to net cash from
     operating activities...................................
     Depreciation, depletion, and amortization..............     31       31
     Deferred income taxes..................................      8        9
     Other..................................................    (15)      (4)
  Working capital changes...................................    127      (75)
  Other.....................................................      1       (5)
                                                              -----    -----
     Cash provided by continuing operations.................    203        -
     Cash provided by discontinued operations...............     --      282
                                                              -----    -----
          Net cash provided by operating activities.........    203      282
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................    (14)     (14)
  Net change in advances to EPEC............................   (274)    (224)
  Other.....................................................      1        3
  Cash used in investing activities by discontinued
     operations.............................................     --     (180)
                                                              -----    -----
          Net cash used in investing activities.............   (287)    (415)
                                                              -----    -----
Cash flows from financing activities
  Net commercial paper borrowings (repayments)..............     79       (6)
  Other credit facilities borrowings........................    382       --
  Other credit facilities repayments........................   (372)      --
  Long-term debt retirements................................     (5)     (21)
  Dividends paid on common stock............................     --      (45)
  Net proceeds from stock issuance..........................     --      295
  Cash used in financing activities by discontinued
     operations.............................................     --     (117)
                                                              -----    -----
          Net cash provided by financing activities.........     84      106
                                                              -----    -----
Decrease in cash and temporary investments..................     --      (27)
  Less decrease in cash and temporary investments related to
     discontinued operations................................     --      (15)
                                                              -----    -----
Decrease in cash and temporary investments from continuing
  operations................................................     --      (12)
Cash and temporary investments
  Beginning of period.......................................      9       62
                                                              -----    -----
  End of period.............................................  $   9    $  50
                                                              =====    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 1999, and for the quarters and six months ended June 30, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to discontinued operations as described below, are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization. The Company has treated the assets and operations distributed to EPEC or other subsidiaries of EPEC in the tax-free internal reorganization as though they were discontinued operations as of December 31, 1998. Accordingly, the information for the quarter and six months ended June 30, 1998, in these financial statements has been restated as though the transactions occurred on January 1, 1998. Revenues related to those items treated as discontinued operations were $1,172 million and $2,676 million for the quarter and six months ended June 30, 1998, respectively.

2. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 5.2% and 5.8% at June 30, 1999, and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long term debt, at June 30, 1999, and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $229     $150
Other credit facilities.....................................    70       60
Current maturities of long-term debt........................    58       58
                                                              ----     ----
                                                              $357     $268
                                                              ====     ====

     During the first half of 1999, the Company accrued $14 million in dividends payable on its 8% preferred stock.

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001 with an interest rate equal to LIBOR plus .65%. Proceeds of approximately $299 million were advanced to EPNG and were used by the Company to repay its outstanding short-term borrowings.

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

     In August 1999, EPNG filed with FERC a joint settlement entered into with Edison resolving all issues raised by Edison, either as a direct or indirect customer, regarding EPNG's June 1995 rate filing. The joint settlement provides for Edison to withdraw its opposition to the rate settlement and to pay EPNG the maximum tariff rate for transportation service to California, exclusive of applicable risk sharing add-on, from July 1, 1999, through the term of the rate settlement. EPNG will pay Edison $32 million in resolution of any and all claims raised by Edison regarding EPNG's June 1995 rate filing. Payment to Edison is expected to occur in the fourth quarter 1999. In addition to not having a risk sharing obligation, Edison will not participate in revenue sharing (both described below). The agreed upon payment to Edison exceeds the reserve previously provided by EPNG by approximately $14 million, which will be reflected in results of operations in the third quarter of 1999.

     The joint settlement is subject to FERC approval and to FERC's issuing another order approving the rate settlement. As a part of the remand proceedings before FERC following the Court of Appeals' December 1998 decision, certain parties have raised issues concerning the rate settlement. EPNG believes that, notwithstanding these issues, FERC will issue an order approving, again, the rate settlement.

     The rate settlement effective January 1996, establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from certain contract reductions and expirations identified in the settlement, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. Through June 30, 1999, approximately $234 million of the risk sharing obligation had been paid, and the remaining balance of $61 million will be collected by the end of 2003. At June 30, 1999, the balance of the unearned risk sharing revenue was $203 million. This amount will be recognized ratably through the year 2003.

     In addition to other arrangements to offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into contracts with Dynegy for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 billion cubic feet) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 72 percent of the contracted volumes each month in 1999. EPNG realized $21 million in revenue in the first six months of 1999 and anticipates realizing at least $21 million in revenues during the remainder of 1999 for this capacity. Such revenue is subject to the revenue sharing provisions of the rate settlement. In the third quarter of 1999, EPNG intends to remarket this capacity pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and subject to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but required EPNG to file modifications with FERC to the contracts clarifying the credits under the reservation reduction mechanism and the recall rights of certain capacity. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts as it becomes available. Several parties have protested EPNG's compliance filing and/or requested rehearing of FERC's June 1998 order. In June 1998, EPNG filed a letter agreement in compliance with the June 1998 FERC order. In September 1998, FERC issued an order accepting the letter agreement subject to EPNG making additional modifications. The additional modifications to the letter agreement required further clarification of credits available to Dynegy under the reservation reduction mechanism and the recall rights of certain capacity. In October 1998, EPNG filed a revised letter agreement with FERC and requested rehearing of the September 1998 order. In May 1999, subject to the outcome of the other Dynegy issues, FERC accepted a separate EPNG contract that provided Dynegy an additional delivery point for its existing capacity. In July 1999, FERC issued an order on rehearing which generally denied all pending rehearing requests and accepted EPNG's October 1998 revised letter agreement subject to certain modifications to the capacity recall provisions applicable to one of the Dynegy contracts.

     Under the revenue sharing provisions of its rate case settlement, EPNG was obligated to return approximately $12 million of non-traditional fixed cost revenues earned in 1998 to certain customers. This amount was credited to those customers' transportation invoices between October 1998 and March 1999. EPNG continues to reserve for the revenue sharing provisions. At June 30, 1999, EPNG had a reserve of approximately $8 million for additional amounts, which are expected to be credited to customer accounts during the period September 1999 through March 2000.

     In a November 1997 order, FERC reversed its previous decision and found that EPNG's Chaco Station should be functionalized as a gathering, not a transmission, facility and should be transferred to EPFS. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. EPNG and others contested FERC's functionalization ruling and other parties contested FERC's determination of the impact of the functionalization ruling on the treatment of the Chaco Station costs in the rate settlement. The matter has been briefed and will be argued in September 1999.

     As an interstate pipeline, EPNG is subject to FERC audits of their books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in 1999. As part of an industry-wide initiative, EPNG's property retirements are currently under review by the FERC audit staff.

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

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation ("TransAmerican") filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation
v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPNG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPNG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPNG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. EPNG filed a motion for summary judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statues of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPNG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In March 1999, the Court ruled in EPNG's favor, denying TransAmerican's summary judgment motion which sought to dismiss EPNG's counterclaims. In April 1999, EPNG filed a motion for partial summary judgment as to TransAmerican's claims of fraudulent inducement, tortious interference and civil conspiracy. That motion was heard by the Court in June 1999. In its order granting the motion, the Court dismissed TransAmerican's claim for fraudulent inducement altogether, and dismissed its claims for tortious interference with contract and civil conspiracy to the extent those claims are based on acts occurring on or before January 30, 1990, the effective date of the release. In August 1999, the Court dismissed TransAmerican's promissory estoppel claim with prejudice. It is anticipated that the remaining motions for summary judgment will be heard by the Court over the next two to three months. The trial of any claims that remain after those motions have been argued and ruled upon is set to commence in January 2000. In February 1998, EPNG filed a motion for summary judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPNG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     A number of subsidiaries of EPEC, both wholly and partially owned, including the Company, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it would not intervene in these actions. Grynberg has petitioned for consolidation of pre-trial matters with the Multidistrict Litigation Panel, which will not consider this matter until September 1999. The Company believes the complaint to be without merit. Management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 1999, the Company had reserves of approximately $22 million for expected environmental costs.

     Capital expenditures are expected to be approximately $9 million in total for the years 2000 through 2007. These expenditures primarily relate to compliance with air regulations.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserves are adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1999, and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,419    $2,417
Less accumulated depreciation and depletion.................     975       961
                                                              ------    ------
                                                               1,444     1,456
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      79        81
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,523    $1,537
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard was amended by Statement of Financial Accounting Standards No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

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

                        RESULTS OF CONTINUING OPERATIONS

                                                        QUARTER         SIX MONTHS
                                                         ENDED            ENDED
                                                        JUNE 30,         JUNE 30,
                                                      ------------    --------------
                                                      1999    1998    1999     1998
                                                      ----    ----    -----    -----
                                                              (IN MILLIONS)
Operating revenues..................................  $121    $124    $ 239    $ 239
Operating expenses..................................   (67)    (67)    (129)    (132)
Other -- net........................................    --      --       --        2
                                                      ----    ----    -----    -----
  EBIT..............................................  $ 54    $ 57    $ 110    $ 109
                                                      ====    ====    =====    =====

     SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     Operating revenues for the quarter ended June 30, 1999, were $3 million lower than for the same period of 1998 primarily due to the favorable resolution of a contested rate matter in the second quarter of 1998. This decrease was partially offset by revenues from the sale of capacity to Dynegy, as well as an increase in other transportation revenues.

     SIX MONTHS ENDED 1999 COMPARED TO SIX MONTHS ENDED 1998

     Operating revenues for the six months ended June 30, 1999, were unchanged from the same period of 1998. The 1999 results reflect an increase in revenues from the sale of capacity to Dynegy, as well as an increase in other transportation revenues. These increases were offset by the favorable resolution of a contested rate matter in the second quarter of 1998.

     Operating expenses for the six months ended June 30, 1999, were $3 million lower than for the same period of 1998 primarily due to decreased purchase gas costs resulting from favorable fuel variances in 1999 partially offset by higher miscellaneous operating and maintenance costs.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     Non-affiliated interest and debt expense for the quarter ended June 30, 1999, was $1 million higher than for the same period of 1998 primarily due to higher average principal balances on commercial paper and other credit facilities during the second quarter of 1999.

     SIX MONTHS ENDED 1999 COMPARED TO SIX MONTHS ENDED 1998

     Non-affiliated interest and debt expense for the six months ended June 30, 1999, was $4 million lower than for the same period of 1998 primarily due to lower average principal balances on commercial paper and other credit facilities during the first quarter of 1999.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and six months ended June 30, 1999, was higher than for the same period of 1998 primarily due to the reduction of affiliate debt and increased advances to EPEC during 1999.

                                     OTHER

  YEAR 2000

     EPEC has established an executive steering committee and a project team to coordinate the phases of its Year 2000 project to assure that the Company's key automated systems, equipment, and related processes will remain functional through the Year 2000. Those phases are: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and
(vi) contingency planning. The Company has participated in EPEC's Year 2000 project as described below.

     In recognition of the importance of Year 2000 issues and their potential impact on EPEC, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although EPEC will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications, hardware and equipment, third-party-developed software, and embedded chips is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. The Company is substantially complete with its remediation, testing and implementation phases for domestic systems.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By June 30, 1999, the Company had conducted desk-top testing of its contingency plans and anticipates conducting drills and mock outages over the next two calendar quarters, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control. However, systems within the Company's control may also have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes sporadic Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Virtually all of the natural gas transported through the Company's interstate pipelines is owned by third parties. Accordingly, failures of natural gas producers to be ready for the Year 2000 could significantly disrupt the flow of product to the Company's customers. In many cases, the producers have no direct contractual relationship with the Company, and the Company relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase natural gas. Since most of the Company's revenues from the delivery of natural gas are based upon fees paid by its customers for the reservation of capacity, and not based upon the volume of actual deliveries, short-term disruptions in deliveries caused by factors beyond the Company's control should not have a significant financial impact on the Company, although it could cause operational problems for the Company's customers. Longer-term disruptions, however, could materially impact the Company's results of operations, financial condition, and cash flows.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $1 million and $2 million. Of these estimated costs, the Company expects approximately $1 million to be capitalized and the remainder to be expensed. As of June 30, 1999, the Company has incurred expenses of approximately $3 million and has capitalized costs of approximately $1 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations. It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat, 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act. To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

                                           EL PASO NATURAL GAS COMPANY

Date: August 12, 1999                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 12, 1999                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.