Form 10-Q
period 1999-09-30
EL PASO NATURAL GAS CO
filed 1999-11-15
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Common Stock, par value $1.00 per share. Shares outstanding on November 12, 1999: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER       NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              1999    1998    1999    1998
                                                              -----   -----   -----   -----
Operating revenues..........................................  $120    $118    $359    $357
                                                              ----    ----    ----    ----
Operating expenses
  Operation and maintenance.................................    44      39     126     125
  Depreciation, depletion, and amortization.................    16      14      47      45
  Taxes, other than income taxes............................     7       8      23      23
                                                              ----    ----    ----    ----
                                                                67      61     196     193
                                                              ----    ----    ----    ----
Operating income............................................    53      57     163     164
                                                              ----    ----    ----    ----
Other income, net...........................................    (1)     --      (1)     (2)
                                                              ----    ----    ----    ----
Income before interest, income taxes and discontinued
  operations................................................    54      57     164     166
                                                              ----    ----    ----    ----
Non-affiliated interest and debt expense....................    24      32      79      91
Affiliated interest income, net.............................   (17)    (20)    (45)    (41)
Income tax expense..........................................    18      17      50      44
                                                              ----    ----    ----    ----
                                                                25      29      84      94
                                                              ----    ----    ----    ----
Income before discontinued operations.......................    29      28      80      72
Discontinued operations, net of income taxes................    --      32      --     101
                                                              ----    ----    ----    ----
Net income..................................................  $ 29    $ 60    $ 80    $173
                                                              ====    ====    ====    ====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................      $   10          $    9
  Accounts and notes receivable, net........................       1,163           1,107
  Materials and supplies....................................          28              28
  Other.....................................................           8               7
                                                                  ------          ------
          Total current assets..............................       1,209           1,151
Property, plant, and equipment, net.........................       1,529           1,537
Other.......................................................         109              98
                                                                  ------          ------
          Total assets......................................      $2,847          $2,786
                                                                  ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................      $   73          $   34
  Short-term borrowings (including current maturities of
     long-term debt)........................................         201             268
  Income taxes payable......................................          55              18
  Other.....................................................         113              99
                                                                  ------          ------
          Total current liabilities.........................         442             419
                                                                  ------          ------
Long-term debt, less current maturities.....................         969             980
                                                                  ------          ------
Deferred income taxes.......................................         192             173
                                                                  ------          ------
Other.......................................................         141             170
                                                                  ------          ------
Commitments and contingencies (See Note 3)
Stockholder's equity
  Preferred stock, 1,000,000 shares authorized; 8% par value
     $0.01 per share: 500,000 shares issued; stated at
     liquidation value......................................         350             350
  Common stock, par value $1 per share; authorized 1,000
     shares; issued 1,000...................................          --              --
  Additional paid-in capital................................         694             694
  Retained earnings.........................................          59              --
                                                                  ------          ------
          Total stockholder's equity........................       1,103           1,044
                                                                  ------          ------
          Total liabilities and stockholder's equity........      $2,847          $2,786
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

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  80    $ 173
  Less income from discontinued operations, net of income
     taxes..................................................     --      101
                                                              -----    -----
Income from continuing operations...........................     80       72
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     47       45
     Deferred income taxes..................................     17       14
     Other..................................................    (23)      (9)
  Working capital changes...................................    137     (108)
  Other.....................................................     (7)      12
                                                              -----    -----
     Cash provided by continuing operations.................    251       26
     Cash provided by discontinued operations...............     --      384
                                                              -----    -----
          Net cash provided by operating activities.........    251      410
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................    (36)     (21)
  Net change in advances to EPEC............................   (138)    (719)
  Other.....................................................      2        2
  Cash used in investing activities by discontinued
     operations.............................................     --     (246)
                                                              -----    -----
          Net cash used in investing activities.............   (172)    (984)
                                                              -----    -----
Cash flows from financing activities
  Net commercial paper borrowings...........................     20      278
  Other credit facilities borrowings........................    382      260
  Other credit facilities repayments........................   (422)     (70)
  Long-term debt retirements................................    (58)     (26)
  Dividends paid on common stock............................     --      (68)
  Net proceeds from stock issuance..........................     --      296
  Cash used in financing activities by discontinued
     operations.............................................     --     (163)
                                                              -----    -----
          Net cash provided by (used in) financing
           activities.......................................    (78)     507
                                                              -----    -----
Increase (decrease) in cash and temporary investments.......      1      (67)
  Less decrease in cash and temporary investments related to
     discontinued operations................................     --      (18)
                                                              -----    -----
Increase (decrease) in cash and temporary investments from
  continuing operations.....................................      1      (49)
Cash and temporary investments
  Beginning of period.......................................      9       63
                                                              -----    -----
  End of period.............................................  $  10    $  14
                                                              =====    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 1999, and for the quarters and nine months ended September 30, 1999 and 1998, are unaudited. The condensed consolidated balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to discontinued operations as described below, are of a normal, recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholder's equity.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization. The Company has treated the assets and operations distributed to EPEC or other subsidiaries of EPEC in the tax-free internal reorganization as though they were discontinued operations as of December 31, 1998. Accordingly, the information for the quarter and nine months ended September 30, 1998, in these financial statements has been presented as though the transactions occurred on January 1, 1998. Revenues related to those items treated as discontinued operations were $1,497 million and $4,173 million for the quarter and nine months ended September 30, 1998, respectively.

2. DEBT AND OTHER CREDIT FACILITIES

     In August 1999, EPEC established a new $1,250 million 364-day renewable revolving credit and competitive advance facility. As of September 30, 1999, EPEC's interest rate for borrowings under this facility was equal to LIBOR plus 50 basis points. The rate will vary based on EPEC's long-term unsecured debt rating. This facility replaced EPEC's $750 million 364-day renewable revolving credit and competitive advance facility established in October 1997. EPNG is a designated borrower under this credit facility. As of September 30, 1999, no amounts were outstanding under this facility.

     In September 1999, the Company retired its outstanding 9.45% Notes in the principal amount of $47 million.

     The weighted average interest rate of short-term borrowings was 5.6% and 5.8% at September 30, 1999 and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long term debt, at September 30, 1999 and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $170     $150
Other credit facilities.....................................    20       60
Current maturities of long-term debt........................    11       58
                                                              ----     ----
                                                              $201     $268
                                                              ====     ====

     For the nine month period ended September 30, 1999, the Company accrued $21 million in dividends payable on its 8% preferred stock.

     In October 1999, Mojave Pipeline Company ("MPC") retired its variable rate non-recourse project financing in the principal amount of $107 million. Concurrently, MPC also unwound its associated interest rate swap at a cost of approximately $5 million.

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

     In June 1995, EPNG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPNG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996 through December 31, 1997. In April 1997, FERC approved EPNG's settlement, as filed, and determined that only the contesting party, Edison, should be severed for separate determination of the rates it ultimately pays EPNG. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order and the settlement was implemented effective July 1, 1997. Hearings to determine Edison's rates were completed in May 1998, and an initial decision was issued by the presiding ALJ in July 1998.

     Edison also filed a petition with the Court of Appeals for review of FERC's April 1997 and July 1997 orders, in which it challenged the propriety of FERC's approving EPNG's settlement over Edison's objections as a customer of Southern California Gas Company. In December 1998, the Court of Appeals issued its decision vacating and remanding FERC's order.

     In August 1999, EPNG and Edison filed a joint settlement with FERC resolving all issues related to EPNG's June 1995 rate filing. The joint settlement provides for Edison to withdraw its opposition to the rate settlement and to pay EPNG the maximum tariff rate for transportation service to California from July 1, 1999, through the end of the term of the rate settlement, exclusive of any risk sharing amounts, and for EPNG to pay Edison $32 million in resolution of all claims raised by Edison. Payment to Edison is expected to occur in the fourth quarter of 1999. In addition to not having a risk sharing obligation, Edison will not participate in revenue sharing. The settlement payment to Edison exceeds the reserve previously provided by EPNG by approximately $14 million, and this difference has been reflected in results of operations for the third quarter of 1999.

     On November 10, 1999, FERC approved the joint settlement between EPNG and Edison. FERC also reapproved EPNG's rate settlement on remand conditioned upon the immediate adjustment of EPNG's fuel charges with respect to facilities refunctionalized as gathering (see discussion of Chaco and Blanco below). If FERC's condition is deemed to be a modification of EPNG's settlement, some parties to the settlement may assert a right to withdraw support for and become opponents to the settlement. EPNG is currently evaluating the potential impact of this ruling on the rate settlement.

     The rate settlement effective January 1996, establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates

35 percent of anticipated revenue shortfalls over an 8 year period resulting from certain contract reductions and expirations identified in the settlement,
(ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year.
Through September 30, 1999, approximately $238 million of the risk sharing obligation had been paid, and the remaining balance of $57 million will be collected by the end of 2003. The risk sharing obligation is being recognized in revenues ratably over the period of the related contractual reductions, and at September 30, 1999, the balance of the unearned risk sharing revenue was $192 million. This amount will be recognized ratably through the year 2003.

     Under the revenue sharing provisions of its rate case settlement, EPNG was obligated to return approximately $12 million of non-traditional fixed cost revenues earned in 1998 to certain customers. This amount was credited to those customers' transportation invoices between October 1998 and March 1999. EPNG continues to reserve for the revenue sharing provisions which are expected to be credited to customer accounts during the period October 1999 through March 2000. At September 30, 1999, EPNG had a reserve of approximately $10 million.

     To partially offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into contracts with Dynegy for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 billion cubic feet) for a two-year period at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 72 percent of the contracted volumes each month in 1999. EPNG realized $32 million in revenue in the nine months ended September 30, 1999, and anticipates realizing at least $11 million in revenues during the fourth quarter of 1999 for this capacity. Such revenue is subject to the revenue sharing provisions of the rate settlement. EPNG has offered this capacity for sale pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal, and expects that this capacity will be placed. However, there can be no assurance whether EPNG will be able to replace this capacity under similar contracts or that the terms of new contracts will be as favorable to EPNG as existing contracts.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from its Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In June 1998, FERC rejected the protests to the Dynegy contracts, but required EPNG to file certain modifications to the contracts with FERC. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts as it becomes available. In July 1999, FERC issued an order on rehearing which generally denied all pending rehearing requests and accepted EPNG's letter agreement, subject to certain modifications to one of the Dynegy contracts. In September 1999, the FERC issued a letter order accepting the Company's revised letter agreement filing. In October 1999, the FERC issued an order granting EPNG's request for clarification of the July 1999 order, but otherwise denied rehearing of such order.

     In a November 1997 order, FERC ruled that EPNG's Chaco Station should be functionalized as a gathering, not a transmission, facility and should be transferred to EPFS. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. In October 1999, the Court of Appeals sustained FERC's determination that the Chaco Station is a gathering facility, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from this refunctionalization. In an order approved November 10, 1999, FERC ruled that an immediate adjustment of EPNG's fuel charges with respect to the refunctionalized facilities was appropriate but that no change should be made to EPNG's base rates as a result of refunctionalization.

     In August 1999, Williams Field Services Group ("Williams") filed a complaint against the Company seeking a determination that the Company's Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. Williams also requests the immediate removal of all costs of the Blanco and Chaco facilities from the Company's jurisdictional transmission rates, including fuel rates. The Company filed an answer in opposition to the complaint. On November 10, 1999, FERC ruled that two of the three Blanco compressor units were nonjurisdictional gathering facilities. FERC also held that EPNG's fuel charges should be adjusted to exclude these refunctionalized facilities.

     In September 1999, Burlington Resources and Amoco Energy filed a "Fast Track" complaint requesting that FERC order the Company to cease and desist selling primary firm delivery point capacity at the Southern California Gas Company Topock Delivery point in excess of the capacity available at that point. The Company filed an answer in opposition to the complaint. On November 10, 1999, FERC approved an order finding that EPNG's delivery point and receipt point allocation methodology may be unjust and unreasonable, and ordered EPNG to file new proposed tariff provisions regarding receipt and delivery point allocation rights within 60 days of the date of the order. EPNG is currently evaluating the impact of this order on its operations and its customers.

     EPNG, as an interstate pipeline, is subject to FERC audits of its books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in the fourth quarter of 1999. In addition, as part of an industry-wide initiative, EPNG's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolutions of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation ("TransAmerican") filed a complaint in a Texas state court which, as amended, seeks approximately $7.5 billion in actual and punitive damages related to a 1990 settlement agreement between EPNG, TransAmerican, and others. TransAmerican's complaint, as amended from time to time, has advanced ten causes of action against EPNG. As a result of orders by the court on various motions for summary judgment, three causes of action have been dismissed in their entirety and three have been partially dismissed. The partially dismissed claims allege tortious interference, civil conspiracy, and fraud, and the other claims that remain pending allege breach of contract, bad faith, participation in breach of fiduciary duty, and violation of the Texas Antitrust Act. Motions for summary judgment on all of TransAmerican's remaining claims are expected to be heard and decided by the court prior to the current trial setting of January 31, 2000. Additionally, EPNG has filed a breach of contract counterclaim against TransAmerican seeking to recover EPNG's expenses incurred in connection with the lawsuit. TransAmerican's motion for summary judgment on this counterclaim was denied by the court. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. ("Stone"), seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. In June 1998, the court granted EPNG's motion for summary judgment and dismissed all claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     A number of subsidiaries of EPEC, both wholly and partially owned, including the Company, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. The Company believes the complaint to be without merit and that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 1999, the Company had reserves of approximately $22 million for expected environmental costs.

     Capital expenditures are expected to be approximately $9 million in total for the years 2000 through 2007. These expenditures primarily relate to compliance with air regulations.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 5 sites under CERCLA or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of its estimated liability. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with various environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome.

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

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1999, and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,432    $2,417
Less accumulated depreciation and depletion.................     982       961
                                                              ------    ------
                                                               1,450     1,456
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      79        81
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,529    $1,537
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

                                    GENERAL

     On December 31, 1998, EPEC completed a tax-free internal reorganization of its assets and operations and those of its subsidiaries. Following the reorganization, the Company's primary assets were the interstate pipeline systems known as the EPNG System and the Mojave Pipeline Company System. See
Note 1 for a further discussion of the tax-free internal reorganization.

                        RESULTS OF CONTINUING OPERATIONS

                                                         QUARTER         NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      1999     1998     1999     1998
                                                      -----    -----    -----    -----
                                                               (IN MILLIONS)
Operating revenues..................................  $120     $118     $ 359    $ 357
Operating expenses..................................   (67)     (61)     (196)    (193)
Other, net..........................................     1       --         1        2
                                                      ----     ----     -----    -----
  EBIT..............................................  $ 54     $ 57     $ 164    $ 166
                                                      ====     ====     =====    =====

  Third Quarter 1999 Compared to Third Quarter 1998

     Operating revenues for the quarter ended September 30, 1999, were $2 million higher than for the same period of 1998 primarily due to an increase in revenues from the sale of capacity to Dynegy and an increase in transportation revenues.

     Operating expenses for the quarter ended September 30, 1999, were $6 million higher than for the same period of 1998. This increase was primarily due to a regulatory settlement charge partially offset by revised estimates of regulatory recoveries in the third quarter of 1999.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Operating revenues for the nine months ended September 30, 1999, were $2 million higher for the same period of 1998 primarily due to an increase in revenues from the sale of capacity to Dynegy and an increase in transportation revenues. These increases were partially offset by the favorable resolution of a contested rate matter in the second quarter of 1998.

     Operating expenses for the nine months ended September 30, 1999, were $3 million higher than for the same period of 1998. This increase was primarily due to the effect of a regulatory settlement charge partially offset by revised estimates of regulatory recoveries and lower fuel usage from greater system efficiency.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 1999, was lower than for the same period of 1998 primarily due to lower average principal balances on commercial paper and other credit facilities in 1999.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 1999 Compared to Third Quarter 1998

     Affiliated interest income, net for the quarter ended September 30, 1999, was $3 million lower than for the same period of 1998 primarily due to transfer of intercompany advances to EPEC during the third quarter of 1998 partially offset by a reduction of affiliate debt.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Affiliated interest income, net for the nine months ended September 30, 1999, was $4 million higher than for the same period of 1998 primarily due to the reduction of affiliate debt partially offset by the transfer of intercompany advances to EPEC during the third quarter of 1998.

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

     In recognition of the importance of Year 2000 issues and their potential impact on the Company, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although the Company will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The assessment phase is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. In October 1999, the Company, in cooperation with other Interstate Natural Gas Association of America members, reported that its regulated pipelines, El Paso Natural Gas Pipeline and Mojave Pipeline, will be Year 2000 compliant on the rollover date of January 1, 2000. The Company is substantially complete with its remediation, testing and implementation phases for its systems.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan attempts to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan attempts to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By September 30, 1999, the Company had conducted desk-top testing of its contingency plans and had conducted drills and mock outages, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

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

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be $1 million. Of these estimated costs, the Company expects $1 million to be capitalized. As of September 30, 1999, the Company has incurred expenses of approximately $3 million and has capitalized costs of approximately $1 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations.

     Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance and the effects of any significant disruption at international facilities in which the Company has significant investments.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with customer contract expirations on the EPNG pipeline system, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report.

      EXHIBIT
      NUMBER                                DESCRIPTION
      -------                               -----------
        10.A        -- $1,250,000,000 364-Day Revolving Credit and Competitive
                       Advance Facility Agreement dated as of August 16, 1999,
                       by and among EPEC, EPNG, TGP, the several banks and other
                       financial institutions from time to time parties to the
                       Agreement, The Chase Manhattan Bank, as administrative
                       agent and as CAF Advance Agent for the Lenders
                       thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                       co-documentation agents for the Lenders and Bank of
                       America, N.A. as syndication agent for the Lenders.
        27          -- Financial Data Schedule

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

                                           EL PASO NATURAL GAS COMPANY

Date: November 12, 1999                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 12, 1999                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                                DESCRIPTION
      -------                               -----------
        10.A        -- $1,250,000,000 364-Day Revolving Credit and Competitive
                       Advance Facility Agreement dated as of August 16, 1999,
                       by and among EPEC, EPNG, TGP, the several banks and other
                       financial institutions from time to time parties to the
                       Agreement, The Chase Manhattan Bank, as administrative
                       agent and as CAF Advance Agent for the Lenders
                       thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                       co-documentation agents for the Lenders and Bank of
                       America, N.A. as syndication agent for the Lenders.
        27          -- Financial Data Schedule