Form 10-K405
period 1999-12-31
EL PASO NATURAL GAS CO
filed 2000-03-06
CIK 31986

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Common Stock, par value $1 per share. Shares outstanding on March 3, 2000:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    3
Item 3.   Legal Proceedings...........................................    3
Item 4.   Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    4
Item 6.   Selected Financial Data.....................................    *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................    5
          Cautionary Statement for Purposes of the "Safe Harbor"
            Provisions
            of the Private Securities Litigation Reform Act of 1995...    6
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    7
Item 8.   Financial Statements and Supplementary Data.................    8
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   28

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   28
          Signatures..................................................   31

---------------

* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

Bcf(/d)...........................  Billion cubic feet (per day)
Company...........................  El Paso Natural Gas Company and its subsidiaries
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
Dynegy............................  Dynegy Inc., formerly known as NGC Corporation
Edison............................  Southern California Edison Company
El Paso...........................  El Paso Energy Corporation, the parent company of El Paso Natural
                                    Gas Company
EPNG..............................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation
FERC..............................  Federal Energy Regulatory Commission
Field Services....................  El Paso Field Services Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
Merchant Energy...................  El Paso Merchant Energy Group, LLC, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
MMcf(/d)..........................  Million cubic feet (per day)
MPC...............................  Mojave Pipeline Company, a wholly owned indirect partnership of El
                                    Paso Natural Gas Company
Pemex.............................  Pemex Gas y Petroquimica Basica, a Mexican state-owned company
PRP(s)............................  Potentially responsible party(ies)

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     EPNG, a Delaware Corporation incorporated in 1928, is a wholly owned subsidiary of El Paso. The major business of the Company is the interstate transportation of natural gas. It conducts its business activities through two primary pipeline systems and an interconnect into northern Mexico, each of which is discussed below:

     The EPNG system. The EPNG system consists of approximately 9,800 miles of pipeline with a design capacity of 4,744 MMcf/d. During 1999, EPNG transported natural gas volumes averaging approximately 75 percent of its capacity. The EPNG system serves California, which is its single largest market, and also serves markets in Nevada, Arizona, New Mexico, Texas, Oklahoma, and northern Mexico. The EPNG system delivers natural gas from the San Juan Basin of northern New Mexico and southern Colorado, and also accesses natural gas supplies in the Permian and Anadarko Basins of west Texas.

     The MPC system. The MPC system consists of approximately 400 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 1999, MPC transported natural gas volumes averaging approximately 98 percent of its capacity. The MPC system is connected with the EPNG transmission system at Topock, Arizona and Kern River Gas Transmission Company in California and extends to customers in the vicinity of Bakersfield, California.

     Samalayuca Pipeline -- The system is a 45 mile, 212 MMcf/d pipeline which delivers natural gas to the Samalayuca Power plant from EPNG's existing pipeline system in west Texas and Pemex's pipeline system in northern Mexico. The system consists of 22 miles of pipeline in the United States and 23 miles of pipeline in Mexico. The Company has a 100 percent interest in the United States segment. During 1999, the Company transferred its 10 percent interest in the Mexico segment to El Paso Energy International Company, a wholly owned subsidiary of El Paso.

                             REGULATORY ENVIRONMENT

     EPNG and MPC are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each operates under separate FERC approved tariffs. These FERC approved tariffs establish rates, terms, and conditions under which each system provides services to its customers.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to their tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     In June 1995, EPNG filed with FERC new system rates for mainline transportation. In April 1997, FERC approved a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996 through December 31, 1997, and determined that only the contesting party, Edison, should be severed for separate determination of the rates it directly pays EPNG. The settlement was effective as of January 1, 1996. In August 1999, EPNG and Edison filed a joint settlement with FERC resolving all issues related to EPNG's June 1995 rate filing. The joint settlement provides for Edison to pay EPNG the maximum tariff rate provided for under the settlement for transportation service to California from July 1, 1999, through the end of the term of the rate settlement and for EPNG to pay Edison $32 million plus accrued interest to resolve all claims raised by Edison. In November 1999, FERC approved the joint settlement between EPNG and Edison and reapproved the rate settlement, subject to implementation of a fuel adjustment to reflect certain facility functionalization changes ordered by FERC. In December 1999, FERC delayed the implementation of the fuel adjustment pending its review of request for rehearing.

     The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements.

                            MARKETS AND COMPETITION

     The Company's interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Such restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     EPNG faces significant competition from other pipeline companies that transport natural gas to the California market. EPNG's current capacity to deliver natural gas to California is approximately 3.3 Bcf/d, and the combined capacity of all pipeline companies serving the California market is approximately 6.9 Bcf/d. In 1999, the demand for interstate pipeline capacity to California averaged 5.0 Bcf/d, equivalent to approximately 73 percent of the total interstate pipeline capacity serving that state. Natural gas shipped to California across the EPNG system represented approximately 33 percent of the natural gas consumed in the state in 1999. The significant customers served by EPNG in California during 1999 included Southern California Gas Company, with capacity of 1,150 MMcf/d under contract until August 2006, and Dynegy, with capacity of 1,311 MMcf/d under contract through December 1999.

     Interstate pipeline capacity utilization to California is not expected to reach 100 percent for three to five years, based on expected demand growth and assuming no new interstate pipeline capacity is added. EPNG remarketed the capacity relinquished by Pacific Gas and Electric Company at the end of 1997, by entering into three contracts with Dynegy for the sale of all of its then available firm capacity for a two-year period ending December 31, 1999, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. In December 1999, EPNG remarketed this capacity to Enron North America Corp. ("Enron") for a one-year period ending December 31, 2000. Effective January 31, 2000, the Company and Enron mutually agreed to terminate the contracts due to a FERC ruling modifying certain delivery rights. In February 2000, EPNG commenced an open posting to sell this capacity and awarded it to Merchant Energy. The contract is effective from March 2000 through May 2001.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated herein by reference.

                                   EMPLOYEES

     The Company had approximately 700 full-time employees on December 31, 1999. The Company has no collective bargaining arrangements, and no significant changes in the workforce have occurred since December 31, 1999.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business and is incorporated herein by reference.

     The Company is of the opinion that it has satisfactory title to the properties owned and used in its businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. The Company believes that its physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of EPNG's common stock, par value $1 per share (the "Common Stock"), is owned by El Paso and, accordingly, there is no public trading market for such securities.

     Dividends in such amounts as may be determined by the Board of Directors of EPNG may be declared and paid on the Common Stock from time to time out of any funds legally available therefore. On December 31, 1998, in connection with the tax-free internal reorganization described in Item 8, Financial Statements and Supplementary Data, Note 1, the Company declared and paid to El Paso a non-cash dividend of its investment in subsidiaries in the amount of $1,864 million. On December 31, 1999, the Company declared and paid a non-cash dividend to El Paso of its investment in a non-regulated pipeline in the amount of $2 million.

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

                             RESULTS OF OPERATIONS

     The Company evaluates performance based on earnings before interest expense and income taxes, excluding affiliated interest income ("EBIT"). Accordingly, results of operations presented herein are on that basis.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $ 479      $ 475
Operating expenses..........................................   (265)      (262)
Other income, net...........................................      1          3
                                                              -----      -----
  EBIT......................................................  $ 215      $ 216
                                                              =====      =====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $4 million higher than 1998, primarily due to higher revenues from increased long-term transportation and the sale of capacity to Dynegy. These increases were partially offset by the favorable resolution in 1998 of a contested rate matter on the MPC system related to its rate methodology.

     Operating expenses for the year ended December 31, 1999, were $3 million higher than 1998. This increase was primarily due to the effect of EPNG's regulatory settlement with Edison, higher general and administrative costs, and higher operating and maintenance costs. Partially offsetting these increases were revised estimates of rate recoveries on items included in EPNG's cost of service and lower fuel costs resulting from lower throughput in 1999.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the year ended December 31, 1999 was $16 million lower than 1998 primarily due to lower average balances in 1999 of commercial paper and other credit facilities.

     Affiliated Interest Income, Net

     Affiliated interest income, net for the year ended December 31, 1999 was higher than 1998 primarily due to the transfer of EPNG's $325 million obligation under its Trust Preferred Securities to El Paso in August 1998.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 6, for a discussion of the Company's Commitments and Contingencies, which is incorporated herein by reference.

OTHER

     In February 2000, EPNG entered into an agreement to purchase for $129 million a portion of the All American Pipeline, a crude oil transportation system. EPNG will purchase a 1,088 mile portion of the pipeline that runs from McCamey, Texas to Emidio Station near Bakersfield, California. The acquisition is subject to Federal Trade Commission approval. EPNG plans to convert the oil pipeline to a natural gas pipeline at an estimated cost of $75 million pending FERC approval.

  Year 2000

     To coordinate the phases of the Year 2000 project, El Paso established an executive steering committee and a project team. The phases of the project were:
(i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications, and (vi) contingency planning. The Company participated in El Paso's Year 2000 project as described below. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement any contingency plans should a disruption occur. While the total cost of the Company's Year 2000 project continues to be accumulated, the Company does not expect to incur any remaining material costs in 2000. As of December 31, 1999, the Company has incurred expenses of approximately $3 million and has capitalized costs of approximately $1 million.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE." To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changing interest rates. The table below presents the weighted average interest rates by expected maturity date of those instruments that present interest rate risk to the Company. As of December 31, 1999 and 1998, the carrying amounts of short-term borrowings are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt with variable interest rates is the carrying value because of the variable nature of the respective debt's interest rates. The fair value of fixed rate long-term debt has been estimated based on quoted market prices for the same or similar issues. At December 31, 1998, the Company maintained an interest rate swap on debt held by MPC. In October 1999, that swap was terminated at a cost of approximately $5 million.

                                                           DECEMBER 31, 1999                                  DECEMBER 31, 1998
                               --------------------------------------------------------------------------   ---------------------
                                                    EXPECTED FISCAL YEAR OF MATURITY
                               --------------------------------------------------------------------------   CARRYING
                                2000    2001    2002    2003   2004   THEREAFTER   TOTAL     FAIR VALUE     AMOUNTS    FAIR VALUE
                               ------   -----   -----   ----   ----   ----------   ------   -------------   --------   ----------
                                                         (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate.......................  $  567                                              $  567      $  567        $  210      $  210
      Average interest
        rate.................     6.3%
  Long-term debt, including
    current portion -- fixed
    rate.....................                   $ 215   $200            $  460     $  875      $  871        $  921      $1,010
      Average interest
        rate.................                     7.8%   6.8%              8.1%
  Project financing debt.....                                                                                $  117      $  117
OTHER FINANCIAL INSTRUMENTS:
  Interest rate swap.........                                                                                $   --      $   (9)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                           1999     1998     1997
                                           -----    -----    -----
Operating revenues
  Transportation........................   $459     $452     $499
  Other.................................     20       23       22
                                           ----     ----     ----
                                            479      475      521
                                           ----     ----     ----
Operating expenses
  Operation and maintenance.............    173      172      196
  Depreciation, depletion, and
     amortization.......................     63       61       57
  Taxes, other than income taxes........     29       29       28
                                           ----     ----     ----
                                            265      262      281
                                           ----     ----     ----
Operating income........................    214      213      240
                                           ----     ----     ----
Other income, net.......................      1        3        4
                                           ----     ----     ----
Income before interest and income
  taxes.................................    215      216      244
                                           ----     ----     ----
Non-affiliated interest and debt
  expense...............................    107      123      103
Affiliated interest income, net.........    (62)     (57)      (8)
Income tax expense......................     64       58       60
                                           ----     ----     ----
                                            109      124      155
                                           ----     ----     ----
Income before discontinued operations...    106       92       89
Discontinued operations, net of income
  taxes.................................     --      158       97
                                           ----     ----     ----
Net income..............................   $106     $250     $186
                                           ====     ====     ====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                            DECEMBER 31,
                                          ----------------
                                           1999      1998
                                          ------    ------
Current assets
  Cash and cash equivalents.............  $   --    $    9
  Accounts and notes receivable, net
     Customer...........................      66        53
     Affiliated companies...............   1,343     1,051
     Other..............................       5        11
  Materials and supplies................      28        28
  Other.................................       9         6
                                          ------    ------
          Total current assets..........   1,451     1,158
Property, plant, and equipment, net.....   1,532     1,537
Other...................................     117        98
                                          ------    ------
          Total assets..................  $3,100    $2,793
                                          ======    ======
           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..............................  $   59    $   30
     Affiliated companies...............       3         8
     Other..............................       3         4
  Short-term borrowings (including
     current maturities of long-term
     debt)..............................     567       268
  Taxes payable.........................      77        38
  Other.................................      67        79
                                          ------    ------
          Total current liabilities.....     776       427
                                          ------    ------
Long-term debt, less current
  maturities............................     873       980
                                          ------    ------
Deferred income taxes...................     172       173
                                          ------    ------
Other...................................     153       169
                                          ------    ------
Commitments and contingencies (See Note
  6)
Stockholder's equity
  Preferred stock, 1,000,000 shares
     authorized; 8%, par value $0.01 per
     share; 500,000 shares issued;
     stated at liquidation value........     350       350
  Common stock, par value $1 per share;
     authorized and issued 1,000
     shares.............................      --        --
  Additional paid-in capital............     700       694
  Retained earnings.....................      76        --
                                          ------    ------
          Total stockholder's equity....   1,126     1,044
                                          ------    ------
          Total liabilities and
           stockholder's equity.........  $3,100    $2,793
                                          ======    ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                          1999      1998      1997
                                          -----    -------    -----
Cash flows from operating activities
Net income..............................  $ 106    $   250    $ 186
  Less income from discontinued
    operations, net of income tax.......     --        158       97
                                          -----    -------    -----
Income from continuing operations.......    106         92       89
  Adjustments to reconcile net income to
    net cash provided by operating
    activities
    Depreciation, depletion, and
      amortization......................     63         61       57
    Deferred income taxes (benefit).....     --         42      (11)
    Unearned risk-sharing revenue.......    (31)       (31)      --
    Working capital changes, net of
      non-cash transactions
       Accounts receivable..............     33       (138)     131
       Accounts and notes payable.......     27        (16)     (36)
       Taxes payable....................     39         (3)      12
       Other working capital changes....    (28)        --      103
    Other...............................     (3)        10     (154)
                                          -----    -------    -----
       Cash provided by continuing
       operations.......................    206         17      191
       Cash provided by discontinued
       operations.......................     --        616      380
                                          -----    -------    -----
         Net cash provided by operating
           activities...................    206        633      571
                                          -----    -------    -----
Cash flows from investing activities
  Capital expenditures..................    (51)       (31)     (84)
  Proceeds from sales of assets.........      6          3       10
  Net change in other affiliated
    advances............................   (341)      (512)    (635)
  Other.................................      5         --       29
  Cash used in investing activities by
    discontinued operations.............     --       (632)     (26)
                                          -----    -------    -----
         Net cash used in investing
           activities...................   (381)    (1,172)    (706)
                                          -----    -------    -----
Cash flows from financing activities
  Net commercial paper borrowings
    (repayments)........................    416       (176)     326
  Revolving credit borrowings...........    693      1,149      525
  Revolving credit repayments...........   (753)    (1,159)    (472)
  Long-term debt retirements............   (164)       (26)    (108)
  Dividends paid........................    (26)       (68)     (77)
  Net proceeds from issuance of common
    stock...............................     --        645      176
  Other.................................     --         91       --
  Cash provided by (used in) financing
    activities by discontinued
    operations..........................     --         28     (319)
                                          -----    -------    -----
         Net cash provided by financing
           activities...................    166        484       51
                                          -----    -------    -----
Decrease in cash and cash equivalents...     (9)       (55)     (84)
  Less increase (decrease) in cash and
    cash equivalents related to
    discontinued operations.............     --         (2)      16
                                          -----    -------    -----
Decrease in cash and cash equivalents
  from continuing operations............     (9)       (53)    (100)
Cash and cash equivalents
  Beginning of period...................      9         62      162
                                          -----    -------    -----
  End of period.........................  $  --    $     9    $  62
                                          =====    =======    =====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     COMMON STOCK        8%       ADDITIONAL              TREASURY STOCK        TOTAL
                                    ---------------   PREFERRED    PAID-IN     RETAINED   ---------------   STOCKHOLDER'S
                                    SHARES   AMOUNT     STOCK      CAPITAL     EARNINGS   SHARES   AMOUNT      EQUITY
                                    ------   ------   ---------   ----------   --------   ------   ------   -------------
January 1, 1997...................    113    $ 340      $ --       $ 1,185       $227       (3)     $(45)      $ 1,707
  Net income......................                                                186                              186
  Common stock dividend ($.730 per
     share).......................                                                (86)                             (86)
  Issuance of common stock, net of
     related costs................      7       20                     152                                         172
  Restricted stock issuances......      1        4                      20                             1            25
  Restricted stock forfeitures....                                                                    (3)           (3)
  Options exercised...............      2        4                      21                                          25
  Tax benefit of equity plans.....                                      11                                          11
                                     ----    -----      ----       -------       ----      ---      ----       -------
December 31, 1997.................    123      368        --         1,389        327       (3)      (47)        2,037
  Net income......................                                                250                              250
  Common stock dividend ($.383 per
     share).......................                                                (46)                             (46)
  Issuance of common stock, net of
     related costs................               1                       6                                           7
  Purchase of treasury stock......                                                          (1)      (33)          (33)
  Restricted stock issuances......               1                      11                                          12
  Restricted stock forfeitures....                                                                    (4)           (4)
  Options exercised...............      1        2                       9                            (1)           10
  Corporate restructuring.........   (124)    (372)                    612                   4        85           325
  Issuance of 8% Preferred
     Stock........................                       350                                                       350
  Distribution relating to
     Reorganization...............                                  (1,333)      (531)                          (1,864)
                                     ----    -----      ----       -------       ----      ---      ----       -------
December 31, 1998.................     --       --       350           694         --       --        --         1,044
  Net income......................                                                106                              106
  Preferred stock dividends.......                                                (28)                             (28)
  Allocated tax benefit of El Paso
     equity plans.................                                       6                                           6
  Dividends.......................                                                 (2)                              (2)
                                     ----    -----      ----       -------       ----      ---      ----       -------
December 31, 1999.................     --    $  --      $350       $   700       $ 76      $--      $ --       $ 1,126
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

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The consolidated financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholder's equity.

  Holding Company Reorganization

     Effective August 1, 1998, the Company reorganized into a holding company organizational structure, whereby El Paso became the parent holding company. In the reorganization, a wholly owned subsidiary of El Paso merged with and into EPNG, with EPNG as the surviving corporation. By virtue of the reorganization, EPNG became a direct, wholly owned subsidiary of El Paso, and all of EPNG's outstanding $3 par value common stock was converted, on a share for share basis, into one share of $3 par value common stock of El Paso. In addition, each one-half outstanding preferred stock purchase right of EPNG was converted into one preferred stock purchase right of El Paso common stock, with such right representing the right to purchase one two-hundredth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock of El Paso. El Paso also assumed all obligations on EPNG's outstanding Trust Preferred Securities. Also, as part of the reorganization, $66 million in cash and certain assets and liabilities associated with EPNG's equity compensation programs were transferred to El Paso, and El Paso became the successor to EPNG's previous shelf registration in the amount of $565 million.

     The December 31, 1998, stockholders' equity reflects the change in the number of shares outstanding, other reorganization related reclassifications, the transfer of ownership of the Trust, and the transfer of certain assets and liabilities as discussed above.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, El Paso effected an internal reorganization of its assets and operations and those of a majority of its subsidiaries in accordance with a private letter ruling received from the IRS. In the reorganization, a substantial number of subsidiaries (and their assets, liabilities and operations) were transferred to El Paso or other entities owned by El Paso. After giving effect to the reorganization, the Company's primary assets are its interstate pipeline systems known as the EPNG System and the MPC System. In the reorganization, EPNG or its subsidiaries transferred the following assets, liabilities, and operations to El Paso or other El Paso subsidiaries, and eliminated them from its consolidated financial statements: (i) its trading and marketing operations; (ii) its international operations; (iii) its field services operations; (iv) the interstate pipeline systems known as the Tennessee Gas Pipelines ("TGP") System, Midwestern System, and East Tennessee System; and
(v) all subsidiaries with corporate operations. The total value of the assets, liabilities, and operations transferred was $1,864 million.

     The Company accomplished the reorganization primarily through a series of intercompany transactions, including a dividend of its interests in those subsidiaries transferred in the reorganization. The Company has treated the effect of the transfers as though they were discontinued operations as of December 31, 1998, and accordingly has reclassified all prior periods to reflect this treatment. Revenues related to those items treated as discontinued operations were $5,307 million and $5,117 million for the years ended December 31, 1998 and 1997, respectively.

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

  Accounting for Regulated Operations

     The Company's interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: the capitalization of an equity return component on regulated capital projects and certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

     Changes in the regulatory and economic environment may create, at some point in the future, circumstances in which the application of regulatory accounting principles will no longer be appropriate. Factors which could impact this assessment include an inability to recover cost increases under rate caps or rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets served by the Company, and the impacts of ongoing initiatives in and deregulation of the natural gas industry. Should these factors cause regulatory accounting principles to no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1999, this amount was estimated to be approximately $34 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Cash Equivalents

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company establishes provisions for losses on accounts and notes receivable, which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary primarily under the specific identification method. The Company had less than $1 million in its allowance for losses on accounts and notes receivable at December 31, 1999 and 1998.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms. At December 31, 1999 and 1998 the allowance for losses on gas imbalance receivables was $1 million and $2 million, respectively.

  Materials and Supplies

     Materials and supplies are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     The Company's regulated property, plant, and equipment is subject to oversight by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of that investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost to the first party committing the asset to utility services. Construction cost includes direct labor and materials, as well as indirect charges such as overhead and an allowance for both debt and equity funds used during construction. Replacements or betterments of major units of property are capitalized, while replacements or additions of minor units of property are expensed.

     Depreciation for regulated property, plant, and equipment is calculated using the composite method, except in the case of MPC which uses rates that reflect a levelized cost of service for a life of 25 years. The composite method groups assets with similar economic characteristics. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the salvage value. Currently, depreciation rates vary from 2 percent to 33 percent. This results in remaining economic lives of groups ranging from 2 to 35 years. Depreciation rates are reevaluated in conjunction with the rate making process.

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs that resulted from the 1983 acquisition of EPNG by Burlington Northern Inc. These costs are being amortized over a remaining life of 35 years.

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $16 million and $18 million at December 31, 1999, and 1998, respectively.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     The Company recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy which provides, among other things, that (i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and will bill or refund, as applicable, its subsidiaries for their applicable portion of such income tax payments.

  New Accounting Pronouncements Not Yet Adopted

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset, liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, accounting for the changes in the fair value of a derivative depends on the intended use and its resulting designation. The standard was amended by SFAS No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

2. INCOME TAXES

     The following table reflects the components of income tax expense from continuing operations for the years ended December 31:

                                                              1999     1998     1997
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $ 58     $ 13     $ 57
  State.....................................................     6        3       14
                                                              ----     ----     ----
                                                                64       16       71
                                                              ----     ----     ----
Deferred
  Federal...................................................    (4)      37       (7)
  State.....................................................     4        5       (4)
                                                              ----     ----     ----
                                                                --       42      (11)
                                                              ----     ----     ----
          Total income tax expense..........................  $ 64     $ 58     $ 60
                                                              ====     ====     ====

     Income tax expense of the Company from continuing operations differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                                1999     1998     1997
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%....     $59      $52      $52
Increase (decrease)
  State income tax, net of federal income tax benefit......       7        5        6
  Other....................................................      (2)       1        2
                                                                ---      ---      ---
Income tax expense.........................................     $64      $58      $60
                                                                ===      ===      ===
Effective tax rate.........................................     38%      39%      40%
                                                                ===      ===      ===

     Income tax expense related to those assets, liabilities, and operations treated as discontinued operations as a result of the tax-free internal reorganization was $74 million and $69 million for the years ended December 31, 1998 and 1997, respectively.

     The following table reflects the components of the net deferred tax liability from continuing operations at December 31:

                                                              1999     1998
                                                              ----     ----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $421     $394
  Regulatory and other assets...............................   147      131
                                                              ----     ----
          Total deferred tax liability......................   568      525
                                                              ----     ----
Deferred tax assets
  Accrual for regulatory issues.............................   170      157
  U.S. tax credit carryovers................................    24        1
  Other liabilities.........................................   203      195
                                                              ----     ----
          Total deferred tax asset..........................   397      353
                                                              ----     ----
Net deferred tax liability(a)...............................  $171     $172
                                                              ====     ====

---------------

(a) As of December 31, 1999 and 1998, $1 million of current deferred income taxes are included in current assets -- other in the Consolidated Balance Sheets.

     Under the Company's tax sharing agreement with El Paso, the Company is allocated the tax benefit associated with its employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $6 million and $11 million in 1999 and 1997, respectively. Such benefits are included in additional paid-in capital in the Consolidated Balance Sheets.

     As of December 31, 1999, approximately $24 million of alternative minimum tax credits were available to offset future regular tax liabilities. These alternative minimum tax credit carryovers have no expiration date.

     Prior to 1999, El Paso Tennessee Pipeline Company ("EPTPC") and its subsidiaries filed a consolidated federal income tax return and El Paso and its subsidiaries, including EPNG and its subsidiaries, filed a separate consolidated federal income tax return. As a result of the tax-free reorganization described in Note 1, El Paso and its subsidiaries, including EPTPC and its subsidiaries, will file one consolidated federal income tax return.

3. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107 and SFAS No. 119. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1999, and 1998, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt with variable interest rates is the carrying value because of the variable nature of the respective debt's interest rate. The fair value of debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the estimated amount at which management believes the instruments could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party brokers or dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                               1999                     1998
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, excluding project financing........    $873        $871         $921       $1,010
  Project financing debt.............................      --          --          117          117
Other financial instruments:
  Interest rate swap agreements......................    $ --        $ --         $ --       $   (9)

  MPC Swaps

     At December 31, 1998, MPC was a party to two interest rate swap agreements which effectively converted $114 million of floating-rate debt to fixed-rate debt. MPC made payments to counterparties at fixed rates and in return received payments at floating rates. In October 1999, MPC terminated these interest rate swaps at a cost of approximately $5 million. This $5 million was capitalized and will be amortized ratably over the remaining life of the original debt. Interest expense and cash requirements were $3 million higher in 1999, 1998, and 1997, respectively, as a result of these swaps.

4. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,448    $2,417
Less accumulated depreciation...............................     994       961
                                                              ------    ------
                                                               1,454     1,456
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      78        81
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,532    $1,537
                                                              ======    ======

     During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by certain assets of El Paso, including the assets of MPC which had a net book value of $168 million at December 31, 1999.

5. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings at December 31, 1999 and 1998, was 6.6% and 5.8%, respectively. The Company had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $567     $150
Other credit facilities.....................................    --       60
Current maturities of other long-term debt..................    --       58
                                                              ----     ----
                                                              $567     $268
                                                              ====     ====

     Long-term debt outstanding consisted of the following at December 31:

                                                               1999       1998
                                                              ------     ------
                                                                (IN MILLIONS)
  EPNG
     9.45% Note due 1999....................................  $   --     $   48
     7.75% Note due 2002....................................     215        215
     6.75% Note due 2003....................................     200        200
     8.63% Debenture due 2022...............................     260        260
     7.50% Debenture due 2026...............................     200        200
  MPC
     Variable rate project financing loan, due 1999 through
      2007, average interest rate 7.8% for 1999 and 9.7% for
      1998..................................................      --        117
                                                              ------     ------
                                                                 875      1,040
  Less: Unamortized discount................................       2          2
       Current maturities...................................      --         58
                                                              ------     ------
          Total long-term debt, less current maturities.....  $  873     $  980
                                                              ======     ======

     The following are aggregate maturities of long-term debt for the next 5 years and in total thereafter:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................      $ --
2001........................................................        --
2002........................................................       215
2003........................................................       200
2004........................................................        --
Thereafter..................................................       460
                                                                  ----
          Total long-term debt, including current
           maturities.......................................      $875
                                                                  ====

  Other Financing Arrangements

     EPNG is designated as a borrower under El Paso's $1,250 million, 364-day and $750 million, five-year revolving credit facilities (collectively the "Revolving Credit Facility"). The $1,250 million 364-day renewable revolving credit and competitive advance facility was established in August 1999 and replaced El Paso's 1998 $750 million, 364-day renewable revolving credit and competitive advance facility. The $750 million, five-year revolving credit and competitive advance facility was established in October 1997. The rate for the Revolving Credit Facility varies based on El Paso's unsecured debt rating. As of December 31, 1999, the interest rate for borrowings under the Revolving Credit Facility was equal to LIBOR plus 50 basis points and no amounts were outstanding.

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

     In September 1999, EPNG retired its outstanding 9.45% note in the principal amount of $47 million. In October 1999, MPC retired its variable rate non-recourse project financing in the principal amount of $107 million. Concurrently, MPC also terminated its associated interest rate swap at a cost of approximately $5 million.

     At December 31, 1999, the Company had accrued $2 million in dividends payable on its 8% preferred stock.

6. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company's minimum annual rental commitments at December 31, 1999, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2000.....................................................        $ 11
   2001.....................................................          11
   2002.....................................................          12
   2003.....................................................          12
   2004.....................................................          13
   Thereafter...............................................          34
                                                                    ----
          Total.............................................        $ 93
                                                                    ====

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $12 million due in the future under noncancelable subleases.

     Rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was $12 million, $12 million, and $11 million, respectively.

  Guarantees

     At December 31, 1999, EPNG had guarantees of $335 million. Additionally, the Company had letters of credit of approximately $3 million outstanding.

  Rates and Regulatory Matters

     The Company's interstate natural gas pipeline companies are subject to the regulatory jurisdiction of the FERC with respect to rates, terms and conditions of service, accounts and records, the addition of facilities, the abandonment of services and facilities, the curtailment of gas deliveries and other matters.

     In June 1995, EPNG filed with FERC new system rates for mainline transportation. In April 1997, FERC approved a comprehensive offer of settlement to resolve this proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996 through December 31, 1997. It also determined that only one contesting party, Edison, should be severed for separate determination of the rates it ultimately pays EPNG. The settlement was effective as of January 1, 1996.

     In August 1999, EPNG and Edison filed a joint settlement with FERC resolving all issues related to EPNG's June 1995 rate filing. The joint settlement provides for Edison to pay EPNG the maximum tariff rate provided for under the settlement for transportation service to California from July 1, 1999 through 2005 and for EPNG to pay Edison $32 million plus accrued interest to resolve all claims raised by Edison. The settlement amount to Edison exceeded the reserve previously provided by EPNG by approximately $14 million, and the difference has been reflected in results of operations for the year ended December 31, 1999.

     In November 1999, FERC approved the joint settlement between EPNG and Edison and reapproved EPNG's rate settlement conditioned upon the immediate adjustment of EPNG's fuel charges with respect to certain facilities refunctionalized as gathering (see discussion below). Following FERC's action, EPNG and certain others filed for rehearing of FERC's fuel adjustment requirement. In December 1999, FERC delayed the implementation of the fuel adjustment pending its review of requests for rehearing.

     EPNG's rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, EPNG's base rates began escalating annually in 1998. Additionally, EPNG has the right to increase or decrease base rates if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of EPNG's settling customers, except Edison, participate in "risk sharing provisions" under EPNG's rate case settlement. Under these provisions, EPNG received and continues to receive cash payments totaling $295 million for a portion of the risk it assumed from certain capacity relinquishments by its customers at the end of 1997. The cash received is deferred, and EPNG recognizes this deferral in revenues ratably over the risk sharing period. As of December 31, 1999, the Company had unearned risk sharing revenues of approximately $127 million and had $54 million remaining to be collected from customers under this provision. If EPNG remarkets its relinquished capacity to customers above certain dollar levels specified in the risk sharing agreement, it may be obligated to refund 35 percent of the excess to customers. For the year ended December 31, 1999, EPNG refunded approximately $8 million to customers under this provision, and has accrued approximately $7 million for refunds to be made in 2000. The risk sharing provisions of the rate settlement extend through 2003, at which time EPNG will be at risk for all unsubscribed, excess capacity on its system.

     In January 1998, EPNG entered into two year contracts with Dynegy for the sale of substantially all of its turned back firm capacity available to California (approximately 1.3 billion cubic feet) at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. EPNG's filing to implement the contracts was protested by several parties. In a series of orders, FERC generally denied the protests, but required certain modifications to the contracts. EPNG realized $43 million in revenue in the twelve months ended 1999 for this capacity. In December 1999, EPNG remarketed this firm capacity to Enron. EPNG also entered into a contract with Williams Energy Marketing and Trading Company ("Williams") for delivery of firm transportation capacity through 2004. The Williams contract was substantially approved by FERC in January 2000. However, due to FERC's modification of certain delivery point rights on one of the Enron contracts, Enron and EPNG mutually agreed to terminate the Enron contracts effective January 31, 2000. EPNG reposted the capacity covered by these contracts for competitive bidding in February 2000 and has awarded the capacity to Merchant Energy. The contract is effective from March 1, 2000 through May 31, 2001. EPNG expects to realize approximately $39 million over the contract term, which will be subject to the revenue sharing provisions of the settlement.

     In 1998, EPNG transferred its Chaco Station to Field Services to comply with a FERC ruling that this asset should be functionalized as a gathering versus a transmission facility. In October 1999, the Court of Appeals sustained FERC's determination, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from its refunctionalization. In August 1999, a complaint was filed seeking a determination that EPNG's Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. In a November 1999 order, FERC ruled that two of the three Blanco compressor facilities were nonjurisdictional gathering facilities, and that an immediate adjustment of EPNG's fuel charges to eliminate the effects of the refunctionalized facilities was appropriate, but that no change should be made to EPNG's base rates as a result of refunctionalization. EPNG and other parties have sought rehearing of the November 1999 order and any fuel adjustments are stayed pending the outcome of these requests. In addition, certain of EPNG's customers have taken the position that FERC's fuel adjustment requirement, if sustained on rehearing, will comprise a modification to EPNG's rate settlement that may allow any adversely affected party to withdraw from the settlement.

     In September 1999, a "Fast Track" complaint was filed requesting that FERC order the Company to cease and desist selling primary firm delivery point capacity at the Southern California Gas Company Topock Delivery point in excess of the downstream capacity available at that point. On November 10, 1999, FERC issued an order finding that EPNG's delivery and receipt point allocation methodology may be unjust and unreasonable, and ordered EPNG to file a new methodology regarding receipt and delivery point allocation rights within 60 days of the date of the order. Various parties have requested rehearing or clarification of the November 10, 1999 order. EPNG was granted an extension of time to comply with this directive. On February 9, 2000, EPNG filed a proposal to change its current capacity allocation methods. FERC has set a technical conference on this matter to be held March 9, 2000.

     In December 1999, a complaint was filed requesting that EPNG cease and desist overselling firm mainline capacity on the east-end of EPNG's mainline system. The complaint requested that this issue be addressed along with El Paso's capacity allocation proposal discussed above. In February 2000, FERC issued an order consolidating these complaints.

     In January 2000, Northwest Pipeline Corporation ("Northwest") filed a complaint alleging that EPNG's scheduling procedures applicable to the Ignacio, Colorado interconnect between EPNG and Northwest are inconsistent with applicable general industry standards and have resulted in excessive imbalances on Northwest's system. EPNG answered the complaint on February 14, 2000.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to its tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     As an interstate pipeline system, EPNG, is subject to FERC audits of its books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in 2000. As part of an industry-wide initiative, EPNG's property retirements are currently under review by the FERC audit staff.

     As the Company's rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. While management cannot predict with certainty the final outcome, or timing, of the final resolution of rates and regulatory matters, the outcome of its capacity subscription efforts, or the outcome of industry trends and initiatives, management believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation ("TransAmerican") filed a complaint in a Texas state court which, as amended, seeks approximately $7.5 billion in actual and punitive damages related to a 1990 settlement agreement between EPNG, TransAmerican, and others. TransAmerican's complaint, as amended, advanced ten causes of action against defendants, which include EPNG and certain of its present and former officers and directors. As a result of orders by the court on various motions for summary judgment, six causes of action have been dismissed in their entirety and one has been partially dismissed. The partially dismissed claim alleges fraud, and the other claims that remain pending allege breach of contract, bad faith and violation of the Texas Antitrust Act. With respect to the fraud claim, the court dismissed TransAmerican's claim that it was fraudulently induced to enter into the settlement transaction, but refused to dismiss the remainder of the fraud claim, in which TransAmerican alleges misrepresentations in the settlement documents. Motions for summary judgment on TransAmerican's other remaining claims are expected to be heard and decided by the court prior to the current trial setting of April 24, 2000. Additionally, EPNG has filed a breach of contract counterclaim against TransAmerican seeking to recover EPNG's expenses incurred in connection with the lawsuit. TransAmerican's motion for summary judgment on this counterclaim was denied by the court. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. ("Stone"), seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. In June 1998, the court granted EPNG's motion for summary judgment and dismissed all claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis.

     EPNG has been named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. The Company believes the complaint to be without merit.

     EPNG has been named a defendant in a class action suit, Quinque Operating Company v. Gas Pipelines. The Plaintiff alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. This suit is similar to the action brought by Jack Grynberg on behalf of the United States Government. The Company believes the complaint to be without merit.

     The Company is also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of its business.

     While the outcome of the matters discussed above cannot be predicted with certainty, management currently does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position, its results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1999, the Company had a reserve of approximately $22 million for expected remediation costs, including approximately $21 million for associated onsite, offsite and groundwater technical studies, and approximately $1 million for other costs which the Company anticipates incurring through 2027.

     In addition, the Company estimates it will make capital expenditures for environmental matters of approximately $9 million for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations.

     EPNG has been designated, has received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 5 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1999, the Company has estimated its share of the remediation costs at these sites to be between $15 million and $20 million and has provided reserves that it believes are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome of this matter.

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

7. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     Prior to January 1, 1997, El Paso maintained a defined benefit pension plan covering substantially all employees of EPNG. Pension benefits were based on years of credited service and final five year average compensation, subject to maximum limitations as defined in the pension plan. Effective January 1, 1997, the plan was amended to provide benefits determined by a cash balance formula. Employees who were pension plan participants on December 31, 1996, receive the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001. In addition, El Paso maintains a defined contribution plan covering all employees of El Paso, including the employees of the Company. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso stock. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 10 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     EPNG provides postretirement medical benefits for a closed group of employees who retired on or before March 1, 1986, and limited postretirement life insurance for employees who retired after January 1, 1985. The medical benefits are pre-funded to the extent employer contributions are recoverable through rates. In accordance with FERC policy, EPNG records the difference between actual costs and the amounts recovered in rates as a regulatory asset or liability.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status, the components of net periodic benefit cost, and the assumptions used in determining the amount of other postretirement employment benefits as of and for the twelve month periods ended September 30, 1999 and 1998.

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 89     $ 67
  Interest cost.............................................     6        6
  Plan amendments...........................................    --       (9)
  Actuarial (gain) or loss..................................     2       29
  Benefits paid.............................................    (7)      (4)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 90     $ 89
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning period.............  $ 55     $ 48
  Actual return on plan assets..............................     8        3
  Employer contributions....................................    11        8
  Benefits paid.............................................    (7)      (4)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 67     $ 55
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(23)    $(34)
  Fourth quarter contributions..............................     3        3
  Unrecognized net actuarial gain...........................   (16)     (14)
  Unrecognized net transition obligation....................    46       54
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $ 10     $  9
                                                              ====     ====

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----    ------    ------
                                                                    (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................   $ 6      $  6      $  4
  Expected return on plan assets............................    (4)       (3)       (2)
  Amortization of net actuarial gain........................    (1)       --        (4)
  Amortization of transition obligation.....................     8         7         9
                                                               ---      ----      ----
  Net benefit cost..........................................   $ 9      $ 10      $  7
                                                               ===      ====      ====

                                                              1999    1998
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  7.50%   6.75%
  Expected return on plan assets............................  7.50%   7.50%

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

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............  $ 0.6    $ 0.5
  Accumulated Postretirement Benefit Obligation.............  $ 8.0    $ 7.3
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............  $(0.6)   $(0.4)
  Accumulated Postretirement Benefit Obligation.............  $(7.4)   $(6.7)

8. TRUST PREFERRED SECURITIES

     In March 1998, El Paso Energy Capital Trust I (the "Trust"), issued 6.5 million of 4 3/4% trust convertible preferred securities (the "Trust Preferred Securities") for $325 million ($317 million, net of issuance costs). The net proceeds to EPNG were used to pay down commercial paper. At the time of the issuance, the Trust was a wholly owned consolidated subsidiary of EPNG. As a result of the holding company reorganization, El Paso assumed the ownership of the Trust and its related obligations.

9. PREFERRED STOCK

     In December 1998, the Company issued 500,000 shares of 8% Cumulative Preferred Stock to El Paso. The proceeds of $350 million were used to reduce outstanding debt of the Company. El Paso is entitled to receive dividends at the rate of 8% on the liquidation value of $700 per share annually. On or after January 1, 2003, the shares of the 8% Preferred Stock shall be redeemable at the option of the Company, in whole or in part, upon not less than 30 days' notice at a redemption price of $700 per share, plus unpaid dividends.

     For the twelve month period ended December 31, 1999, the Company accrued $28 million in dividends payable on its preferred stock.

10. TRANSACTIONS WITH AFFILIATES

     The Company enters into transactions with other El Paso subsidiaries and unconsolidated affiliates in the normal course of business to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of the Company are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from EPNG's affiliates:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $ 2     $ 1     $ 1
Charges from affiliates.....................................   70      84      51

     On December 31, 1999, the Company declared and paid a non-cash dividend to El Paso of its investment in a non-regulated pipeline in the amount of $2 million.

11. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers for the years ended December 31:

                                                            1999      1998      1997
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Southern California Gas Company...........................  $131      $129      $127
Pacific Gas and Electric Company..........................    --(a)     --(a)    123

---------------
(a) Less than 10 percent of consolidated operating revenues.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                            1999      1998      1997
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Interest payments.........................................  $112      $138      $129
Income tax payments.......................................    26        20        54

13. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       OPERATING      OPERATING       NET
                       QUARTER                         REVENUES        INCOME        INCOME
                       -------                         ---------      ---------      ------
                                                                    (IN MILLIONS)
1999 1st.............................................    $118           $ 56          $ 26
      2nd............................................     121             54            25
      3rd............................................     120             53            29
      4th............................................     120             51            26
                                                         ----           ----          ----
                                                         $479           $214          $106
                                                         ====           ====          ====
1998 1st.............................................    $115           $ 50          $ 58
      2nd............................................     124             57            55
      3rd............................................     118             57            60
      4th............................................     118             49            77
                                                         ----           ----          ----
                                                         $475           $213          $250
                                                         ====           ====          ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of El Paso Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2000

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................    8
     Consolidated Balance Sheets............................    9
     Consolidated Statements of Cash Flows..................   10
     Consolidated Statements of Stockholder's Equity........   11
     Notes to Consolidated Financial Statements.............   12
     Report of Independent Accountants......................   27

2. Financial statement schedules and supplementary information required to be submitted.

     Financial statement schedules have been omitted as not being applicable or because the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

3. Exhibit list.............................................   29

     (b) REPORTS ON FORM 8-K:

     None.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1999

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 by and among EPNG, El Paso Merger Company and
                            EPTPC (Exhibit 2.A to EPNG's Registration Statement on
                            Form S-4, filed August 27, 1996, File No. 333-10911).
          3.A            -- Restated Certificate of Incorporation of EPNG dated May
                            11, 1999 (Exhibit 3.A to EPNG's Form 10-Q filed, May 13,
                            1999, File No. 1-2700 ("EPNG's" 1999 First Quarter
                            10-Q)).
          3.B            -- By-laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's Form 10-Q, filed November 13, 1997, File No.
                            1-2700 ("EPNG's" 1999 Third Quarter 10-Q)).
          4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022 (Exhibit 4.A to
                            EPNG's 1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility ("CAF") Agreement dated as of August 16,
                            1999, by and among El Paso, EPNG, TGP, the several banks
                            and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, as
                            administrative agent and as CAF Advance Agent for the
                            Lenders thereunder, Citibank N.A. and ABN Amro Bank, N.V.
                            as co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
                            (Exhibit 10.A to the EPNG 1999 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to the El
                            Paso 1998 Third Quarter 10-Q); First Amendment to the
                            $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, among EPNG,
                            TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                            Guaranty Trust Company of New York, and certain other
                            banks (Exhibit 10.E to the El Paso 1998 Third Quarter
                            10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *27              -- Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2000.

                                           EL PASO NATURAL GAS COMPANY
                                                     Registrant

                                            By /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ JOHN W. SOMERHALDER II                Chairman of the Board and         March 3, 2000
-----------------------------------------------------    Director
              (John W. Somerhalder II)

               /s/ PATRICIA A. SHELTON                 President and Director            March 3, 2000
-----------------------------------------------------
                (Patricia A. Shelton)

                 /s/ H. BRENT AUSTIN                   Executive Vice President, Chief   March 3, 2000
-----------------------------------------------------    Financial Officer and Director
                  (H. Brent Austin)

                /s/ JEFFREY I. BEASON                  Senior Vice President and         March 3, 2000
-----------------------------------------------------    Controller (Chief Accounting
                 (Jeffrey I. Beason)                     Officer)

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2              -- Amended and Restated Merger Agreement dated as of June
                            19, 1996 by and among EPNG, El Paso Merger Company and
                            EPTPC (Exhibit 2.A to EPNG's Registration Statement on
                            Form S-4, filed August 27, 1996, File No. 333-10911).
          3.A            -- Restated Certificate of Incorporation of EPNG dated May
                            11, 1999 (Exhibit 3.A to EPNG's Form 10-Q filed, May 13,
                            1999, File No. 1-2700 ("EPNG's" 1999 First Quarter
                            10-Q)).
          3.B            -- By-laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's Form 10-Q, filed November 13, 1997, File No.
                            1-2700 ("EPNG's" 1999 Third Quarter 10-Q)).
          4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022 (Exhibit 4.A to
                            EPNG's 1998 Form 10-K.
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility ("CAF") Agreement dated as of August 16,
                            1999, by and among El Paso, EPNG, TGP, the several banks
                            and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, as
                            administrative agent and as CAF Advance Agent for the
                            Lenders thereunder, Citibank N.A. and ABN Amro Bank, N.V.
                            as co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
                            (Exhibit 10.A to the EPNG 1999 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to the El
                            Paso 1998 Third Quarter 10-Q); First Amendment to the
                            $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, among EPNG,
                            TGP, The Chase Manhattan Bank, Citibank, N.A., Morgan
                            Guaranty Trust Company of New York, and certain other
                            banks (Exhibit 10.E to the El Paso 1998 Third Quarter
                            10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *27              -- Financial Data Schedule.