Form 10-Q
period 2000-03-31
EL PASO NATURAL GAS CO
filed 2000-05-11
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Common Stock, par value $1.00 per share. Shares outstanding on May 10, 2000: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Operating revenues..........................................  $117    $118
                                                              ----    ----
Operating expenses
  Operation and maintenance.................................    37      38
  Depreciation, depletion, and amortization.................    16      16
  Taxes, other than income taxes............................     8       8
                                                              ----    ----
                                                                61      62
                                                              ----    ----
Operating income............................................    56      56
                                                              ----    ----
Non-affiliated interest and debt expense....................    28      26
Affiliated interest income, net.............................   (21)    (12)
Income tax expense..........................................    19      16
                                                              ----    ----
                                                                26      30
                                                              ----    ----
Net income..................................................  $ 30    $ 26
                                                              ====    ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $   --          $   --
  Accounts and notes receivable, net........................       889           1,414
  Materials and supplies....................................        31              28
  Other.....................................................         3               9
                                                                ------          ------
          Total current assets..............................       923           1,451
Property, plant, and equipment, net.........................     1,656           1,532
Other.......................................................       120             117
                                                                ------          ------
          Total assets......................................    $2,699          $3,100
                                                                ======          ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................    $   60          $   65
  Short-term borrowings (including current maturities of
     long-term debt)........................................       127             567
  Taxes payable.............................................        87              77
  Other.....................................................        85              67
                                                                ------          ------
          Total current liabilities.........................       359             776
Long-term debt, less current maturities.....................       873             873
Deferred income taxes.......................................       175             172
Other.......................................................       143             153
Commitments and contingencies
Stockholder's equity
  Preferred stock, 1,000,000 shares authorized; 8% par value
     $0.01 per share; 500,000 shares issued; stated at
     liquidation value......................................       350             350
  Common stock, par value $1 per share; authorized and
     issued
     1,000 shares...........................................        --              --
  Additional paid-in capital................................       700             700
  Retained earnings.........................................        99              76
                                                                ------          ------
          Total stockholder's equity........................     1,149           1,126
                                                                ------          ------
          Total liabilities and stockholder's equity........    $2,699          $3,100
                                                                ======          ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  30    $  26
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     16       16
     Deferred income tax expense (benefit)..................     11       (1)
     Risk-sharing revenue...................................     (8)      (8)
  Working capital changes, net of non-cash transactions.....     11      115
  Other.....................................................     (2)      (7)
                                                              -----    -----
          Net cash provided by operating activities.........     58      141
                                                              -----    -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (137)      (5)
  Net change in other affiliated advances...................    518     (219)
  Other.....................................................      2       --
                                                              -----    -----
          Net cash provided by (used in) investing
           activities.......................................    383     (224)
                                                              -----    -----
Cash flows from financing activities
  Net borrowings (repayments) from commercial paper.........   (441)      20
  Revolving credit borrowings...............................     85      165
  Revolving credit repayments...............................    (85)     (95)
  Payments to retire long-term debt.........................     --       (5)
                                                              -----    -----
          Net cash provided by (used in) financing
           activities.......................................   (441)      85
                                                              -----    -----
Increase in cash and cash equivalents.......................     --        2
Cash and cash equivalents
          Beginning of period...............................     --        9
                                                              -----    -----
          End of period.....................................  $  --    $  11
                                                              =====    =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2000, and for the quarters ended March 31, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholder's equity.

2. ACQUISITIONS

     In March 2000, we purchased the All American Pipeline, a crude oil transportation system, for $129 million. The system consists of 1,088 miles of pipeline which runs from McCamey, Texas to Emidio Station near Bakersfield, California. We intend to convert a portion of the oil pipeline to a natural gas pipeline, pending FERC approval.

3. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,580    $2,448
Less accumulated depreciation and depletion.................   1,002       994
                                                              ------    ------
                                                               1,578     1,454
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      78        78
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,656    $1,532
                                                              ======    ======

4. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2000, our weighted average interest rate on short-term borrowings was 6.4% and at December 31, 1999, it was 6.6%. We had short-term borrowings at March 31, 2000 and December 31, 1999, as follows:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $127     $567
                                                              ====     ====

     For the three month period ended March 31, 2000, we accrued $9 million in dividends payable on our 8% preferred stock.

5. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In June 1995, we filed new system rates for our mainline transportation with the Federal Energy Regulatory Commission (FERC). In April 1997, FERC approved our settlement to resolve this proceeding as well as issues surrounding certain contract reductions and expirations that occurred from January 1, 1996 through December 31, 1997. FERC also determined that Southern California Edison Company (Edison) should have its rates separately determined. The settlement was effective as of January 1, 1996.

     In November 1999, FERC approved the joint settlement between us and Edison and reapproved our rate settlement conditioned upon the immediate adjustment of our fuel charges for several facilities refunctionalized as gathering (see discussion below). Following FERC's action, we filed for rehearing of FERC's fuel adjustment requirement. FERC denied the request for rehearing and required that the fuel adjustment be implemented effective February 1, 2000. See discussion related to the Chaco Station below.

     Our rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers, except Edison, participate in risk sharing provisions under our rate case settlement. Under these provisions, we received and continue to receive cash payments totaling $295 million for a portion of the risk we assumed from certain capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of March 31, 2000, we had unearned risk sharing revenues of approximately $119 million and had $50 million remaining to be collected from customers under this provision. If the revenues from remarketing our relinquished capacity to customers exceeds certain dollar levels specified in the rate settlement, we may be obligated to refund a portion of the excess to customers. Through March 31, 2000, we have refunded $15 million for 1999 revenues to customers and have reserved $3 million against 2000 revenues under this revenue sharing provision. Both risk and revenue sharing provisions of the rate settlement extend through 2003.

     In 1998, we transferred our Chaco Station to El Paso Field Services to comply with a FERC ruling that this asset should be functionalized as a gathering rather than a transmission facility. In October 1999, the Court of Appeals sustained FERC's determination, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from its refunctionalization. In August 1999, a complaint was filed seeking a determination that our Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. In a November 1999 order, FERC ruled that two of the three Blanco compressor facilities were nonjurisdictional gathering facilities, and that an immediate adjustment of our fuel charges to eliminate the effects of the refunctionalized facilities was appropriate, but that no change should be made to our base rates as a result of refunctionalization. In April 2000, FERC denied our request for the rehearing and ordered us to adjust our fuel charges effective February 1, 2000. We have implemented this order and the impact will not have a material adverse effect on our financial position, results of operations, or cash flows.

     Several of our customers have filed complaints requesting that FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock Delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Various technical conferences have been held regarding these matters. In May, the parties agreed to use FERC's alternative dispute resolution services to resolve these matters. The first meeting will be in May 2000.

     In January 2000, Northwest Pipeline Corporation filed a complaint alleging that our scheduling procedures applicable to the Ignacio, Colorado interconnect are inconsistent with applicable general industry standards and have resulted in excessive imbalances on Northwest's system. In March 2000, FERC granted the complaint and required imbalances incurred by Northwest, as a result of our scheduling practice to be transferred to our system. As of March 31, 2000, we adjusted these accounts and our scheduling procedures as a result of this order.

     In April 2000, the California Public Utilities Commission filed a complaint alleging that our sale of capacity to El Paso Merchant Energy Company, an affiliated company, was anticompetitive and an abuse of the affiliate relationship under FERC's policies. We have answered the complaint and the matter is pending at FERC.

     As an interstate pipeline system, we are subject to FERC audits of our books and records. We currently have an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in 2000. Also, from time to time, the FERC audit staff requests supporting documentation from us as evidence of our compliance.

     As our rate and regulatory matters are fully and unconditionally resolved, we may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. While we cannot predict with certainty the final outcome or timing of the resolution of our rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation filed a complaint in a Texas state court against us which sought approximately $7.5 billion in actual and punitive damages related to our 1990 settlement agreement with TransAmerican and others. TransAmerican's complaint advanced ten causes of action. Some of the causes of action were previously dismissed. Trial on the remaining claims began on
May 1, 2000. During the trial commencement, all claims against all defendants were settled. This settlement will have no material adverse effect on our financial position, results of operations, or cash flows.

     In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al., seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including us, in cases involving TransAmerican. In June 1998, the court granted our motion for summary judgment and dismissed all claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, we believe that the claims asserted against us in this case have no factual or legal basis. Further, because of the settlement reached in the related TransAmerican case, the claims in this case are not material.

     We are a named defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, which deprived the U.S. Government of royalties. We have also been named as a defendant in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2000, we had reserved $21 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $9 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party (PRP) with respect to 4 sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or discontinued operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - the exposure to variable cash flows of a forecasted transaction, or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement of Financial Accounting Standards No. 137 amended the standard in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

                                                                 FIRST QUARTER
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................   $ 117       $ 118
Operating expenses..........................................     (61)        (62)
                                                               -----       -----
  EBIT......................................................   $  56       $  56
                                                               =====       =====
Throughput volumes (BBtu/d)(1)..............................   3,934       3,936
                                                               =====       =====

---------------

(1) BBtu/d means billion British thermal units per day

     Operating revenues for the quarter ended March 31, 2000, were $1 million lower than 1999. The decrease was due to lower revenues from relinquished capacity, partially offset by higher transportation revenues.

     Operating expenses for the quarter ended March 31, 2000, were $1 million lower than 1999. The decrease was due to lower shared services allocations, partially offset by higher favorable fuel settlements with a producer in 1999.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 2000, was $2 million higher than 1999 due to an average increase in commercial paper borrowings and other credit facilities in 2000, partially offset by lower long term debt.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended March 31, 2000, was $9 million higher than 1999 due to increased interest rates and average advances with El Paso in 2000.

INCOME TAX EXPENSE

     Our income tax expense for the quarters ended March 31, 2000 and 1999, was $19 million and $16 million, respectively, resulting in an effective tax rate of 39 percent and 38 percent respectively. The effective tax rates are higher than the statutory rate of 35 percent due to state income taxes.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - financing plans;

     - capital structure;

     - cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

     - the increasing competition within our industry;

     - the timing and extent of changes in commodity prices for natural gas and power;

     - the uncertainties associated with customer contract expirations on our pipeline systems;

     - the potential contingent liabilities and tax liabilities related to our acquisitions; and

     - the conditions of equity and other capital markets.

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

      EXHIBIT
      NUMBER
      -------                               DESCRIPTION
        27          -- Financial Data Schedule

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

                                           EL PASO NATURAL GAS COMPANY

Date: May 11, 2000                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 11, 2000                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER
      -------                               DESCRIPTION
        27          -- Financial Data Schedule