Form 10-Q
period 2000-09-30
EL PASO NATURAL GAS CO
filed 2000-11-09
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Common Stock, par value $1.00 per share. Shares outstanding on November 6, 2000: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER         NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Operating revenues..........................................  $121     $120     $356     $359
                                                              ----     ----     ----     ----
Operating expenses
  Operation and maintenance.................................    36       44      117      126
  Depreciation, depletion, and amortization.................    17       16       50       47
  Taxes, other than income taxes............................     7        7       22       23
                                                              ----     ----     ----     ----
                                                                60       67      189      196
                                                              ----     ----     ----     ----
Operating income............................................    61       53      167      163
                                                              ----     ----     ----     ----
Other income, net...........................................     3        1        3        1
                                                              ----     ----     ----     ----
Income before interest and income taxes.....................    64       54      170      164
                                                              ----     ----     ----     ----
Non-affiliated interest and debt expense....................    21       24       71       79
Affiliated interest income, net.............................   (17)     (17)     (56)     (45)
Income tax expense..........................................    23       18       60       50
                                                              ----     ----     ----     ----
                                                                27       25       75       84
                                                              ----     ----     ----     ----
Net income..................................................  $ 37     $ 29     $ 95     $ 80
                                                              ====     ====     ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --          $   --
  Accounts and notes receivable, net........................      1,058           1,414
  Materials and supplies....................................         32              28
  Other.....................................................          3               9
                                                                 ------          ------
          Total current assets..............................      1,093           1,451
Property, plant, and equipment, net.........................      1,682           1,532
Other.......................................................        115             117
                                                                 ------          ------
          Total assets......................................     $2,890          $3,100
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................     $   78          $   65
  Short-term borrowings.....................................        186             567
  Taxes payable.............................................         97              77
  Other.....................................................        103              67
                                                                 ------          ------
          Total current liabilities.........................        464             776
Long-term debt, less current maturities.....................        882             873
Deferred income taxes.......................................        223             172
Other.......................................................        121             153
Commitments and contingencies
Stockholder's equity
  Preferred stock, 1,000,000 shares authorized; 8% par value
     $0.01 per share; 500,000 shares issued; stated at
     liquidation value......................................        350             350
  Common stock, par value $1 per share; authorized and
     issued
     1,000 shares...........................................         --              --
  Additional paid-in capital................................        700             700
  Retained earnings.........................................        150              76
                                                                 ------          ------
          Total stockholder's equity........................      1,200           1,126
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,890          $3,100
                                                                 ======          ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  95    $  80
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     50       47
     Deferred income tax expense............................     25       17
     Gain on sale of assets.................................     (3)      --
     Risk-sharing revenue...................................    (23)     (23)
  Working capital changes, net of non-cash transactions.....     (7)     137
  Other.....................................................      3       (7)
                                                              -----    -----
          Net cash provided by operating activities.........    140      251
                                                              -----    -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (179)     (36)
  Net change in other affiliated advances...................    382     (138)
  Proceeds from the sale of assets..........................     36       --
  Other.....................................................      4        2
                                                              -----    -----
          Net cash provided by (used in) investing
           activities.......................................    243     (172)
                                                              -----    -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........   (382)      20
  Revolving credit borrowings...............................    175      382
  Revolving credit repayments...............................   (175)    (422)
  Payments to retire long-term debt.........................     (1)     (58)
                                                              -----    -----
          Net cash used in financing activities.............   (383)     (78)
                                                              -----    -----
Increase in cash and cash equivalents.......................     --        1
Cash and cash equivalents
          Beginning of period...............................     --        9
                                                              -----    -----
          End of period.....................................  $  --    $  10
                                                              =====    =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 2000, and for the quarters and nine months ended September 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

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

3. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at September 30, 2000 and December 31, 1999:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,629    $2,448
Less accumulated depreciation...............................   1,023       994
                                                              ------    ------
                                                               1,606     1,454
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      76        78
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,682    $1,532
                                                              ======    ======

4. DEBT AND OTHER CREDIT FACILITIES

     In August 2000, El Paso Energy replaced its $1,250 million 364-day renewable revolving credit and competitive advance facility, with a $2 billion facility, and its $750 million 3-year revolving credit and competitive advance facility, with a $1 billion facility. We are a designated borrower under these new facilities. Our interest rate for these facilities varies and would have been LIBOR plus 41 basis points as of September 30, 2000. The available credit under these facilities is expected to be used for El Paso Energy's general corporate purposes including, but not limited to, supporting our commercial paper program.

     At September 30, 2000, our weighted average interest rate on short-term borrowings was 6.9% and at December 31, 1999, it was 6.6%. We had the following short-term borrowings at September 30, 2000 and December 31, 1999:

                                                              2000     1999
                                                              -----    ----
                                                              (IN MILLIONS)
Commercial paper............................................  $ 186    $567
                                                              =====    ====

     In October 2000, El Paso Energy issued $300 million aggregate principal amount 8.05% medium-term notes due 2030. From the proceeds of this transaction, $110 million was transferred to us and we repaid a portion of our commercial paper borrowings.

     For the nine months ended September 30, 2000, we accrued $24 million in dividends payable on our 8% preferred stock.

5. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     As of September 30, 2000, we have 27 percent of our capacity subscribed under shorter-term contracts. Currently, we are aggressively pursuing the renegotiation and renewal of expiring contracts, and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new and renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

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

     In November 1999, FERC approved the joint settlement between us and Edison and reapproved our rate settlement conditioned upon the immediate adjustment of our fuel charges for several facilities refunctionalized as gathering. Following FERC's action, we filed for rehearing of FERC's fuel adjustment requirement. FERC denied the request for rehearing and required that the fuel adjustment be implemented effective February 1, 2000. In June 2000, we implemented the settlement and paid Edison $35 million, including interest for the period January 1, 1998 through June 30, 1999. In July 2000, we began charging Edison the lower settlement rates and fuel charges. On August 1, 2000, a final rate refund for the period July 1, 1999 through June 30, 2000 was made in the amount of $3.6 million.

     Our rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we received and continue to receive cash payments totaling $295 million for a portion of the risk we assumed from certain capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of September 30, 2000, we had unearned risk sharing revenues of approximately $104 million and had $43 million remaining to be collected from customers under this provision. If the revenues from remarketing our relinquished capacity to customers exceeds certain dollar levels specified in the rate settlement, we are obligated to refund a portion of the excess to customers. Under this provision, we refunded $15 million for 1999 revenues to customers and, as of September 30, 2000, have reserved $9 million against 2000 revenues. Both risk and revenue sharing provisions of the rate settlement extend through 2003.

     In 1998, we transferred our Chaco Station to El Paso Field Services to comply with a FERC ruling that this asset should be functionalized as a gathering rather than a transmission facility. In October 1999, the Court of Appeals sustained FERC's determination, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from its refunctionalization. In August 1999, a complaint was filed seeking a determination that our Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. In a November 1999 order, FERC ruled that two of the three Blanco compressor facilities were gathering facilities, and that an immediate adjustment of our fuel charges to eliminate the effects of the refunctionalized facilities was appropriate, but that no change should be made to our base rates as a result of refunctionalization. In April 2000, FERC denied our request for rehearing and ordered us to adjust our fuel charges effective February 1, 2000. We have implemented this order and, as of September 2000, filed an application with FERC to transfer these compressor facilities to El Paso Field Services. These asset transfers will not have a material adverse effect on our financial position, results of operations, or cash flows.

     In March 2000, we received complaints from certain gas processors and gatherers in the Permian Basin alleging that our cost allocations relating to Waha gas compression facilities have resulted in passing non-jurisdictional gathering costs to our jurisdictional customers. As a result of the complaints, we executed an agreement with the complainants in June 2000 that provides for the abandonment and conveyance to El Paso Field Services of certain compression facilities at Waha with corresponding fuel adjustments. In August 2000, we filed an application with FERC to transfer these assets to El Paso Field Services. The impact of this agreement will not materially impact our financial position, results of operations, or cash flows.

     Several of our customers have filed complaints requesting that FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Various technical conferences have been held regarding these matters. In May 2000, the parties agreed to use FERC's alternative dispute resolution services to resolve these matters. A series of alternative dispute resolution meetings were held during the summer of 2000 but have failed to produce a settlement. In October 2000, FERC ordered us to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and systemwide capacity allocation issues. We are preparing to implement the required delivery point capacity allocation.

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

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint alleging that our sale of capacity to El Paso Merchant Energy Company, an affiliated company, was anticompetitive and an abuse of the affiliate relationship under FERC's policies. The CPUC served data requests to us and El Paso Merchant Energy, which have been either substantially answered or, in the case of El Paso Merchant Energy, contested. In August 2000, the CPUC filed a motion requesting that our contract with El Paso Merchant Energy be abrogated and Southern California Edison Company requested that the original complaint be set for hearings. The matter is pending at FERC.

     As an interstate pipeline system, we are subject to FERC audits of our books and records. We currently have an open audit covering the years 1990 through 1995. Also, from time to time, the FERC audit staff requests supporting documentation from us as evidence of our compliance.

     As changes in the regulatory and economic environment evolve and our pipelines continue to experience discounting of rates and unsubscribed capacity, we will continue to evaluate the application of regulatory accounting principles. Factors which could impact this assessment include an inability to recover cost increases under rate caps and rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets we serve, and the impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

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

     In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al., seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including us, in cases involving TransAmerican. In June 1998, the court granted our motion for summary judgment and dismissed all claims in the Stone litigation. In May 2000, the Texas Court of Appeals in Houston, Texas, upheld the trial court's rulings, except for one claim relating to failure to pay Stone a bonus and, in September 2000, the Court of Appeals denied motions for rehearing. We have filed a petition for review with the Texas Supreme Court. Based on information available at this time, we believe that the claims asserted against us in this case have no factual or legal basis.

     We are a named defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     On August 19, 2000, a mainline transmission line, which we own and operate, ruptured at the crossing of the Pecos River near Carlsbad, New Mexico resulting in the deaths of twelve individuals. In September 2000, we were served with a complaint for damages in Heady, et al. v. EPEC and EPNG, filed in state district court in Harris County, Texas, brought on behalf of four persons. In October 2000, we were served with a complaint for damages in Smith v. EPEC and EPNG, filed in federal district court in Albuquerque, New Mexico, brought on behalf of another person. Both complaints are for damages for personal injuries and wrongful death. Our response in each case is due November 24, 2000. Also, in October 2000, Smith v. EPNG and EPEC was filed against us in state district court in Harris County, Texas for damages. To date, the plaintiff has not served us with this complaint. The National Transportation Safety Board is conducting an investigation into the cause of the rupture.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2000, we had reserved $20 million for expected environmental costs.

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

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We will adopt SFAS No. 133 beginning January 1, 2001, and do not believe it will have a material impact on our financial position, results of operations, or cash flows.

  Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for certain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section updates, and should be read in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

                                                     QUARTER           NINE MONTHS
                                                      ENDED               ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                 ----------------    ----------------
                                                  2000      1999      2000      1999
                                                 ------    ------    ------    ------
                                                 (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.............................  $  121    $  120    $  356    $  359
Operating expenses.............................     (60)      (67)     (189)     (196)
Other income, net..............................       3         1         3         1
                                                 ------    ------    ------    ------
  EBIT.........................................  $   64    $   54    $  170    $  164
                                                 ======    ======    ======    ======
Throughput volumes (BBtu/d)(1).................   4,617     3,992     4,185     3,956
                                                 ======    ======    ======    ======

---------------

(1) BBtu/d means billion British thermal units per day.

  Third Quarter 2000 Compared to Third Quarter 1999

     Operating revenues for the quarter ended September 30, 2000, were $1 million higher than the same period in 1999 resulting from higher transportation revenues in 2000.

     Operating expenses for the quarter ended September 30, 2000, were $7 million lower than the same period in 1999. Lower operating costs and lower system fuel usage in the third quarter of 2000 and the resolution of a contested rate matter with a customer in the third quarter of 1999 were partially offset by revised estimates of regulatory recoveries and environmental liabilities in the third quarter of 1999.

     Other income, net for the quarter ended September 30, 2000, was $2 million higher than the same period 1999 due to the sale of non-pipeline assets in the third quarter of 2000.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Operating revenues for the nine months ended September 30, 2000, were $3 million lower than the same period in 1999. Lower revenues from relinquished capacity were partially offset by higher transportation revenues in the third quarter of 2000.

     Operating expenses for the nine months ended September 30, 2000, were $7 million lower than the same period in 1999. Lower overall operating costs in 2000 and the resolution of a contested rate matter with a customer in the third quarter of 1999 were partially offset by an unfavorable producer settlement and an asset refunctionalization settlement in the second quarter of 2000 as well as revised estimates of regulatory recoveries and environmental liabilities in the third quarter of 1999.

     Other income, net for the nine months ended September 30, 2000, was $2 million higher than the same period in 1999 due to the sale of non-pipeline assets in the third quarter of 2000.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2000, was $3 million and $8 million lower than the same periods in 1999. The decreases were due to reduced average borrowings, primarily long term debt and higher capitalized interest.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the nine months ended September 30, 2000, was $11 million higher than the same period in 1999 due to increased average borrowing rates with El Paso Energy in 2000.

INCOME TAX EXPENSE

     The effective income tax rate for the quarters ended September 30, 2000 and 1999, was 38% for each period. The effective income tax rates for the nine months ended September 30, 2000 and 1999, were 39% and 38%. The effective tax rates were higher than the statutory rate of 35% due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and should be read in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

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

      EXHIBIT
      NUMBER
      -------                               DESCRIPTION
        10.A        -- $2,000,000,000 364-Day Revolving Credit and Competitive
                       Advance Facility Agreement dated August 4, 2000, by and
                       among El Paso Energy Corporation, El Paso Natural Gas
                       Company, Tennessee Gas Pipeline Company, the several
                       banks and other financial institutions from time to time
                       parties to the Agreement, The Chase Manhattan Bank,
                       Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                       agents for the Lenders and Bank of America, N.A. as
                       syndication agent for the Lenders.
        10.B        -- $1,000,000,000 3-Year Revolving Credit and Competitive
                       Advance Facility Agreement dated August 4, 2000, by and
                       among El Paso Energy Corporation, El Paso Natural Gas
                       Company, Tennessee Gas Pipeline Company, the several
                       banks and other financial institutions from time to time
                       parties to the Agreement, The Chase Manhattan Bank,
                       Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                       agents for the Lenders and Bank of America, N.A. as
                       syndication agent for the Lenders.
        27          -- Financial Data Schedule

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

                                           EL PASO NATURAL GAS COMPANY

Date: November 9, 2000                             /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 9, 2000                            /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER
      -------                               DESCRIPTION
        10.A        -- $2,000,000,000 364-Day Revolving Credit and Competitive
                       Advance Facility Agreement dated August 4, 2000, by and
                       among El Paso Energy Corporation, El Paso Natural Gas
                       Company, Tennessee Gas Pipeline Company, the several
                       banks and other financial institutions from time to time
                       parties to the Agreement, The Chase Manhattan Bank,
                       Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                       agents for the Lenders and Bank of America, N.A. as
                       syndication agent for the Lenders.
        10.B        -- $1,000,000,000 3-Year Revolving Credit and Competitive
                       Advance Facility Agreement dated August 4, 2000, by and
                       among El Paso Energy Corporation, El Paso Natural Gas
                       Company, Tennessee Gas Pipeline Company, the several
                       banks and other financial institutions from time to time
                       parties to the Agreement, The Chase Manhattan Bank,
                       Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                       agents for the Lenders and Bank of America, N.A. as
                       syndication agent for the Lenders.
        27          -- Financial Data Schedule