Form 10-K405
period 2000-12-31
EL PASO NATURAL GAS CO
filed 2001-03-29
CIK 31986

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                 EL PASO BUILDING
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

     Common Stock, par value $1 per share. Shares outstanding on March 19, 2001:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    3
Item 3.   Legal Proceedings...........................................    3
Item 4.   Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    3
Item 6.   Selected Financial Data.....................................    *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    4
          Cautionary Statement for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation
            Reform Act of 1995........................................    5
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    5
Item 8.   Financial Statements and Supplementary Data.................    6
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   25

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Management............................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   25
          Signatures..................................................   27

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     El Paso Natural Gas Company (EPNG), a Delaware Corporation incorporated in 1928, is a wholly owned subsidiary of El Paso Corporation (El Paso). Our major business is the interstate transportation of natural gas. We conduct our business activities through two primary pipeline systems and an interconnect into northern Mexico, as discussed below:

     The EPNG system. The El Paso Natural Gas system consists of approximately 9,800 miles of pipeline with a design capacity of 4,744 MMcf/d. During 2000, we transported natural gas volumes averaging approximately 82 percent of our capacity. Our system delivers natural gas from the San Juan Basin of northern New Mexico and southern Colorado and the Permian Basin and Anadarko Basin to California, which is our single largest market, as well as markets in Nevada, Arizona, New Mexico, Texas, Oklahoma, and northern Mexico.

     The MPC system. The Mojave Pipeline Company system consists of approximately 400 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 2000, MPC transported natural gas volumes approximating 100 percent of its capacity. The MPC system connects with the EPNG transmission system at Topock, Arizona and the Kern River Gas Transmission Company system in California and extends to customers in the vicinity of Bakersfield, California.

     In January 2001, El Paso completed its merger with The Coastal Corporation. As a result of this transaction, we are relocating our headquarters from El Paso, Texas to Colorado Springs, Colorado.

                             REGULATORY ENVIRONMENT

     Our natural gas systems are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs that establish rates, terms, and conditions under which each system provides services to its customers. Generally, FERC's authority extends to:

     - transportation of natural gas, rates, and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities;

     - initiation and discontinuation of services; and

     - various other matters.

     Our pipeline systems have tariffs established through filings with FERC that have a variety of terms and conditions, each of which affects its operations and its ability to recover fees for the services it provides. By and large, changes to these fees or terms can only be implemented upon approval by FERC.

     Our interstate pipeline systems are also subject to the Natural Gas Pipeline Safety Act of 1968 that establishes pipeline and liquefied natural gas plant safety requirements, the National Environmental Policy Act, and other environmental legislation. Each of our systems has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in substantial compliance with the applicable requirements.

     For a further discussion of significant rate and regulatory matters, see
Item 8, Financial Statements and Supplementary Data, Note 6.

                            MARKETS AND COMPETITION

     Our interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     We face competition from other pipeline companies that transport natural gas to the California market. Our current capacity to deliver natural gas to California is approximately 3.3 Bcf/d, and the combined capacity of all pipeline companies serving the California market is approximately 6.9 Bcf/d. In 2000, the demand for interstate pipeline capacity to California averaged 5.4 Bcf/d, equivalent to approximately 78 percent of the total interstate pipeline capacity serving that state. Natural gas shipped to California across our system represented approximately 35 percent of the natural gas consumed in the state in 2000. Our ability to remarket our capacity under expiring contracts may be adversely affected by excess capacity into California.

     The significant customers we served in California during 2000 included Southern California Gas Company, with capacity of 1,150 MMcf/d under contract until August 2006, and El Paso Merchant Energy, with capacity of 1,221 MMcf/d under contract through May 2001. In February 2001, we completed our open season on the capacity held by Merchant Energy and all of the available capacity was re-subscribed. Contracts were awarded to 30 different entities, including 271 MMcf/d to Merchant Energy, all at published tariff rates under contracts with durations from 17 months to 15 years.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated herein by reference.

                                   EMPLOYEES

     As of March 19, 2001, we had approximately 700 full-time employees, none of which are subject to collective bargaining arrangements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated by reference herein.

     We are of the opinion that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of these properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by El Paso and, accordingly, there is no public trading market for such securities.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. On December 31, 1998, in connection with the tax-free internal reorganization described in Item 8, Financial Statements and Supplementary Data, Note 1, we declared and paid to El Paso a non-cash dividend of our investment in subsidiaries with a book value in the amount of $1,864 million. On December 31, 1999, we declared and paid to El Paso a non-cash dividend of our investment in a non-regulated pipeline in the amount of $2 million, and in 2000, we declared and paid to El Paso a non-cash dividend of a non-regulated asset in the amount of $9 million.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis.

  Merger-Related Costs and Asset Impairment Charges

     As a result of El Paso's merger with Coastal, our headquarters will be relocated to Colorado Springs, Colorado under a pipeline consolidation plan. As a result, we expect to incur costs that will include, but are not limited to, employee severance, retention, and transition charges; write-offs or write-downs of assets; charges to relocate assets and employees; and contract termination charges. These charges may be significant to our results of operations and financial position and a majority of the charges are anticipated in 2001.

                             RESULTS OF OPERATIONS

     We evaluate performance based on earnings before interest expense and income taxes, excluding affiliated interest income (EBIT). To the extent possible, results of operations have been reclassified to conform to current year presentation. Accordingly, operating results presented herein are on that basis.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              2000       1999
                                                              -----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $ 508      $ 501
Operating expenses..........................................   (285)      (287)
Other income, net...........................................      4          1
                                                              -----      -----
  EBIT......................................................  $ 227      $ 215
                                                              =====      =====
          Total throughput (BBtu/d).........................  4,310      3,954
                                                              =====      =====

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues for the year ended December 31, 2000, were $7 million higher than the same period in 1999. Higher transportation revenues due to improved average throughput in 2000 were partially offset by lower revenues from contracts for relinquished capacity.

     Operating expenses for the year ended December 31, 2000, were $2 million lower than the same period in 1999. Lower overall operating costs in 2000 and the resolution of a contested rate matter with a customer in 1999 were partially offset by an unfavorable producer and shipper settlement and an asset refunctionalization settlement in 2000 as well as revised estimates of regulatory recoveries and environmental liabilities in 1999.

     Other income for the year ended December 31, 2000, was $3 million higher than the same period in 1999 due to the sale of non-pipeline assets in the third quarter of 2000.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the year ended December 31, 2000, was $11 million lower than 1999 due to the retirement of long-term debt and higher capitalized interest partially offset by higher interest on short term borrowings.

  Affiliated Interest Income, net

     Affiliated interest income, net for the year ended December 31, 2000, was $13 million higher than 1999 due to higher average borrowing rates with El Paso in 2000.

INCOME TAX EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The effective income tax rate for each of the years ended December 31, 2000 and 1999 was 38%. The effective tax rates were higher than the statutory rate of 35% primarily due to state income taxes. See Item 8, Financial Statements and Supplementary Data, Note 2, for a reconciliation of the statutory rate to the effective rates.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 6, for a discussion of our commitments and contingencies, which is incorporated by reference herein.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows cash flows and related weighted average interest rates of our interest bearing securities, by expected maturity dates. As of December 31, 2000, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                           DECEMBER 31, 2000                                  DECEMBER 31, 1999
                               --------------------------------------------------------------------------   ---------------------
                                          EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS
                               --------------------------------------------------------------------------   CARRYING
                                2001    2002    2003    2004   2005   THEREAFTER   TOTAL     FAIR VALUE     AMOUNTS    FAIR VALUE
                               ------   -----   -----   ----   ----   ----------   ------   -------------   --------   ----------
                                                         (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate.......................  $  280                                              $  280      $  280        $  567      $  567
      Average interest
        rate.................     5.6%
  Long-term debt, including
    current portion -- fixed
    rate.....................           $ 215   $ 200                   $  458     $  873      $  889        $  873      $  871
      Average interest
        rate.................             8.1%    6.9%                     8.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                           2000     1999     1998
                                           -----    -----    -----
Operating revenues
  Transportation........................   $479..   $475     $469
  Other.................................     29       26       11
                                           ----     ----     ----
                                            508      501      480
                                           ----     ----     ----
Operating expenses
  Operation and maintenance.............    189      195      177
  Depreciation, depletion, and
     amortization.......................     66       63       61
  Taxes, other than income taxes........     30       29       29
                                           ----     ----     ----
                                            285      287      267
                                           ----     ----     ----
Operating income........................    223      214      213
                                           ----     ----     ----
Other income, net.......................      4        1        3
                                           ----     ----     ----
Income before interest and income
  taxes.................................    227      215      216
                                           ----     ----     ----
Non-affiliated interest and debt
  expense...............................     96      107      123
Affiliated interest income, net.........    (75)     (62)     (57)
Income tax expense......................     78       64       58
                                           ----     ----     ----
                                             99      109      124
                                           ----     ----     ----
Income before discontinued operations...    128      106       92
Discontinued operations, net of income
  taxes.................................     --       --      158
                                           ----     ----     ----
Net income..............................   $128..   $106     $250
                                           ====     ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                            DECEMBER 31,
                                          ----------------
                                           2000      1999
                                          ------    ------
Current assets
  Cash and cash equivalents.............  $   --    $   --
  Accounts and notes receivable, net of
     allowance of less than $1 for 2000
     and 1999
     Customer...........................     128        66
     Unconsolidated affiliates..........   1,001     1,343
     Other..............................       5         5
  Materials and supplies................      33        28
  Other.................................      10        11
                                          ------    ------
          Total current assets..........   1,177     1,453
Property, plant, and equipment, net.....   1,711     1,537
Other...................................     105       110
                                          ------    ------
          Total assets..................  $2,993    $3,100
                                          ======    ======

           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..............................  $   66    $   57
     Unconsolidated affiliates..........       7         3
     Other..............................       4         5
  Short-term borrowings (including
     current maturities of long-term
     debt)..............................     280       567
  Taxes payable.........................      99        77
  Other.................................      84        68
                                          ------    ------
          Total current liabilities.....     540       777
                                          ------    ------
Long-term debt, less current
  maturities............................     873       873
                                          ------    ------
Deferred income taxes...................     227       171
                                          ------    ------
Other...................................     126       153
                                          ------    ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 1,000,000 shares
     authorized; 8%, par value $0.01 per
     share; 500,000 shares issued;
     stated at liquidation value........     350       350
  Common stock, par value $1 per share;
     authorized and issued 1,000
     shares.............................      --        --
  Additional paid-in capital............     710       700
  Retained earnings.....................     167        76
                                          ------    ------
          Total stockholder's equity....   1,227     1,126
                                          ------    ------
          Total liabilities and
           stockholder's equity.........  $2,993    $3,100
                                          ======    ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                          2000     1999      1998
                                          -----    -----    -------
Cash flows from operating activities
Net income..............................  $ 128    $ 106    $   250
  Less income from discontinued
    operations, net of income tax.......     --       --        158
                                          -----    -----    -------
Income from continuing operations.......    128      106         92
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation, depletion, and
      amortization......................     66       63         61
    Deferred income tax expense.........     34       --         42
    Net gain on sale of assets..........     (3)      --         --
    Unearned risk-sharing revenue.......    (32)     (31)       (31)
    Working capital changes, net of
      non-cash transactions
       Accounts receivable..............    (60)      33       (138)
       Accounts and notes payable.......      8       27        (16)
       Taxes payable....................     16       39         (3)
       Other working capital changes....     (9)     (28)        --
    Other...............................     12       (3)        10
                                          -----    -----    -------
       Cash provided by continuing
       operations.......................    160      206         17
       Cash provided by discontinued
       operations.......................     --       --        616
                                          -----    -----    -------
         Net cash provided by operating
           activities...................    160      206        633
                                          -----    -----    -------
Cash flows from investing activities
  Purchases of property, plant, and
    equipment...........................   (228)     (51)       (31)
  Net proceeds from the sales of
    assets..............................     36        6          3
  Net change in affiliated advances
    receivable..........................    344     (341)      (512)
  Other.................................      3        5         --
  Cash used in investing activities by
    discontinued operations.............     --       --       (632)
                                          -----    -----    -------
         Net cash provided by (used in)
           investing activities.........    155     (381)    (1,172)
                                          -----    -----    -------
Cash flows from financing activities
  Net borrowings (repayments) of
    commercial paper....................   (287)     416       (176)
  Revolving credit borrowings...........    310      693      1,149
  Revolving credit repayments...........   (310)    (753)    (1,159)
  Payments to retire long-term debt.....     --     (164)       (26)
  Dividends paid........................    (28)     (26)       (68)
  Net proceeds from issuance of common
    stock...............................     --       --        645
  Other.................................     --       --         91
  Cash provided by financing activities
    by discontinued operations..........     --       --         28
                                          -----    -----    -------
         Net cash provided by (used in)
           financing activities.........   (315)     166        484
                                          -----    -----    -------
Decrease in cash and cash equivalents...     --       (9)       (55)
  Less decrease in cash and cash
    equivalents related to discontinued
    operations..........................     --       --         (2)
                                          -----    -----    -------
Decrease in cash and cash equivalents
  from continuing operations............     --       (9)       (53)
Cash and cash equivalents
  Beginning of period...................     --        9         62
                                          -----    -----    -------
  End of period.........................  $  --    $  --    $     9
                                          =====    =====    =======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     COMMON STOCK        8%       ADDITIONAL              TREASURY STOCK        TOTAL
                                    ---------------   PREFERRED    PAID-IN     RETAINED   ---------------   STOCKHOLDER'S
                                    SHARES   AMOUNT     STOCK      CAPITAL     EARNINGS   SHARES   AMOUNT      EQUITY
                                    ------   ------   ---------   ----------   --------   ------   ------   -------------
January 1, 1998...................    123    $ 368        --       $ 1,389      $ 327       (3)     $(47)      $ 2,037
  Net income......................                                                250                              250
  Common stock dividend ($.383 per
     share).......................                                                (46)                             (46)
  Issuance of common stock, net of
     related costs................               1                       6                                           7
  Purchase of treasury stock......                                                          (1)      (33)          (33)
  Restricted stock issuances......               1                      11                                          12
  Restricted stock forfeitures....                                                                    (4)           (4)
  Options exercised...............      1        2                       9                            (1)           10
  Corporate restructuring.........   (124)    (372)                    612                   4        85           325
  Issuance of 8% Preferred
     Stock........................                       350                                                       350
  Distribution relating to
     Reorganization...............                                  (1,333)      (531)                          (1,864)
                                     ----    -----      ----       -------      -----      ---      ----       -------
December 31, 1998.................     --       --       350           694         --       --        --         1,044
  Net income......................                                                106                              106
  Preferred stock dividends.......                                                (28)                             (28)
  Allocated tax benefit of El Paso
     equity plans.................                                       6                                           6
  Dividends.......................                                                 (2)                              (2)
                                     ----    -----      ----       -------      -----      ---      ----       -------
December 31, 1999.................     --       --       350           700         76       --        --         1,126
  Net income......................                                                128                              128
  Preferred stock dividends.......                                                (28)                             (28)
  Allocated tax benefit of El Paso
     equity plans.................                                       5                                           5
  Non-cash capital contributions
     from El Paso.................                                       5                                           5
  Dividends.......................                                                 (9)                              (9)
                                     ----    -----      ----       -------      -----      ---      ----       -------
December 31, 2000.................     --    $  --       350       $   710      $ 167       --      $ --       $ 1,227
                                     ====    =====      ====       =======      =====      ===      ====       =======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence, but not control, over operating and financial policies using the equity method. Our consolidated financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or stockholder's equity.

  Holding Company Reorganization

     Effective August 1, 1998, we reorganized into a holding company organization structure and became a direct, wholly owned subsidiary of El Paso. In the reorganization, our outstanding $3 par value common stock was converted, on a share for share basis, into one share of $3 par value common stock of El Paso. In addition, each of our outstanding one-half preferred stock purchase rights was converted into one preferred stock purchase right of El Paso common stock, with each right representing the right to purchase one two-hundredth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock of El Paso. El Paso also assumed all of our obligations of our then outstanding Trust Preferred Securities. Also, as part of the reorganization, $66 million in cash and assets and liabilities associated with our equity compensation programs were transferred to El Paso.

     The activity in our December 31, 1998, statement of stockholder's equity reflects the change in the number of shares outstanding, other reorganization related reclassifications, the transfer of ownership of the Trust Preferred Securities, and the transfer of assets and liabilities as discussed above.

  Tax-free Internal Reorganization (Discontinued Operations)

     On December 31, 1998, El Paso effected an internal reorganization of its assets and operations and those of most of its subsidiaries in accordance with a private letter ruling received from the IRS. In the reorganization, a substantial number of our subsidiaries (and their assets, liabilities and operations) were transferred to El Paso or other entities owned by El Paso. After the reorganization, our primary assets were our interstate pipeline systems known as the EPNG System and the MPC System. In the reorganization, we transferred the following assets, liabilities, and operations to El Paso or other El Paso subsidiaries, and eliminated them from our consolidated financial statements:

     - our trading and marketing operations;

     - our international operations;

     - our field services operations;

     - the interstate pipeline systems known as the Tennessee Gas Pipelines System, Midwestern System, and East Tennessee System; and

     - all of our subsidiaries with corporate operations.

     The total book value of the assets, liabilities, and operations transferred was $1,864 million.

     We accomplished the reorganization through a series of intercompany transactions, including a dividend of our interests in those subsidiaries transferred in the reorganization. We treated the transfers as though they were discontinued operations as of December 31, 1998. Revenues related to those items treated as discontinued operations were $5,307 million for the year ended December 31, 1998.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Our actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     Our interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. Our businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of our non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates, including costs to refinance debt.

     When the accounting method followed is required by or allowed by the regulatory authority for rate-making purposes, the method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Our property, plant, and equipment is recorded at its original cost of construction or, upon acquisition, the cost to the entity that first placed the asset in service. We capitalize direct costs, like labor and materials, and indirect costs, like overhead and allowance for funds used during construction. We capitalize the major units of property replacements or improvements and expense the minor ones.

     When applicable, we use the composite (group) method to depreciate regulated property, plant, and equipment. Assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the depreciation rate, approved in our rates, to the total cost of the group, until its net book value equals its salvage value. Currently, our depreciation rates vary from 1 to 33 percent. Using these rates, the remaining economic lives of these assets range from 2 to 36 years. We re-evaluate depreciation rates each time we redevelop our transportation rates.

     When we retire regulated property, plant, and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost of retirement (the cost to remove, sell, or dispose), less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     General. At December 31, 2000 and 1999, we had approximately $227 million and $16 million of construction work in progress included in our property, plant, and equipment.

     We evaluate impairment of our property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     We recognize revenues from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected that may be subject to refund. Revenues on services other than transportation are recorded when they are earned.

     In the fourth quarter of 2000, we implemented Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which provides guidance on the gross versus net presentation of revenues and expenses. As a result of adoption, revenues and related costs increased by $15 million, $22 million and $5 million for 2000, 1999, and 1998. These reclassifications had no impact on net income.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. We expense amounts that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. They are subject to revision in future periods based on actual costs or new circumstances, and are included in our balance sheet at their undiscounted amounts. We evaluate recoveries separately from the liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

  Income Taxes

     We report income taxes based on income reported on our tax returns along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based upon our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy for companies included in its consolidated federal income tax return which provides, among other things, that
(i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and bills or refunds its subsidiaries for their portion of these income tax payments.

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 beginning January 1, 2001, and it had no impact on our financial statements.

2. INCOME TAXES

     The following table reflects the components of income tax expense included in income before discontinued operations for the three years ended December 31:

                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $37      $58      $13
  State.....................................................    7        6        3
                                                              ---      ---      ---
                                                               44       64       16
                                                              ---      ---      ---
Deferred
  Federal...................................................   36       (4)      37
  State.....................................................   (2)       4        5
                                                              ---      ---      ---
                                                               34       --       42
                                                              ---      ---      ---
          Total income tax expense..........................  $78      $64      $58
                                                              ===      ===      ===

     Our income tax expense included in income before discontinued operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............  $72      $59      $52
Increase (decrease)
  State income tax, net of federal income tax benefit.......    3        7        5
  Other.....................................................    3       (2)       1
                                                              ---      ---      ---
Income tax expense..........................................  $78      $64      $58
                                                              ===      ===      ===
Effective tax rate..........................................   38%      38%      39%
                                                              ===      ===      ===

     Income tax expense related to those assets, liabilities, and operations treated as discontinued operations as a result of the tax-free internal reorganization was $74 million for the year ended December 31, 1998.

     The following are the components of our net deferred tax liability at December 31:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $439     $421
  Regulatory and other assets...............................   168      147
                                                              ----     ----
          Total deferred tax liability......................   607      568
                                                              ----     ----
Deferred tax assets
  Accrual for regulatory issues.............................   156      170
  U.S. net operating loss and tax credit carryovers.........    25       24
  Other liabilities.........................................   180      203
                                                              ----     ----
          Total deferred tax asset..........................   361      397
                                                              ----     ----
Net deferred tax liability..................................  $246     $171
                                                              ====     ====

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $5 million in 2000 and $6 million in 1999. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2000, we had approximately $20 million of alternative minimum tax credits and $16 million of net operating loss carryovers available to offset future regular tax liabilities. The alternative minimum tax credits carryover indefinitely. The net operating loss carryover period ends in 2019.

     El Paso and its subsidiaries, including us, file a consolidated federal income tax return. Prior to 1999, El Paso's subsidiary, El Paso Tennessee Pipeline Company and its subsidiaries, was excluded from El Paso's consolidated federal income tax return. Beginning January 30, 2001, as a result of El Paso's merger with The Coastal Corporation, El Paso and its subsidiaries, including us, will file a consolidated federal income tax return with El Paso CGP Company, formerly The Coastal Corporation, and its subsidiaries.

3. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2000, and 1999, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2000                     1999
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities.......    $873        $889         $873        $871

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at December
31:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,667    $2,454
Less accumulated depreciation...............................   1,032       995
                                                              ------    ------
                                                               1,635     1,459
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................      76        78
                                                              ------    ------
          Total property, plant, and equipment, net.........  $1,711    $1,537
                                                              ======    ======

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs of these facilities. These costs are amortized on a straight-line basis over a remaining life of 34 years. We do not recover these excess costs in our rates.

     During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by various assets of El Paso, including the assets of Mojave Pipeline which had a net book value of $158 million at December 31, 2000.

5. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 7.5% and 6.6% at December 31, 2000 and 1999. We had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $280     $567
                                                              ====     ====

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2000     1999
                                                              ----     ----
                                                              (IN MILLIONS)
     7.75% Note due 2002....................................  $215     $215
     6.75% Note due 2003....................................   200      200
     8.63% Debenture due 2022...............................   260      260
     7.50% Debenture due 2026...............................   200      200
                                                              ----     ----
                                                               875      875
  Less: Unamortized discount................................     2        2
       Current maturities...................................    --       --
                                                              ----     ----
          Total long-term debt, less current maturities.....  $873     $873
                                                              ====     ====

     Aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................      $ --
2002........................................................       215
2003........................................................       200
2004........................................................        --
2005........................................................        --
Thereafter..................................................       460
                                                                  ----
          Total long-term debt, including current
           maturities.......................................      $875
                                                                  ====

  Other Financing Arrangements

     As of December 31, 2000, El Paso has a $2 billion, 364-day renewable revolving credit and competitive advance facility and a $1 billion, 3-year revolving credit and competitive advance facility. These facilities replaced El Paso's $1,250 million and its $750 million revolving credit facilities in August 2000. We are a designated borrower under these facilities and, as such, are liable for any amounts outstanding on these facilities. Our interest rate for these facilities varies and was LIBOR plus 50 basis points on December 31, 2000. No amounts were outstanding under these facilities at December 31, 2000. The available credit under these facilities is expected to be used for El Paso's general corporate purposes including, but not limited to, supporting our $1 billion commercial paper program.

     In October 1999, Mojave Pipeline terminated its associated interest rate swap at a cost of approximately $5 million. This amount was charged to income.

     The following table reflects our significant long-term debt repayments for 1999:

                                  RETIREMENTS

DATE                     COMPANY                        INTEREST RATE    DUE DATE       AMOUNT
----                     -------                        -------------    --------    -------------
                                                                                     (IN MILLIONS)
1999
  September              El Paso Natural Gas                 9.45%         1999          $ 47
  October                Mojave Pipeline Company          Variable         1999           107

     We did not have any long-term debt repayments in 2000.

     At December 31, 2000, we had accrued $2 million in dividends payable on our 8% preferred stock.

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     On August 19, 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. Eleven lawsuits brought on behalf of the twelve deceased persons have been filed against us and El Paso for damages for personal injuries and wrongful death -- three in state district court in Harris County, Texas (Diane Heady, et al v. EPEC and EPNG, filed September 7, 2000; Richard Heady v. EPEC and EPNG, filed February 15, 2001; Geneva Smith v. EPEC and EPNG, filed October 23, 2000), two in federal district court in Albuquerque, New Mexico (Dawson v. EPEC and EPNG, filed November 8, 2000; Jennifer Smith v. EPEC and EPNG, filed August 29, 2000), and six in state district court in Carlsbad, New Mexico (Chapman, as Personal Representative of the Estate of Amy Smith Heady, v. EPEC, EPNG, and John Cole, filed February 9, 2001; and Chapman v. EPEC, EPNG and John Cole; Green v. EPEC, EPNG, and John Cole; Rackley, as Personal Representative of the Estate of Glenda Gail Sumler,
v. EPEC, EPNG, and John Cole; and Rackley, as Personal Representative of the Estate of Amanda Sumler Smith, v. EPEC, EPNG, and John Cole, all filed March 16,
2001). In March 2001, we settled all claims in the Heady cases. Payments for these four claimants will be fully covered by insurance. The National Transportation Safety Board is conducting an investigation into the facts and circumstances concerning the possible causes of the rupture.

     In late 2000, we and El Paso Merchant Energy and several of its subsidiaries, were named as defendants in four purported class action lawsuits filed in state court in California. (Continental Forge Co. v. Southern California Gas Co., et al, Los Angeles; Berg v. Southern California Gas Co., et al, Los Angeles; John Phillip v. El Paso Merchant Energy, et al, San Diego; John WHK Phillip v. El Paso Merchant Energy, et al, San Diego.) Two of these cases, filed in Los Angeles, contend generally that we conspired with other unrelated companies to create artificially high prices for natural gas in California; the other two cases, filed in San Diego, assert that we used Merchant Energy's acquisition of capacity on our pipeline to manipulate the market for natural gas in California. These cases have been moved to the federal courts in California and we have filed motions to dismiss in the San Diego actions. On March 20, 2001, two additional lawsuits, The City of Los Angeles, et. al. v. Southern California Gas Company, et. al. and The City of Long Beach, et. al. v. Southern California Gas Company et. al. were filed in a Los Angeles County Superior Court. In addition, on March 22, 2001, a lawsuit filed on behalf of a purported class, Sweeties, et. al. v. El Paso Corporation, et al., was filed in Superior Court of San Francisco, State of California. These cases seek monetary damages against us and make similar allegations to the Continental Forge and Berg cases discussed above.

     In 1999, we were served as a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We are also a named defendant in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2000, we had a reserve of approximately $25 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $17 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to four sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. We sought to resolve our liability as a PRP at these Superfund sites through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2000, we have estimated our share of the remediation costs at these sites to be between $13 million and $18 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these Superfund sites will not have a material adverse effect on our financial position, operating results, or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate. For a further discussion of specific environmental matters, see Legal Proceedings above.

  Rates and Regulatory Matters

     As of December 31, 2000, we have 27 percent of our capacity subscribed under short-term contracts that expire in 2001. In February 2001, EPNG completed its open season on the capacity under contract with Merchant Energy and all of the available capacity was subscribed. Contracts were awarded to 30 different entities at published tariff rates for a duration from 17 months to 15 years including our affiliate, El Paso Merchant Energy, who was awarded 271 MMcf/d. Also, customers and other groups may dispute new and renewed contracts and we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     In June 1995, we filed with FERC for new system rates for mainline transportation. In April 1997, FERC approved our comprehensive settlement to resolve these proceedings. It also determined that Southern California Edison rates should be determined separately for the rate it ultimately pays us. In August 1999, we filed with Southern California Edison a joint settlement with FERC resolving all issues related to our June 1995 rate filing. In November 1999, FERC approved our joint settlement with Southern California Edison and reapproved our rate settlement conditioned upon the immediate adjustment of our fuel charges for several facilities refunctionalized as gathering. We filed for rehearing of FERC's fuel adjustment requirement and the FERC denied the request and required that we implement the fuel adjustment effective
February 1, 2000. In June 2000, we implemented the settlement and paid Edison $35 million, including interest for the period January 1, 1998 through June 30, 1999. In July 2000, we began charging Edison the lower settlement rates and fuel charges. On August 1, 2000, a final rate refund of $3.6 million was made for the period July 1, 1999 through June 30, 2000.

     Our rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we receive cash payments totaling $295 million for a portion of the risk we assumed from certain capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of December 31, 2000, we had unearned risk sharing revenues of approximately $96 million and had $40 million remaining to be collected from customers under this provision. If we remarket our relinquished capacity to customers above certain dollar levels specified in the rate settlement, we may be obligated to refund a portion of the excess to customers. Under this provision, we refunded $15 million for 1999 revenues to customers and, during 2000, we established a refund obligation of $14 million against 2000 revenues of which $6 million was refunded in 2000 with the remaining $8 million to be refunded in early 2001. Both the risk and revenue sharing provisions of the rate settlement extend through 2003.

     In 1998, we transferred our Chaco Compression Station to El Paso Field Services to comply with a FERC ruling that this asset should be functionalized as a gathering rather than a transmission facility. In October 1999, the Court of Appeals upheld FERC's determination, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from its refunctionalization. In August 1999, a complaint was filed seeking a determination that our Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. In a November 1999 order, FERC ruled that two of the three Blanco compressor facilities were gathering facilities, and that an immediate adjustment of our fuel charges to eliminate the effects of these facilities was appropriate, but that no change should be made to our base rates as a result of refunctionalization. In April 2000, FERC denied our request for rehearing and ordered us to adjust our fuel charges effective February 1, 2000. We have implemented this order and, as of September 2000, filed an application with FERC to transfer these compressor facilities to El Paso Field Services.

     In March 2000, we received complaints from various gas processors and gatherers in the Permian Basin alleging that our cost allocations relating to Waha gas compression facilities have resulted in passing non-jurisdictional gathering costs to our jurisdictional customers. As a result of the complaints, we executed an agreement with the complainants in June 2000 that provides for the abandonment and conveyance to El Paso Field Services of several compression facilities at Waha with corresponding fuel adjustments. In August 2000, we filed an application with FERC to transfer these assets to El Paso Field Services. In February 2001, FERC issued an order accepting our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system wide capacity allocation methodology.

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

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint alleging that our sale of capacity to El Paso Merchant Energy Company, an affiliated company, was anticompetitive and an abuse of the affiliate relationship under FERC's policies. The CPUC served data requests to us and El Paso Merchant Energy, which have been either substantially answered or contested. In August 2000, the CPUC filed a motion requesting that our contract with El Paso Merchant Energy be terminated. Other parties in the proceedings have requested that the original complaint be set for hearings and that El Paso Merchant Energy pay back any profits it has earned under the contract. On March 28, 2001, FERC issued an order dismissing arguments that the sale of capacity to Merchant Energy violated the marketing affiliate rule and concluded that allegations regarding the awarding of capacity to Merchant Energy were unsupported. FERC further established a hearing, before an administrative law judge to address the issue of whether El Paso Natural Gas and/or Merchant Energy had market power and, if so, had exercised it.

     As an interstate pipeline system, we are subject to FERC audits of our books and records. We currently have an open audit covering the years 1990 through 1995. Also, from time to time, the FERC audit staff requests supporting documentation from us as evidence of our compliance.

     We will continue to evaluate the application of regulatory accounting principles as there are changes in the regulatory and economic environment. Things that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process;

     - excess capacity;

     - discounting rates in the markets we serve; and

     - impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

     While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the impact of ongoing industry trends and initiatives, we believe the resolution of these issues will not have a material adverse effect on our financial position, operating results, or cash flows.

  Capital Commitments

     At December 31, 2000, we had capital and investment commitments of $23 million for 2001 primarily relating to ongoing capital projects, with no commitments thereafter. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     Minimum annual rental commitments at December 31, 2000, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2001.....................................................        $12
   2002.....................................................         12
   2003.....................................................         12
   2004.....................................................         13
   2005.....................................................         14
   Thereafter...............................................         20
                                                                    ---
          Total.............................................        $83
                                                                    ===

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $11 million due in the future under noncancelable subleases.

     Rental expense for operating leases for the years ended December 31, 2000, 1999, and 1998 was $10 million, $12 million, and $12 million.

  Guarantees

     At December 31, 2000, we had guarantees of $259 million associated with our development activities and various other programs.

7. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     Prior to January 1, 1997, El Paso maintained a defined benefit pension plan covering substantially all of our employees. Pension benefits were based on years of credited service and final five year average compensation, subject to maximum limitations as defined in the pension plan. Effective January 1, 1997, the plan was amended to provide benefits determined by a cash balance formula. Employees who were pension plan participants on December 31, 1996, receive the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001. In addition, El Paso maintains a defined contribution plan covering all employees of El Paso, including our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso stock. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 9 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     We provide postretirement medical benefits for a closed group of employees who retired on or before March 1, 1986, and limited postretirement life insurance for employees who retired after January 1, 1985. As such, our obligation to accrue for other postretirement employee benefits (OPEB) is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is pre-funded to the extent employer contributions are recoverable through rates. To the extent actual OPEB costs differ from amounts recovered in rates, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve month period ended September 30:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $90..    $ 89
  Interest cost.............................................     7        6
  Actuarial (gain) or loss..................................    (9)       2
  Benefits paid.............................................    (5)      (7)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 83     $ 90
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning period.............  $ 67     $ 55
  Actual return on plan assets..............................     4        8
  Employer contributions....................................    11       11
  Benefits paid.............................................    (5)      (7)
                                                              ----     ----
  Fair value of plan assets at end of period................  $77..    $ 67
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $ (6)    $(23)
  Fourth quarter contributions..............................     3        3
  Unrecognized net actuarial gain...........................   (24)     (16)
  Unrecognized net transition obligation....................    38       46
                                                              ----     ----
  Prepaid benefit cost at December 31.......................  $ 11     $ 10
                                                              ====     ====

     Benefit obligations are based upon actuarial estimates as described below.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----    ------    ------
                                                                    (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................   $ 7      $  6      $  6
  Expected return on plan assets............................    (4)       (4)       (3)
  Amortization of net actuarial gain........................    (1)       (1)       --
  Amortization of transition obligation.....................     7         8         7
                                                               ---      ----      ----
  Net benefit cost..........................................   $ 9      $  9      $ 10
                                                               ===      ====      ====

                                                              2000    1999
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  7.75%   7.50%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assume a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent in 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............   $ 1      $ 1
  Accumulated Postretirement Benefit Obligation.............   $ 7      $ 8
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............   $(1)     $(1)
  Accumulated Postretirement Benefit Obligation.............   $(7)     $(7)

8. PREFERRED STOCK

     In December 1998, we issued 500,000 shares of 8% Cumulative Preferred Stock to El Paso. We used the proceeds of $350 million to reduce our outstanding debt. El Paso is entitled to receive dividends at the rate of 8% on a liquidation value of $700 per share annually. On or after January 1, 2003, these shares are redeemable at our option, in whole or in part, upon not less than 30 days' notice at a redemption price of $700 per share, plus unpaid dividends.

     For the year ended December 31, 2000, we paid $28 million in dividends on our preferred stock.

9. TRANSACTIONS WITH AFFILIATES

     El Paso allocates general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our revenues, gross property and payroll.

     In addition, we enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of business to transport, sell and purchase natural gas. Services provided by these affiliates for our benefit are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from our affiliates:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $35     $ 2     $ 1
Charges from affiliates.....................................   58      70      84

10. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers for the years ended December 31:

                                                            2000      1999      1998
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Southern California Gas Company...........................  $132      $131      $129

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                            2000      1999      1998
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Interest paid.............................................  $99       $112      $138
Income tax payments.......................................   23         26        20

12. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                      OPERATING       OPERATING       NET
                      QUARTER                        REVENUES(1)       INCOME        INCOME
                      -------                        -----------      ---------      ------
                                                                    (IN MILLIONS)
2000 1st...........................................     $122            $ 56          $ 30
      2nd..........................................      119              50            28
      3rd..........................................      129              61            37
      4th..........................................      138              56            33
                                                        ----            ----          ----
                                                        $508            $223          $128
                                                        ====            ====          ====
1999 1st...........................................     $123            $ 56          $ 26
      2nd..........................................      126              54            25
      3rd..........................................      127              53            29
      4th..........................................      125              51            26
                                                        ----            ----          ----
                                                        $501            $214          $106
                                                        ====            ====          ====

---------------

(1) In the fourth quarter of 2000, we restated operating revenues for 1999 and 2000 due to the implementation of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For the first, second, and third quarters of 2000, operating revenues increased by $5 million, $2 million, and $8 million. For the first, second, third, and fourth quarters of 1999, operating revenues increased by $5 million, $5 million, $7 million, and $5 million. These adjustments had no impact on net income.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of El Paso Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transaction," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................    6
     Consolidated Balance Sheets............................    7
     Consolidated Statements of Cash Flows..................    8
     Consolidated Statements of Stockholder's Equity........    9
     Notes to Consolidated Financial Statements.............   10
     Report of Independent Accountants......................   24

2. Financial statement schedules and supplementary information required to be submitted.

     Schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or accompanying notes.

3. Exhibit list.............................................   26

     (b) REPORTS ON FORM 8-K:

     None.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2000

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Restated Certificate of Incorporation of EPNG dated May
                            11, 1999 (Exhibit 3.A to EPNG's 1999 First Quarter 10-Q).
          3.B            -- By-Laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's 1999 Third Quarter 10-Q).
          4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022 (Exhibit 4.A to
                            EPNG's 1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $2,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 2, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A., and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.A to EPNG's 2000 Third
                            Quarter 10-Q).
         10.B            -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions form time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A., and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.B to EPNG's 2000 Third
                            Quarter 10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.

UNDERTAKING.

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                                           EL PASO NATURAL GAS COMPANY
                                                     Registrant

                                            By /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

             /s/ JOHN W. SOMERHALDER II                Chairman of the Board and       March 29, 2001
-----------------------------------------------------    Director
              (John W. Somerhalder II)

               /s/ PATRICIA A. SHELTON                 President and Director          March 29, 2001
-----------------------------------------------------
                (Patricia A. Shelton)

                 /s/ H. BRENT AUSTIN                   Executive Vice President,       March 29, 2001
-----------------------------------------------------    Chief Financial Officer and
                  (H. Brent Austin)                      Director

                /s/ JEFFREY I. BEASON                  Senior Vice President and       March 29, 2001
-----------------------------------------------------    Controller (Chief Accounting
                 (Jeffrey I. Beason)                     Officer)

                 /s/ WILLIAM A. WISE                   Director                        March 29, 2001
-----------------------------------------------------
                  (William A. Wise)

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Restated Certificate of Incorporation of EPNG dated May
                            11, 1999 (Exhibit 3.A to EPNG's 1999 First Quarter 10-Q).
          3.B            -- By-Laws of EPNG, as amended October 22, 1997 (Exhibit 3.B to EPNG's 1999 Third Quarter 10-Q).
          4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022 (Exhibit 4.A to
                            EPNG's 1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to
                            EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700); Form of 7 1/2% Debentures Due 2026 (Exhibit 4.2
                            to EPNG's Form 8-K, filed November 13, 1996, File No.
                            1-2700).
         10.A            -- $2,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 2, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A., and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.A to EPNG's 2000 Third
                            Quarter 10-Q).
         10.B            -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A., and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.B to EPNG's 2000 Third
                            Quarter 10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.