Form 10-Q
period 2001-03-31
EL PASO NATURAL GAS CO
filed 2001-05-14
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
               EL PASO BUILDING
            1001 LOUISIANA STREET
                HOUSTON, TEXAS                                     77002
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

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

     Common Stock, par value $1.00 per share. Shares outstanding on May 4, 2001:
1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Operating revenues..........................................  $141     $122
                                                              ----     ----
Operating expenses
  Operation and maintenance.................................    41       42
  Merger-related costs......................................     8       --
  Depreciation, depletion, and amortization.................    17       16
  Taxes, other than income taxes............................     8        8
                                                              ----     ----
                                                                74       66
                                                              ----     ----
Operating income............................................    67       56
                                                              ----     ----
Non-affiliated interest and debt expense....................    23       28
Affiliated interest income, net.............................   (19)     (21)
Income tax expense..........................................    23       19
                                                              ----     ----
                                                                27       26
                                                              ----     ----
Net income..................................................  $ 40     $ 30
                                                              ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   --         $   --
  Accounts and notes receivable, net........................    1,185          1,134
  Materials and supplies....................................       35             33
  Other.....................................................        8             10
                                                               ------         ------
          Total current assets..............................    1,228          1,177
Property, plant, and equipment, net.........................    1,718          1,711
Other.......................................................      102            105
                                                               ------         ------
          Total assets......................................   $3,048         $2,993
                                                               ======         ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................................   $  124         $   77
  Short-term borrowings (including current maturities of
     long-term debt)........................................      447            280
  Taxes payable.............................................      111             99
  Other.....................................................       91             84
                                                               ------         ------
          Total current liabilities.........................      773            540
                                                               ------         ------
Long-term debt, less current maturities.....................      659            873
                                                               ------         ------
Deferred income taxes.......................................      237            227
                                                               ------         ------
Other.......................................................      119            126
                                                               ------         ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued 500,000 shares; stated at
     liquidation value......................................      350            350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --             --
  Additional paid-in capital................................      710            710
  Retained earnings.........................................      200            167
                                                               ------         ------
          Total stockholder's equity........................    1,260          1,227
                                                               ------         ------
          Total liabilities and stockholder's equity........   $3,048         $2,993
                                                               ======         ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001    2000
                                                              ----    -----
Cash flows from operating activities
  Net income................................................  $ 40    $  30
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    17       16
     Deferred income tax expense............................    10       11
     Risk-sharing revenue...................................    (8)      (8)
  Working capital changes, net of non-cash transactions.....     9       11
                                                              ----    -----
          Net cash provided by operating activities.........    68       60
                                                              ----    -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (21)    (137)
  Net change in other affiliated advances...................    --      518
  Other.....................................................     1       --
                                                              ----    -----
          Net cash provided by (used in) investing
           activities.......................................   (20)     381
                                                              ----    -----
Cash flows from financing activities
  Net repayments of commercial paper........................   (48)    (441)
  Revolving credit borrowings...............................    50       85
  Revolving credit repayments...............................   (50)     (85)
                                                              ----    -----
          Net cash used in financing activities.............   (48)    (441)
                                                              ----    -----
Net change in cash and cash equivalents.....................    --       --
Cash and cash equivalents
  Beginning of period.......................................    --       --
                                                              ----    -----
  End of period.............................................  $ --    $  --
                                                              ====    =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs described below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. ACQUISITIONS

     In March 2000, we purchased the All American Pipeline, a crude oil transportation system, for $129 million. The system consists of 1,088 miles of pipeline which runs from McCamey, Texas to the Emidio Station near Bakersfield, California. On May 7, 2001, the Federal Energy Regulatory Commission (FERC) issued an order granting us authorization to convert to a natural gas pipeline, the 785 miles that extends from McCamey, Texas to Ehrenberg, Arizona. This pipeline will add approximately 230 million cubic feet per day to our transportation system.

3. MERGER-RELATED COSTS

     During the quarter ended March 31, 2001, we incurred merger-related costs of $8 million associated with El Paso Corporation's merger with The Coastal Corporation and the relocation of our headquarters to Colorado Springs, Colorado. These costs consist of employee severance, retention, and transition costs for severed employees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. These costs included actual severance payments and costs for pension and post-retirement benefits settled and curtailed under existing benefit plans.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                    (IN MILLIONS)
Property, plant, and equipment, at cost.....................   $2,684         $2,667
Less accumulated depreciation, depletion, and
  amortization..............................................    1,041          1,032
                                                               ------         ------
                                                                1,643          1,635
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................       75             76
                                                               ------         ------
          Total property, plant, and equipment, net.........   $1,718         $1,711
                                                               ======         ======

5. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2001, our weighted average interest rate on short-term borrowings was 7.1% and at December 31, 2000, it was 7.5%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                    (IN MILLIONS)
Commercial paper............................................    $232           $280
Current maturities of long-term debt........................     215             --
                                                                ----           ----
                                                                $447           $280
                                                                ====           ====

     For the quarter ended March 31, 2001, we accrued $7 million in dividends payable on our 8% preferred stock.

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     On August 19, 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. Eleven lawsuits brought on behalf of the 12 deceased persons have been filed against us and El Paso for damages for personal injuries and wrongful death (a list of the Carlsbad cases is included in Part II, Item 1). In March 2001, we settled all claims in the Heady cases. Payments for these four claimants will be fully covered by insurance. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture.

     In late 2000, we were named as defendants in four purported class action lawsuits filed in state courts in Los Angeles and San Diego, California (a list of the California 2000 cases is included in Part II, Item 1). Two of these cases, filed in Los Angeles, contend generally that our entities conspired with other unrelated companies to create artificially high prices for natural gas in California. The other two cases, filed in San Diego, assert that our companies used Merchant Energy's acquisition of capacity on our pipeline system to manipulate the market for natural gas in California. We have remanded each of these cases to the federal courts in California and have filed motions to dismiss in the San Diego actions. In addition, three additional lawsuits were filed, with two filed in Los Angeles on March 20, 2001, and the third filed on March 22, 2001, on behalf of a purported class in San Francisco (a list of the California 2001 cases is included in Part II, Item 1). These cases seek monetary damages against us and several of our subsidiaries and make allegations similar to the California 2000 cases filed in Los Angeles discussed above.

     In 1997, we were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming).

     We were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2001, we had a reserve of approximately $25 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $17 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 4 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2001, we have estimated our share of the remediation costs at these sites to be between $13 million and $18 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In February 2001, we completed our open season on 1,221 million cubic feet per day of capacity under contract with our affiliate, El Paso Merchant Energy Company (EPME) through May 2001, and all of the available capacity was subscribed. Contracts were awarded to 30 different entities at published tariff rates for a duration from 17 months to 15 years including EPME who was awarded 271 million cubic feet per day. Also, customers and other groups may dispute new and renewed contracts, and we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     Our current rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we receive cash payments totaling $295 million for a portion of the risk we assumed from capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of March 31, 2001, we had unearned risk sharing revenues of approximately $88 million and had $36 million remaining to be collected from customers under this provision. If we remarket our relinquished capacity to customers above certain dollar levels specified in the rate settlement, we may be obligated to refund a portion of the excess to customers. Under this provision, we refunded $14 million of 2000 revenues to customers during 2000 and 2001, and during 2001, we established a refund obligation of approximately $10 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003.

     In 1998, we transferred our Chaco Compression Station to El Paso Field Services to comply with a FERC ruling that this asset should be re-functionalized as a gathering rather than a transmission facility. In October 1999, the Court of Appeals upheld FERC's determination, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from its refunctionalization. In August 1999, a complaint was filed seeking a determination that our Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. In a November 1999 order, FERC ruled that two of the three Blanco compressor facilities were gathering facilities, and that an immediate adjustment of our fuel charges to eliminate the effects of these facilities was appropriate, but that no change should be made to our base rates as a result of refunctionalization. In April 2000, FERC denied our request for rehearing and ordered us to adjust our fuel charges effective February 1, 2000. We have implemented this order and, in April 2001, FERC approved the abandonment by transfer of these compressor facilities to El Paso Field Services.

     Several of our customers have filed complaints requesting that FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Various technical conferences have been held regarding these matters. In May 2000, the parties agreed to use FERC's alternative dispute resolution services to resolve these matters. A series of alternative dispute resolution meetings were held during the summer of 2000 but have failed to produce a settlement. In October 2000, FERC ordered us to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and systemwide capacity allocation issues. In February 2001, FERC issued an order accepting our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system wide capacity allocation methodology. In March 2001, we filed our proposed system-wide allocation methodology with FERC. In April 2001, the February 2001 FERC order was appealed by a customer.

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with FERC alleging that our sale of capacity to EPME, our affiliate, was anticompetitive and an abuse of the affiliate relationship under FERC's policies. The CPUC served data requests to us and EPME, which were substantially answered or contested. In August 2000, the CPUC filed a motion requesting that our contract with EPME be terminated and other parties in the proceedings have requested that the original complaint be set for hearings and that EPME pay back any profits it has earned under the contract. On March 28, 2001, FERC issued an order dismissing arguments that the sale of capacity to EPME violated the marketing affiliate rule and concluded that allegations regarding the awarding of capacity to EPME were unsupported. FERC further established a hearing, before an administrative law judge, to address the issue of whether we and/or EPME had market power and, if so, had exercised it. A hearing date has been set by FERC for mid-May 2001.

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

     While we cannot predict with certainty the final outcome or timing of the resolution of all of our rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the impact of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

7. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $995 million at March 31, 2001, at a market rate of interest which was 5.58% at March 31, 2001. At December 31, 2000, we had advanced $995 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

     The Notes to Condensed Consolidated Financial Statements contain information that is pertinent to the following analysis.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for each of the quarters ended March 31:

                                                                2001        2000
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS
Operating revenues..........................................   $  141      $  122
Operating expenses..........................................      (74)        (66)
                                                               ------      ------
  Earnings before interest expense and income taxes.........   $   67      $   56
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    4,826       3,934
                                                               ======      ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Operating revenues for the quarter ended March 31, 2001, were $19 million higher than the same period in 2000. The increase was due to higher demand revenues as a result of a larger portion of our capacity earning maximum tariff rates compared to the same period in 2000 and higher throughput from increased deliveries to California and other western states.

     Operating expenses for the quarter ended March 31, 2001, were $8 million higher than the same period in 2000. The increase was due to merger-related costs incurred for employee benefits and severance charges in the first quarter of 2001 related to El Paso's merger with Coastal, as well as higher electric costs, partially offset by lower 2001 overhead allocations.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 2001 was $5 million lower than the same period in 2000 primarily due to decreased commercial paper balances in 2001 and an increase in capitalized interest from higher project expenditures.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended March 31, 2001, was $2 million lower than the same period in 2000 due to decreased average advances with El Paso in 2001.

INCOME TAX EXPENSE

     The income tax expense was $23 million and $19 million for the quarters ended March 31, 2001 and 2000, resulting in effective tax rates of 37 percent and 39 percent. Our effective tax rates were higher than the statutory rate of 35 percent primarily due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 6, which is incorporated by reference herein.

     The eleven Carlsbad lawsuits are as follows: three were filed in district court in Harris County, Texas (Diane Heady, et al v. El Paso Energy Corporation
(EPEC) and EPNG, filed September 7, 2000 and settled in March 2001; Richard Heady, et al v. EPEC and EPNG, filed February 15, 2001 and settled in March 2001; and Geneva Smith, et al v. EPEC and EPNG, filed October 23, 2000), two were filed in federal district court in Albuquerque, New Mexico (Dawson, as Personal Representative of Kirsten Janay Sumler, v. EPEC and EPNG, filed November 8, 2000 and Jennifer Smith, et al v. EPEC and EPNG, filed August 29,
2000), and six were filed in state district court in Carlsbad, New Mexico (Chapman, as Personal Representative of the Estate of Amy Smith Heady, v. EPEC, EPNG, and John Cole, filed February 9, 2001; and Chapman, as Personal Representative of the Estate of Dustin Wayne Smith, v. EPEC, EPNG and John Cole; Chapman, as Personal Representative of the Estate of Terry Wayne Smith, v. EPNG, EPEC, and John Cole; Green, as Personal Representative of the Estate of Jesse Don Sumler, v. EPEC, EPNG, and John Cole; Rackley, as Personal Representative of the Estate of Glenda Gail Sumler, v. EPEC, EPNG, and John Cole; and Rackley, as Personal Representative of the Estate of Amanda Sumler Smith, v. EPEC, EPNG, and John Cole, all filed March 16, 2001).

     The California 2000 cases are: two filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed on September 25, 2000; and Berg v. Southern California Gas Company, et al, filed on December 18, 2000); and two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy and John Phillip v. El Paso Merchant Energy, both filed on December 13, 2000). The California 2001 cases are: two filed in the Superior Court of Los Angeles County (The City of Los Angeles, et al v. Southern California Gas Company, et al and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed on March 20, 2001); and one filed in the Superior Court of San Francisco County (Sweeties v. El Paso Corporation, et al, filed on March 22, 2001).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: May 11, 2001                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: May 11, 2001                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)