Form 10-Q
period 2001-06-30
EL PASO NATURAL GAS CO
filed 2001-08-10
CIK 31986

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, par value $1.00 per share. Shares outstanding on August 6, 2001: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER ENDED       SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                           --------------      ----------------
                                                           2001      2000      2001       2000
                                                           ----      ----      -----      -----
Operating revenues.......................................  $138      $118      $279       $240
                                                           ----      ----      ----       ----
Operating expenses
  Operation and maintenance..............................    44        44        85         86
  Merger-related costs...................................    94        --       102         --
  Depreciation, depletion, and amortization..............    18        17        35         33
  Taxes, other than income taxes.........................     7         7        15         15
                                                           ----      ----      ----       ----
                                                            163        68       237        134
                                                           ----      ----      ----       ----
Operating income (loss)..................................   (25)       50        42        106
Other income, net........................................    (2)       --        (2)        --
                                                           ----      ----      ----       ----
Income (loss) before interest and income taxes...........   (27)       50        40        106
                                                           ----      ----      ----       ----
Non-affiliated interest and debt expense.................    22        22        45         50
Affiliated interest income, net..........................   (16)      (18)      (35)       (39)
Income taxes.............................................   (12)       18        11         37
                                                           ----      ----      ----       ----
                                                             (6)       22        21         48
                                                           ----      ----      ----       ----
Net income (loss)........................................  $(21)     $ 28      $ 19       $ 58
                                                           ====      ====      ====       ====
Comprehensive income (loss)..............................  $(21)     $ 28      $ 19       $ 58
                                                           ====      ====      ====       ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $    1        $   --
  Accounts and notes receivable, net
     Customer...............................................      164           128
     Affiliates.............................................      998         1,001
     Other..................................................        5             5
  Materials and supplies....................................       35            33
  Other.....................................................        8            10
                                                               ------        ------
          Total current assets..............................    1,211         1,177
                                                               ------        ------
Property, plant, and equipment, at cost.....................    2,729         2,667
Less accumulated depreciation, depletion, and
  amortization..............................................    1,053         1,032
                                                               ------        ------
                                                                1,676         1,635
Additional acquisition cost assigned to utility plant,
  net.......................................................       74            76
                                                               ------        ------
          Total property, plant, and equipment, net.........    1,750         1,711
                                                               ------        ------
Other assets................................................       94           105
                                                               ------        ------
          Total assets......................................   $3,055        $2,993
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   86        $   66
     Affiliates.............................................        3             7
     Other..................................................       14             4
  Short-term borrowings (including current maturities of
     long-term debt)........................................      414           280
  Taxes payable.............................................      102            99
  Other.....................................................      113            84
                                                               ------        ------
          Total current liabilities.........................      732           540
                                                               ------        ------
Long-term debt, less current maturities.....................      658           873
                                                               ------        ------
Other
  Deferred income taxes.....................................      230           227
  Other.....................................................      204           126
                                                               ------        ------
                                                                  434           353
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued 500,000 shares; stated at
     liquidation value......................................      350           350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --            --
  Additional paid-in capital................................      710           710
  Retained earnings.........................................      171           167
                                                               ------        ------
          Total stockholder's equity........................    1,231         1,227
                                                               ------        ------
          Total liabilities and stockholder's equity........   $3,055        $2,993
                                                               ======        ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2001       2000
                                                              ------     ------
Cash flows from operating activities
  Net income................................................  $  19      $  58
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     35         33
     Deferred income tax expense............................      3         33
     Risk-sharing revenue...................................    (16)       (17)
     Non-cash portion of merger-related costs...............     92         --
  Working capital changes, net of non-cash transactions.....      4        (27)
  Other.....................................................      3         (2)
                                                              -----      -----
          Net cash provided by operating activities.........    140         78
                                                              -----      -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (68)      (157)
  Net change in other affiliated advances...................      9        481
  Other.....................................................      1          3
                                                              -----      -----
          Net cash provided by (used in) investing
           activities.......................................    (58)       327
                                                              -----      -----
Cash flows from financing activities
  Net repayments of commercial paper........................    (81)      (405)
  Revolving credit borrowings...............................    100        150
  Revolving credit repayments...............................   (100)      (150)
                                                              -----      -----
          Net cash used in financing activities.............    (81)      (405)
                                                              -----      -----
Increase in cash and cash equivalents.......................      1         --
Cash and cash equivalents
  Beginning of period.......................................     --         --
                                                              -----      -----
  End of period.............................................  $   1      $  --
                                                              =====      =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs discussed in Note 3), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to the Form 10-K for a further discussion of those policies.

  Accounting for Hedging Activities

     We use derivatives to mitigate, or hedge cash flow risks associated with power prices. We account for these derivatives under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. Under SFAS No. 133, we record the derivatives we use at their fair value, with an offsetting amount recorded in other comprehensive income. This is done to the extent the derivative is effective, or to the extent that changes in the derivative's value offset changes in the values of the item being hedged. To the extent these changes do not offset one another, or to the extent the derivative and the hedged item are ineffective, value changes are recorded in earnings.

     At the time we enter into a derivative contract, we formally document the relationship between the derivative and the hedged item. This documentation includes:

     - the nature of the risk being hedged;

     - our risk management objectives and strategies for undertaking the hedging activity;

     - a description of the hedged item and the derivative instrument used to hedge the item;

     - a description of how effectiveness is tested at the inception of the hedge; and

     - how effectiveness will be tested on an ongoing basis.

     When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, any further changes in its fair value are recognized in current period earnings. Amounts recorded in other comprehensive income on hedge positions that have either been discontinued or are not anticipated to occur remain for the original term of the hedged transaction or are transferred to earnings depending on the basis on which hedge accounting was discontinued.

     We evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify as normal purchases and normal sales, we may exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current period earnings.

2. ACQUISITIONS

     In March 2000, we purchased the All American Pipeline, a crude oil transportation system, for $129 million. The system consists of 1,088 miles of pipeline which runs from McCamey, Texas to the Emidio Station near Bakersfield, California. On May 7, 2001, the Federal Energy Regulatory Commission (FERC) issued an order granting us authorization to convert the 785 miles that extends from McCamey, Texas to Ehrenberg, Arizona to a natural gas pipeline. This pipeline will add approximately 230 million cubic feet per day to our transportation system.

3. MERGER-RELATED COSTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs of $94 million and $102 million associated with El Paso Corporation's merger with The Coastal Corporation. These costs consist of employee severance, retention, and transition costs for severed employees, and business and operational integration costs related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado.

4. ACCOUNTING FOR HEDGING ACTIVITIES

     During the second quarter of 2001, we entered into derivative instruments to hedge the price risk associated with the cost of electricity used in our operations. At June 30, 2001, we had less than $1 million, net of income taxes, of deferred losses on these derivative instruments recorded in accumulated other comprehensive income. These deferred amounts will be reclassified into earnings during the next 12 months and will offset currently anticipated purchases of electricity and will produce a determinable cash flow stream.

5. DEBT AND OTHER CREDIT FACILITIES

     At June 30, 2001, our weighted average interest rate on short-term borrowings was 4.6%, and at December 31, 2000, it was 7.5%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                                   (IN MILLIONS)
Commercial paper............................................    $199          $280
Current maturities of long-term debt........................     215            --
                                                                ----          ----
                                                                $414          $280
                                                                ====          ====

     In June 2001, El Paso replaced its $2 billion, 364-day revolving credit facility with a renewable $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under the new facility and, as such, are liable for any amounts outstanding under this facility. The interest rate varies and was LIBOR plus 50 basis points at June 30, 2001. No amounts were outstanding under this facility at June 30, 2001.

     For the six months ended June 30, 2001, we accrued $14 million in dividends payable on our 8% preferred stock.

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     A number of El Paso entities were named defendants in eight purported class action or citizen lawsuits and one individual lawsuit filed in 2000 and 2001 in California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings). We are a defendant in most of these lawsuits. These cases contend generally that El Paso entities acted alone or in combination with other unrelated companies to create artificially high prices for natural gas in California, and that El Paso Merchant Energy's acquisition of capacity on our pipeline system was utilized to manipulate the market for natural gas in California. We removed each of these cases to federal courts and have requested that they be consolidated for all pretrial activities. In June 2001, the Federal Judicial Panel on Multi-District Litigation granted our consolidation motion relating to four of the lawsuits, sending them to the U.S. District Court in Nevada. In July 2001, the remaining five cases were conditionally consolidated to the Nevada District Court. The Nevada court has scheduled oral arguments in September 2001 on the issue of whether some or all of these cases should be remanded to the California state court system for all further proceedings.

     On August 19, 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. Eleven lawsuits brought on behalf of the 12 deceased persons have been filed against us and El Paso for damages for personal injuries and wrongful death (a list of the Carlsbad cases is included in Part II, Item 1, Legal Proceedings). In March 2001, we settled all claims in the Heady cases, and in June 2001, we settled the claims in the Jennifer Smith case. Payments for the claimants in the settled cases will be fully covered by insurance. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture. In addition, on June 20, 2001, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Proposed Violation to us. The Notice alleged five probable violations of its regulations (a list of the alleged five probable violations is included in Part II, Item 1, Legal Proceedings), proposed fines totaling over $2.5 million, and proposed corrective actions. On July 20, 2001, we contested the proposed violations in our response to the Office of Pipeline Safety.

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $29 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $11 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2001, we have estimated our share of the remediation costs at these sites to be between approximately $16 million and $20 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

  Rates and Regulatory Matters

     In February 2001, we completed our open season on 1,221 million cubic feet per day of capacity under contract with our affiliate, El Paso Merchant Energy Company (EPME) through May 2001, and all of the available capacity was subscribed. Contracts were awarded to 30 different entities at published tariff rates for a duration from 17 months to 15 years, including EPME who was awarded 271 million cubic feet per day. Also, customers and other groups may dispute new and renewed contracts, and we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with FERC alleging that our sale of approximately 1.2 billion cubic feet per day of California capacity to EPME was anticompetitive and an abuse of the affiliate relationship under FERC's policies. In August 2000, the CPUC filed a motion requesting that the contract between us and EPME be terminated. Other parties in the proceedings have requested that the original complaint be set for hearing and that EPME pay back any profits it has earned under the contract. In March 2001, FERC established a hearing, before an administrative law judge, to address the issue of whether we and/or EPME had market power and, if so, had exercised it. The hearing on the anticompetitive issue concluded in May 2001. In June 2001, FERC issued an order granting the request of the CPUC and others to allow the administrative law judge to take evidence on the affiliate abuse issue. The hearing for the purpose of taking evidence on this issue concluded on August 6, 2001, with final briefs due by September 9, 2001. We expect the administrative law judge to issue a decision in the fourth quarter of 2001.

     Several of our customers have filed complaints requesting that FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Various technical conferences have been held regarding these matters. In May 2000, the parties agreed to use FERC's alternative dispute resolution services to resolve these matters. A series of alternative dispute resolution meetings were held during the summer of 2000 but have failed to produce a settlement. In October 2000, FERC ordered us to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and systemwide capacity allocation issues. In

February 2001, FERC issued an order accepting our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system wide capacity allocation methodology. In March 2001, we filed our proposed system-wide allocation methodology with FERC. In April 2001, the February 2001 FERC order was appealed by a customer. Also in April 2001, two new complaints were filed with FERC by our on-system customers alleging that we have oversold firm system capacity, failed to maintain our facilities necessary to meet the capacity needs of our firm shippers, and are abrogating the firm contracts held by our shippers. In July 2001, a technical conference was conducted by FERC in an Order No. 637 proceeding that addressed our system-wide capacity allocation proposal, Order No. 637 compliance issues, and segmentation of our system. A second technical conference is scheduled for the end of August 2001.

     Two groups of our customers, those within California and those east of California, have recently filed complaints with FERC. The filings involve a dispute over the allocation of pipeline capacity. In July 2001, twelve parties composed of California customers, natural gas producers, and natural gas marketers, filed a complaint against us with FERC. The complaint alleges that our full requirements contracts with our east of California customers should be converted to contracts with specific volumetric entitlements, that we should be required to expand our interstate pipeline system, and that firm shippers who experience reductions in their nominated gas volumes should be awarded demand charge credits. We filed our response to this complaint on August 2, 2001. In July 2001, ten parties, most of which are east of California full-requirement contract customers, filed a complaint against us with FERC, alleging that we violated the Natural Gas Act of 1938 and breached our contractual obligations by failing to expand our system in order to serve the needs of the full-requirement contract shippers. The complainants have requested that FERC require us to show cause why we should not be required to augment our system capacity. We filed our response to this complaint on August 6, 2001, and requested that both groups' complaints be consolidated for future proceedings.

     Our current rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we are to receive cash payments totaling $295 million for a portion of the risk we assumed from capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of June 30, 2001, we had unearned risk sharing revenues of approximately $80 million and had $33 million remaining to be collected from customers under this provision. If we remarket our relinquished capacity to customers above certain dollar levels specified in the rate settlement, we may be obligated to refund a portion of the excess to customers. Under this provision, we refunded $14 million of 2000 revenues to customers during 2000 and 2001, and as of June 30, 2001, we established a refund obligation of approximately $21 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003. One unresolved matter in our current rate settlement involves the application of our existing fuel recovery mechanism as it relates to compression facilities that were abandoned. An appeal was filed in the Fifth Circuit Court of Appeals and was recently transferred to the D.C. Circuit Court of Appeals.

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

7. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $986 million at June 30, 2001, at a market rate of interest which was 4.2% at June 30, 2001. At December 31, 2000, we had advanced $995 million.

     In addition, we enter into transactions with other El Paso subsidiaries and unconsolidated affiliates, including El Paso Merchant Energy, in the ordinary course of our business to transport, sell and/or purchase natural gas. Services provided by or to these affiliates are based on the same terms as non-affiliates.

     At June 30, 2001, we had accounts receivable from other related parties of $12 million and $6 million at December 31, 2000. In addition, we had accounts payable to other related parties of $3 million at June 30, 2001, versus $7 million at December 31, 2000.

8. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for the quarters and six months ended June 30:

                                                      QUARTER ENDED      SIX MONTHS ENDED
                                                    -----------------   -------------------
                                                     2001      2000       2001       2000
                                                    -------   -------   --------   --------
                                                     (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues................................  $  138    $  118     $  279     $  240
Operating expenses................................    (163)      (68)      (237)      (134)
Other income, net.................................      (2)       --         (2)        --
                                                    ------    ------     ------     ------
  Earnings (losses) before interest and income
     taxes........................................  $  (27)   $   50     $   40     $  106
                                                    ======    ======     ======     ======
Throughput volumes (BBtu/d)(1)....................   4,552     4,000      4,688      3,969
                                                    ======    ======     ======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Included in our results of operations for the quarter and six months ended June 30, 2001, are merger-related costs of $94 million and $102 million associated with El Paso Corporation's merger with The Coastal Corporation in January 2001. These costs include employee severance, retention, and transition costs, as well as business and operational integration costs, all of which are related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado.

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $20 million higher than the same period in 2000. The increase was due to higher reservation revenues as a result of a larger portion of our capacity earning maximum tariff rates compared to the same period in 2000, and higher throughput from increased deliveries to California and other western states.

     Operating expenses for the quarter ended June 30, 2001, were $95 million higher than the same period in 2000. The increase was primarily due to merger-related costs incurred related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado as part of El Paso's merger with Coastal.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001 were $39 million higher than the same period in 2000. The increase was due to higher reservation revenues as a result of a larger portion of our capacity earning maximum tariff rates compared to the same period in 2000, and higher throughput from increased deliveries to California and other western states.

     Operating expenses for the six months ended June 30, 2001 were $103 million higher than the same period in 2000. The increase was primarily due to merger-related costs incurred related to the relocation of our headquarters as part of El Paso's merger with Coastal.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the six months ended June 30, 2001, was $5 million lower than the same period in 2000 primarily due to net decreased commercial paper balances in 2001, lower short-term interest rates, and increased capitalized interest from higher project expenditures.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and six months ended June 30, 2001, was $2 million and $4 million lower than the same periods in 2000 due to lower short-term interest rates and decreased average advances to El Paso in 2001 under our cash management program.

INCOME TAXES

     The income tax benefit for the quarter ended June 30, 2001, was $12 million, resulting in an effective tax rate of 36 percent. Income tax expense for the quarter ended June 30, 2000, was $18 million, resulting in an effective tax rate of 39 percent. The income tax expenses for the six months ended June 30, 2001 and 2000, were $11 million and $37 million, resulting in effective tax rates of 37 percent and 39 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

     The eleven Carlsbad lawsuits are as follows: three were filed in district court in Harris County, Texas (Diane Heady, et al v. El Paso Energy Corporation
(EPEC) and EPNG, filed September 7, 2000, and settled in March 2001; Richard Heady, et al v. EPEC and EPNG, filed February 15, 2001, and settled in March 2001; and Geneva Smith, et al v. EPEC and EPNG, filed October 23, 2000), two were filed in federal district court in Albuquerque, New Mexico (Dawson, as Personal Representative of Kirsten Janay Sumler, v. EPEC and EPNG, filed November 8, 2000, and Jennifer Smith, et al v. EPEC and EPNG, filed August 29, 2000, and settled in June 2001), and six were filed in state district court in Carlsbad, New Mexico (Chapman, as Personal Representative of the Estate of Amy Smith Heady, v. EPEC, EPNG, and John Cole, filed February 9, 2001; and Chapman, as Personal Representative of the Estate of Dustin Wayne Smith, v. EPEC, EPNG and John Cole; Chapman, as Personal Representative of the Estate of Terry Wayne Smith, v. EPNG, EPEC, and John Cole; Green, as Personal Representative of the Estate of Jesse Don Sumler, v. EPEC, EPNG, and John Cole; Rackley, as Personal Representative of the Estate of Glenda Gail Sumler, v. EPEC, EPNG, and John Cole; and Rackley, as Personal Representative of the Estate of Amanda Sumler Smith, v. EPEC, EPNG, and John Cole, all filed March 16, 2001).

     The alleged five probable violations of the regulations of the Department of Transportation's Office of Pipeline Safety are: 1) failure to perform appropriate tasks to prevent corrosion, with an associated proposed fine of $500,000; 2) failure to investigate and minimize internal corrosion, with an associated proposed fine of $1,000,000; 3) failure to consider unusual operating and maintenance conditions and respond appropriately, with an associated proposed fine of $500,000; 4) failure to follow company procedures, with an associated proposed fine of $500,000; and 5) failure to maintain topographical diagrams, with an associated proposed fine of $25,000.

     The California cases are: four filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed September 25, 2000; Berg v. Southern California Gas Company, et al; filed December 18, 2000; The City of Los Angeles, et al v. Southern California Gas Company, et al and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy and John Phillip v. El Paso Merchant Energy, both filed December 13, 2000); and three filed in the Superior Court of San Francisco County (Sweetie's, et al v. El Paso Corporation, et al, filed March 22, 2001; Philip Hackett, et al v. El Paso Corporation, et al, filed May 9, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21, 2001). The four cases filed in 2000 were the cases consolidated for pretrial activities.

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

        EXHIBIT
         NUMBER                                    DESCRIPTION
        -------                                    -----------
         *10.A             -- $3,000,000,000 364-Day Revolving Credit and Competitive
                              Advance Facility Agreement, dated as of June 11, 2001, by
                              and among El Paso Corporation, El Paso Natural Gas
                              Company, Tennessee Gas Pipeline Company, the several
                              banks and other financial institutions from time to time
                              parties to the Agreement, The Chase Manhattan Bank, ABN
                              Amro Bank, N.V., and Citibank, N.A., as co-documentation
                              agents for the Lenders, and Bank of America, N.A. and
                              Credit Suisse First Boston, as co-syndication agents for
                              the Lenders.

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

                                           EL PASO NATURAL GAS COMPANY

Date: August 10, 2001                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: August 10, 2001                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                    DESCRIPTION
        -------                                    -----------
         *10.A             -- $3,000,000,000 364-Day Revolving Credit and Competitive
                              Advance Facility Agreement, dated as of June 11, 2001, by
                              and among El Paso Corporation, El Paso Natural Gas
                              Company, Tennessee Gas Pipeline Company, the several
                              banks and other financial institutions from time to time
                              parties to the Agreement, The Chase Manhattan Bank, ABN
                              Amro Bank, N.V., and Citibank, N.A., as co-documentation
                              agents for the Lenders, and Bank of America, N.A. and
                              Credit Suisse First Boston, as co-syndication agents for
                              the Lenders.