Form 10-Q
period 2001-09-30
EL PASO NATURAL GAS CO
filed 2001-11-13
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Common stock, par value $1.00 per share. Shares outstanding on November 6, 2001: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                       QUARTER ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                      ---------------       -----------------
                                                      2001       2000       2001        2000
                                                      ----       ----       -----       -----
Operating revenues..................................  $148       $129       $427        $369
                                                      ----       ----       ----        ----
Operating expenses
  Operation and maintenance.........................    53         44        138         130
  Merger-related costs..............................    (5)        --         97          --
  Depreciation, depletion and amortization..........    18         17         53          50
  Taxes, other than income taxes....................     7          7         22          22
                                                      ----       ----       ----        ----
                                                        73         68        310         202
                                                      ----       ----       ----        ----
Operating income....................................    75         61        117         167
Other income (expense), net.........................    --          3         (2)          3
                                                      ----       ----       ----        ----
Income before interest and income taxes.............    75         64        115         170
                                                      ----       ----       ----        ----
Non-affiliated interest and debt expense............    22         21         67          71
Affiliated interest income, net.....................   (13)       (17)       (48)        (56)
Income taxes........................................    26         23         37          60
                                                      ----       ----       ----        ----
                                                        35         27         56          75
                                                      ----       ----       ----        ----
Net income..........................................  $ 40       $ 37       $ 59        $ 95
                                                      ====       ====       ====        ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --           $   --
  Accounts and notes receivable, net
     Customer...............................................        105              128
     Affiliates.............................................      1,226            1,001
     Other..................................................         --                5
  Materials and supplies....................................         38               33
  Other.....................................................         12               10
                                                                 ------           ------
          Total current assets..............................      1,381            1,177
                                                                 ------           ------
Property, plant and equipment, at cost......................      2,751            2,667
Less accumulated depreciation, depletion and amortization...      1,058            1,032
                                                                 ------           ------
                                                                  1,693            1,635
Additional acquisition cost assigned to utility plant,
  net.......................................................         74               76
                                                                 ------           ------
          Total property, plant and equipment, net..........      1,767            1,711
                                                                 ------           ------
Other assets................................................         94              105
                                                                 ------           ------
          Total assets......................................     $3,242           $2,993
                                                                 ======           ======
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $   50           $   66
     Affiliates.............................................         28                7
     Other..................................................          8                4
  Short-term borrowings (including current maturities of
     long-term debt)........................................        583              280
  Taxes payable.............................................        112               99
  Other.....................................................        113               84
                                                                 ------           ------
          Total current liabilities.........................        894              540
                                                                 ------           ------
Long-term debt, less current maturities.....................        659              873
                                                                 ------           ------
Other
  Deferred income taxes.....................................        239              227
  Other.....................................................        183              126
                                                                 ------           ------
                                                                    422              353
                                                                 ------           ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued 500,000 shares; stated at
     liquidation value......................................        350              350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................         --               --
  Additional paid-in capital................................        712              710
  Retained earnings.........................................        205              167
                                                                 ------           ------
          Total stockholder's equity........................      1,267            1,227
                                                                 ------           ------
          Total liabilities and stockholder's equity........     $3,242           $2,993
                                                                 ======           ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001       2000
                                                              ------     ------
Cash flows from operating activities
  Net income................................................  $  59      $  95
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     53         50
     Deferred income tax expense............................     10         25
     Gain on sale of assets.................................     --         (3)
     Risk-sharing revenue...................................    (24)       (23)
     Non-cash portion of merger-related costs...............     92         --
  Working capital changes, net of non-cash transactions.....     60         (7)
  Other.....................................................     --          3
                                                              -----      -----
          Net cash provided by operating activities.........    250        140
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (111)      (179)
  Net change in other affiliated advances...................   (227)       382
  Proceeds from the sale of assets..........................     --         36
  Other.....................................................     --          4
                                                              -----      -----
          Net cash provided by (used in) investing
           activities.......................................   (338)       243
                                                              -----      -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........     88       (382)
  Revolving credit borrowings...............................    100        175
  Revolving credit repayments...............................   (100)      (175)
  Payments to retire long-term debt.........................     --         (1)
                                                              -----      -----
          Net cash provided by (used in) financing
           activities.......................................     88       (383)
                                                              -----      -----
Net change in cash and cash equivalents.....................     --         --
Cash and cash equivalents
  Beginning of period.......................................     --         --
                                                              -----      -----
  End of period.............................................  $  --      $  --
                                                              =====      =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs discussed in Note
3), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to the Form 10-K for a further discussion of those policies.

  Accounting for Hedging Activities

     From time to time, we may use derivatives to mitigate, or hedge our price risks associated with purchases of power and natural gas. We account for these derivatives under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivatives and Hedging Activities.

2. ACQUISITIONS

     In March 2000, we purchased the All American Pipeline, a crude oil transportation system, for $129 million. The system consists of 1,088 miles of pipeline which runs from McCamey, Texas to the Emidio Station near Bakersfield, California. On May 7, 2001, the Federal Energy Regulatory Commission (FERC) issued an order granting us authorization to convert the 785 miles that extends from McCamey, Texas to Ehrenberg, Arizona to a natural gas pipeline. This pipeline will add approximately 230 million cubic feet per day to our transportation system. We are currently obtaining environmental permits and plan to begin conversion in early 2002.

3. MERGER-RELATED COSTS

     During the nine months ended September 30, 2001, we incurred merger-related costs of $97 million associated with El Paso Corporation's merger with The Coastal Corporation. This amount includes a reduction of $5 million in the third quarter related to a change in our estimated severance charges. Our merger-related costs consist of employee severance, retention and transition costs for severed employees, and business and operational integration costs. Included in these costs were the accrued estimates to relocate our headquarters to Colorado Springs, Colorado. The total accrual was approximately $92 million and was made at the time we completed our relocation. Costs accrued included lease-related costs, write-offs of leasehold improvements and other incremental charges associated with the relocation. Further developments, such as termination of the lease or sub-leases could impact these estimates.

4. DEBT AND OTHER CREDIT FACILITIES

     At September 30, 2001, our weighted average interest rate on short-term borrowings was 3.6%, and at December 31, 2000, it was 7.5%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2001             2000
                                                            -------------    ------------
                                                                    (IN MILLIONS)
Commercial paper..........................................      $368             $280
Current maturities of long-term debt......................       215               --
                                                                ----             ----
                                                                $583             $280
                                                                ====             ====

     In June 2001, El Paso replaced its $2 billion, 364-day revolving credit facility with a renewable $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under the new facility and, as such, are liable for any amounts outstanding under this facility. The interest rate varies and was based on the London InterBank Offered Rate plus 50 basis points at September 30, 2001. No amounts were outstanding under this facility at September 30, 2001.

     For the nine months ended September 30, 2001, we accrued $21 million in dividends payable on our 8% preferred stock.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     A number of El Paso entities were named defendants in nine purported class action or citizen lawsuits and one shareholder lawsuit filed in California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings). We are a defendant in most of these lawsuits. The class action cases contend generally that El Paso entities acted alone or in combination with other unrelated companies to limit the construction of new pipeline capacity to California or to manipulate the price of natural gas sold into the California marketplace. The shareholder suit contends that we, through our directors, failed to prevent the conduct alleged in these underlying cases. We removed each of these cases to federal courts and have requested that they be consolidated for all pretrial activities. Eight of the nine suits were consolidated in the U.S. District Court in Nevada. On October 25, 2001, the Nevada court remanded these cases to the California state court system for all further proceedings.

     In September 2001, we received a civil document subpoena from the California Department of Justice, seeking information said to be relevant to the Department's ongoing investigation into high electricity prices in California. We have produced and expect to continue to produce materials pursuant to this subpoena.

     On August 19, 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. Eleven lawsuits brought on behalf of the 12 deceased persons have been filed against us and El Paso for damages for personal injuries and wrongful death (a list of the Carlsbad cases is included in Part II, Item 1, Legal Proceedings). Through September 30, 2001, we had settled all claims in the Heady cases, the Jennifer Smith case and the Green case. Payments for the claimants in the settled cases will be fully covered by insurance. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture. In addition, on June 20, 2001, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Proposed Violation to us. The Notice alleged five probable violations of its regulations (a list of the alleged five probable violations is included in Part II, Item 1, Legal Proceedings), proposed fines totaling over $2.5 million and proposed corrective actions. On October 15, 2001, EPNG filed a detailed response with the Office of Pipeline Safety disputing each of the alleged violations.

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

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2001, we had a reserve of approximately $29 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $11 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2001, we have estimated our share of the remediation costs at these sites to be between approximately $13 million and $18 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

  Rates and Regulatory Matters

     In February 2001, we completed our open season on 1,221 million cubic feet per day of capacity under contract with our affiliate, El Paso Merchant Energy Company through May 2001, and all of the available capacity was subscribed. Contracts were awarded to 30 different entities at published tariff rates for a duration from 17 months to 15 years, including Merchant Energy who was awarded 271 million cubic feet per day. Also, customers and other groups may dispute new and renewed contracts, and we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with FERC alleging that our sale of approximately 1.2 billion cubic feet per day of California capacity to Merchant Energy was anticompetitive and an abuse of the affiliate relationship under FERC's policies. Other parties in the proceedings requested that the original complaint be set for hearing and that Merchant Energy pay back any profits it has earned under the contract. In March 2001, FERC established a hearing, before an administrative law judge, to address the issue of whether we and/or Merchant Energy had market power and, if so, had exercised it. The hearing on the anticompetitive issue concluded in May 2001. In June 2001, FERC issued an order granting the request of the CPUC and others to allow the administrative law judge to take evidence on the affiliate abuse issue. In October 2001, a FERC administrative law judge issued a proposed decision finding that El Paso did not exercise market power and that the market power portion of the CPUC's complaint should be dismissed. The decision further found that El Paso had violated FERC's marketing affiliate regulations. The judge's proposed decision will be briefed to, and will be effective only if approved by, the FERC. On October 30, 2001, the Market Oversight and Enforcement section of the FERC's office of the General Counsel filed comments in this proceeding stating that record development at the trial was inadequate to conclude that we and Merchant Energy complied with FERC's regulation. We have filed a response to this complaint.

     In late 1999, several of our customers filed complaints requesting that FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Several technical conferences and alternative dispute resolution meetings were held during the summer of 2000 but they failed to produce a settlement. In October 2000, FERC ordered us to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and systemwide capacity allocation issues. In February 2001, FERC issued an order accepting our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system wide capacity allocation methodology. In March 2001, we filed our proposed system-wide allocation methodology with FERC. In April 2001, the February 2001 FERC order was appealed by a customer. In July 2001 and August 2001, at technical conferences conducted by FERC on other matters, our system-wide capacity allocation proposal was discussed. The parties are currently engaged in submitting position papers to the Commission regarding the appropriate method for allocating receipt point capacity on our system.

     Two groups of our customers, those within California and those east of California, have recently filed complaints against EPNG with FERC. In July 2001, twelve parties composed of California customers, natural gas producers and natural gas marketers, filed a complaint alleging that our full requirements contracts with our east of California customers should be converted to contracts with specific volumetric entitlements, that we should be required to expand our interstate pipeline system and that firm shippers who experience reductions in their nominated gas volumes should be awarded demand charge credits. We filed our response to this complaint on August 2, 2001. Also, in July 2001, ten parties, most of which are east of California full-requirement contract customers, filed a complaint against us with FERC, alleging that we violated the Natural Gas Act of 1938 and breached our contractual obligations by failing to expand our system in order to serve the needs of the full-requirement contract shippers. The complainants have requested that FERC require us to show cause why we should not be required to augment our system capacity. We filed our response to this complaint on August 6, 2001, and requested that both groups' complaints be consolidated for future proceedings. On September 10, 2001, the latter complainants filed a motion for partial summary disposition of their complaint, to which we responded on September 25, 2001.

     Our current rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we are to receive cash payments totaling $295 million for a portion of the risk we assumed from capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of September 30, 2001, we had unearned risk sharing revenues of approximately $72 million and had $30 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity to customers above certain dollar levels specified in the rate settlement, obligate us to refund a portion of the excess to customers. Under this provision, we refunded $14 million of 2000 revenues to customers during 2000 and 2001, and as of September 30, 2001, we had a refund obligation of approximately $22 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003. One unresolved matter in our current rate settlement involves the application of our existing fuel recovery mechanism as it relates to compression facilities that were abandoned. An appeal was filed in the Fifth Circuit Court of Appeals and was recently transferred to the D.C. Circuit Court of Appeals.

     In September 2001, FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     We apply regulatory accounting principles to account for our operations and activities. We will continue to evaluate the appropriate application of these principles as there are ongoing changes in the regulatory and economic environment. Things that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process;

     - excess capacity;

     - discounting rates in the markets we serve; and

     - impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $1,223 million at September 30, 2001, at a market rate of interest which was 3.7%. At December 31, 2000, we had advanced $995 million.

     In addition, we enter into transactions with other El Paso subsidiaries and unconsolidated affiliates, including El Paso Merchant Energy, in the ordinary course of our business to transport, sell and/or purchase natural gas. Services provided by or to these affiliates are based on the same terms as non-affiliates.

     At September 30, 2001, we had accounts receivable from other related parties of $3 million and $6 million at December 31, 2000. In addition, we had accounts payable to other related parties of $28 million at September 30, 2001, versus $7 million at December 31, 2000.

7. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the quarters and nine months ended September 30:

                                                      QUARTER ENDED      NINE MONTHS ENDED
                                                    -----------------   -------------------
                                                     2001      2000       2001       2000
                                                    -------   -------   --------   --------
                                                     (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues................................  $  148    $  129     $  427     $  369
Operating expenses................................     (73)      (68)      (310)      (202)
Other income, net.................................      --         3         (2)         3
                                                    ------    ------     ------     ------
  Earnings before interest and income taxes.......  $   75    $   64     $  115     $  170
                                                    ======    ======     ======     ======
Throughput volumes (BBtu/d)(1)....................   4,550     4,617      4,641      4,184
                                                    ======    ======     ======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Included in our results of operations for the quarter and nine months ended September 30, 2001, are merger-related costs of $(5) million and $97 million associated with El Paso Corporation's merger with The Coastal Corporation in January 2001. For the third quarter of 2001, the merger-related costs represent change in estimates of merger-related severance payments. For the nine months ended September 30, 2001, these costs include employee severance, retention and transition costs, as well as business and operational integration costs, all of which are related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado.

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $19 million higher than the same period in 2000. The increase was due to higher reservation revenues as a result of a larger portion of our capacity earning maximum tariff rates compared to the same period in 2000, partially offset by lower fuel recoveries due to decreased fuel efficiency and lower natural gas prices in 2001.

     Operating expenses for the quarter ended September 30, 2001, were $5 million higher than the same period in 2000. The increase was primarily due to the impact of price changes on natural gas imbalances, partially offset by a change in merger-related cost estimates.

     Other income, net for the quarter ended September 30, 2001, was $3 million lower than the same period in 2000 due to the sales of non-pipeline assets in 2000.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Operating revenues for the nine months ended September 30, 2001, were $58 million higher than the same period in 2000. The increase was due to higher reservation revenues as a result of a larger portion of our capacity earning maximum tariff rates compared to the same period in 2000 and higher throughput from increased deliveries to California and other western states.

     Operating expenses for the nine months ended September 30, 2001, were $108 million higher than the same period in 2000. The increase was primarily due to merger-related costs incurred related to the relocation of our headquarters as part of El Paso's merger with Coastal, the impact of price changes on natural gas imbalances and higher power costs.

     Other income, net for the nine months ended September 30, 2001, was $5 million lower than the same period in 2000 due primarily to the sales of non-pipeline assets in 2000.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the nine months ended September 30, 2001, was $4 million lower than the same period in 2000 primarily due to net decreased commercial paper balances in 2001, lower short-term interest rates and increased capitalized interest from higher project expenditures.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and nine months ended September 30, 2001, was $4 million and $8 million lower than the same periods in 2000 due to lower short-term interest rates in 2001 under our cash management program.

INCOME TAXES

     Income tax expense for the quarters ended September 30, 2001 and 2000, was $26 million and $23 million, resulting in effective tax rates of 39 percent and 38 percent. Income tax expense for the nine months ended September 30, 2001 and 2000, was $37 million and $60 million, resulting in effective tax rates of 39 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

     The California cases are: four filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed September 25, 2000; Berg v. Southern California Gas Company, et al; filed December 18, 2000; The City of Los Angeles, et al v. Southern California Gas Company, et al and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy and John Phillip v. El Paso Merchant Energy, both filed December 13, 2000); and three filed in the Superior Court of San Francisco County (Sweetie's, et al v. El Paso Corporation, et al, filed March 22, 2001; Philip Hackett, et al v. El Paso Corporation, et al, filed May 9, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21, 2001). All of the cases except Hacket were consolidated before the U.S. District Court in Nevada for pretrial activities. The shareholder case is styled Clark, et al v. Allumbaugh, et al, Superior Court of Orange County, filed August 23, 2001.

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

                                           EL PASO NATURAL GAS COMPANY

Date: November 9, 2001                             /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                                 (Chief Accounting Officer)