Form 10-K405
period 2001-12-31
EL PASO NATURAL GAS CO
filed 2002-03-20
CIK 31986

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Common Stock, par value $1 per share. Shares outstanding on March 20, 2002:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    4
Item 6.   Selected Financial Data.....................................    *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................    5
          Cautionary Statement for Purposes of the "Safe Harbor"
            Provisions
            of the Private Securities Litigation Reform Act of 1995...    6
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    6
Item 8.   Financial Statements and Supplementary Data.................    7
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   27

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Management............................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   27
          Signatures..................................................   29

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

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "we", "us", "our" or "ours", we are describing El Paso Natural Gas Company and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1928, and a wholly owned subsidiary of El Paso Corporation. Our primary business is the interstate transportation of natural gas. We conduct our business activities through two pipeline systems, each of which is discussed below:

     The EPNG system. The El Paso Natural Gas system consists of approximately 10,000 miles of pipeline with a design capacity of 4,744 MMcf/d. During 2001, 2000 and 1999, average throughput on the EPNG system was 4,253 BBtu/d, 3,937 BBtu/d and 3,603 BBtu/d. This system delivers natural gas from the San Juan Basin of northern New Mexico and southern Colorado and the Permian and Anadarko Basins to California, which is our single largest market, as well as markets in Arizona, Nevada, New Mexico, Oklahoma, Texas and northern Mexico.

     The MPC system. The Mojave Pipeline system consists of approximately 400 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 2001, 2000 and 1999, average throughput on the MPC system was 283 BBtu/d, 407 BBtu/d and 391 BBtu/d. This system connects with the EPNG transmission system at Topock, Arizona, the Kern River Gas Transmission Company and Transwestern transmission systems in California and extends to customers and a pipeline interconnect in the vicinity of Bakersfield, California.

     In addition to our existing systems, the Federal Energy Regulatory Commission (FERC) has approved EPNG's Line 2000 expansion project. This project will convert a pipeline from oil transmission to natural gas transmission from West Texas to the Arizona and California border. The pipeline will add approximately 230 MMcf/d to our capacity and is anticipated to be completed in September 2002.

     In January 2001, El Paso Corporation completed its merger with The Coastal Corporation. As a result of this transaction, we relocated our headquarters from El Paso, Texas to Colorado Springs, Colorado.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission systems are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each of our systems operate under separate FERC approved tariffs that establish rates, terms and conditions under which we provide services to our customers. Generally, the FERC's authority extends to:

     - transportation of natural gas, rates and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     Our pipeline systems have tariffs established through filings with the FERC that have a variety of terms and conditions, each of which affects our operations and our ability to recover fees for the services we provide. Generally, changes to these fees or terms of service can only be implemented upon approval by the FERC.

     Our interstate pipeline systems are also subject to the Natural Gas Pipeline Safety Act of 1968, which establishes pipeline safety requirements, the National Environmental Policy Act and other environmental legislation. Each of our systems has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in compliance with the applicable requirements.

     We are also subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission systems by the U.S. Department of Transportation. Operations on U.S. government land are regulated by the U.S. Department of the Interior.

     For a discussion of significant rate and regulatory matters, see Part II,
Item 8, Financial Statements and Supplementary Data, Note 7.

                            MARKETS AND COMPETITION

     Our interstate transmission systems face varying degrees of competition from other pipelines, as well as alternative energy sources, such as electricity, hydroelectric power, coal and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access. The following table details our markets and competition on each of our interstate pipeline systems:

  PIPELINE
   SYSTEM       CUSTOMER INFORMATION(1)           CONTRACT INFORMATION                      COMPETITION
------------  ----------------------------   -------------------------------   -------------------------------------
EPNG          Approximately 390 firm and     Approximately 200 firm            EPNG faces competition from other
                interruptible customers      contracts                         pipeline companies that transport
                                             Contracted capacity: 100%         natural gas to the California market
                                             Remaining contract term: 1        as well as hydroelectric power
                                             month                             producers who provide a significant
                                             to 29 years                       amount of power to that state.
              Major Customer:                Average remaining contract
              Southern California Gas        term:
                  Company (1,175 BBtu/d)     6 years
                                             Contract term expires in 2006

MPC           Approximately 15 firm and      Approximately 10 firm contracts   MPC faces competitive pressures from
                interruptible customers      Contracted capacity: 98%          supplies in the Rocky Mountains, new
                                             Remaining contract term: 5        supplies within California,
                                             years                             interstate pipeline expansions,
              Major Customers:               Average remaining contract        changes in local distribution
              Texaco Natural Gas Inc.        term:                             companies and California intrastate
              (185 BBtu/d)                   5 years                           pipeline operating procedures, as
              Burlington Resources                                             well as deregulation of electric
                  Trading Inc.               Contract term expires in 2007.    generation facilities.
              (76 BBtu/d)
              Los Angeles Department of
                  Water and Power            Contract term expires in 2007.
              (50 BBtu/d)
                                             Contract term expires in 2007.

---------------

(1)Includes natural gas producers, marketers, end-users and other natural gas transmission, distribution and electric generation companies.

     Our current capacity to deliver natural gas to California is approximately
3.3 Bcf/d, and the combined capacity of all pipeline companies serving the California market is approximately 7.1 Bcf/d. In 2001, the demand for interstate pipeline capacity to California averaged 5.7 Bcf/d, equivalent to approximately 80 percent of the total interstate pipeline capacity serving that state. Natural gas shipped to California across our system represented approximately 39 percent of the natural gas consumed in the state in 2001. Our ability to remarket our capacity under expiring contracts may be adversely affected by excess capacity into California.

     Our ability to extend existing contracts or re-market expiring capacity with our customers is based on a variety of factors, including competitive alternatives, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant extension or expiration dates. While every attempt is made to re-negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our rates to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

                                   EMPLOYEES

     As of March 12, 2002, we had approximately 700 full-time employees, none of whom are subject to collective bargaining arrangements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of these properties or our interests therein, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by El Paso and, accordingly, there is no public trading market for our stock.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2000, we declared and paid to El Paso a non-cash dividend of a non-regulated asset in the amount of $9 million. There were no common stock dividends declared during 2001.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for the year ended December 31:

                                                               2001         2000
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  572       $  508
Operating expenses..........................................    (386)        (285)
Other income (expense), net.................................      (2)           4
                                                              ------       ------
  Earnings before interest and income taxes (EBIT)..........  $  184       $  227
                                                              ======       ======
          Total throughput (BBtu/d)(1)......................   4,535        4,310
                                                              ======       ======

---------------

(1) Excludes MPC throughput on behalf of EPNG.

     Included in our results of operations for the year ended December 31, 2001, are merger-related costs of $98 million associated with El Paso Corporation's merger with The Coastal Corporation in January 2001. These costs include employee severance, retention and transition costs, as well as business and operational integration costs, all of which are related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Operating revenues for the year ended December 31, 2001, were $64 million higher than the same period in 2000. The increase was due to higher reservation revenues as a result of a larger portion of our capacity earning maximum tariff rates compared to the same period in 2000 and higher throughput from increased deliveries to California and other western states. The increase was partially offset by the impact of lower prices on fuel recoveries.

     Operating expenses for the year ended December 31, 2001, were $101 million higher than the same period in 2000. The increase was primarily due to merger-related costs incurred related to the relocation of our headquarters as part of El Paso's merger with Coastal, the impact of price changes on natural gas imbalances, higher power costs for compression and increases to our reserve for bad debts during the fourth quarter of 2001 in connection with the bankruptcy of Enron Corp. The increase was partially offset by unfavorable shipper and producer settlements in 2000.

     Other income (expense), net for the year ended December 31, 2001, was $6 million lower than the same period in 2000 due primarily to the sales of non-pipeline related assets in 2000.

INTEREST AND DEBT EXPENSE

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the year ended December 31, 2001, was $9 million lower than 2000 due primarily to lower average interest rates on short-term borrowings.

  Affiliated Interest Income, Net

     Affiliated interest income, net for the year ended December 31, 2001, was $17 million lower than 2000 due primarily to lower short-term interest rates in 2001 on advances to our parent under our cash management program.

INCOME TAXES

     The effective income tax rate for the years ended December 31, 2001 and 2000 was 38 percent for both years. The effective tax rates were higher than the statutory rate of 35 percent primarily due to state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 4.

COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates. As of December 31, 2001, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                           DECEMBER 31, 2001                                  DECEMBER 31, 2000
                               --------------------------------------------------------------------------   ---------------------
                                          EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS
                               --------------------------------------------------------------------------   CARRYING
                                2002    2003    2004    2005   2006   THEREAFTER   TOTAL     FAIR VALUE     AMOUNTS    FAIR VALUE
                               ------   -----   -----   ----   ----   ----------   ------   -------------   --------   ----------
                                                         (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate.......................  $  439                                              $  439      $  439        $  280      $  280
      Average interest
        rate.................     2.4%
  Long-term debt, including
    current portion -- fixed
    rate.....................  $  215   $ 200                          $   459     $  874      $  891        $  873      $  889
      Average interest
        rate.................     7.8%    6.8%                             8.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                           2001     2000     1999
                                           -----    -----    -----
Operating revenues......................   $572     $508     $501
                                           ----     ----     ----
Operating expenses
  Operation and maintenance.............    190      189      195
  Merger-related costs..................     98       --       --
  Depreciation, depletion and
     amortization.......................     70       66       63
  Taxes, other than income taxes........     28       30       29
                                           ----     ----     ----
                                            386      285      287
                                           ----     ----     ----
Operating income........................    186      223      214
                                           ----     ----     ----
Other income (expense), net.............     (2)       4        1
                                           ----     ----     ----
Income before interest and income
  taxes.................................    184      227      215
                                           ----     ----     ----
Non-affiliated interest and debt
  expense...............................     87       96      107
Affiliated interest income, net.........    (58)     (75)     (62)
Income taxes............................     60       78       64
                                           ----     ----     ----
                                             89       99      109
                                           ----     ----     ----
Net income..............................   $ 95     $128     $106
                                           ====     ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                            DECEMBER 31,
                                          ----------------
                                           2001      2000
                                          ------    ------
Current assets
  Cash and cash equivalents.............  $   --    $   --
  Accounts and notes receivable, net of
     allowance of $6 in 2001 and $2 in
     2000
     Customer...........................      97       128
     Affiliates.........................   1,298     1,001
     Other..............................       6         5
  Materials and supplies................      39        33
  Other.................................      16        10
                                          ------    ------
          Total current assets..........   1,456     1,177
                                          ------    ------
Property, plant and equipment, at
  cost..................................   2,940     2,818
  Less accumulated depreciation,
     depletion and amortization.........   1,142     1,107
                                          ------    ------
     Total property, plant and
      equipment, net....................   1,798     1,711
                                          ------    ------
Other...................................      90       105
                                          ------    ------
          Total assets..................  $3,344    $2,993
                                          ======    ======

           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..............................  $   54    $   66
     Affiliates.........................       9         7
     Other..............................       9         4
  Short-term debt and other
     obligations........................     654       280
  Taxes payable.........................     117        99
  Other.................................      93        84
                                          ------    ------
          Total current liabilities.....     936       540
                                          ------    ------
Long-term debt and other obligations....     659       873
                                          ------    ------
Deferred income taxes...................     282       227
                                          ------    ------
Other...................................     169       126
                                          ------    ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01
     per share; authorized 1,000,000
     shares; issued 500,000 shares;
     stated at liquidation value........     350       350
  Common stock, par value $1 per share;
     authorized and issued 1,000
     shares.............................      --        --
  Additional paid-in capital............     714       710
  Retained earnings.....................     234       167
                                          ------    ------
          Total stockholder's equity....   1,298     1,227
                                          ------    ------
          Total liabilities and
           stockholder's equity.........  $3,344    $2,993
                                          ======    ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                          2001     2000      1999
                                          -----    -----    -------
Cash flows from operating activities
Net income..............................  $  95    $ 128    $   106
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation, depletion and
      amortization......................     70       66         63
    Deferred income tax expense.........     29       34         --
    Net gain on the sale of assets......     --       (3)        --
    Risk-sharing revenue................    (32)     (32)       (31)
    Non-cash portion of merger-related
      costs.............................     92       --         --
    Working capital changes, net of
      non-cash transactions
       Accounts receivable..............     30      (63)       (11)
       Accounts payable.................     (7)       8         27
       Accounts payable/receivable with
       affiliates.......................      3        3         44
       Taxes payable....................     17       16         39
       Other working capital changes....      6       (9)       (28)
    Non-working capital changes and
      other.............................     21       12         (3)
                                          -----    -----    -------
         Net cash provided by operating
           activities...................    324      160        206
                                          -----    -----    -------
Cash flows from investing activities
  Additions to property, plant and
    equipment...........................   (157)    (228)       (51)
  Net proceeds from the sale of
    assets..............................     --       36          6
  Net change in affiliated advances
    receivable..........................   (298)     344       (341)
  Other.................................     --        3          5
                                          -----    -----    -------
         Net cash provided by (used in)
           investing activities.........   (455)     155       (381)
                                          -----    -----    -------
Cash flows from financing activities
  Net borrowings (repayments) of
    commercial paper....................    159     (287)       356
  Payments to retire long-term debt.....     --       --       (164)
  Dividends paid........................    (28)     (28)       (26)
                                          -----    -----    -------
         Net cash provided by (used in)
           financing activities.........    131     (315)       166
                                          -----    -----    -------
Decrease in cash and cash equivalents...     --       --         (9)
Cash and cash equivalents
  Beginning of period...................     --       --          9
                                          -----    -----    -------
  End of period.........................  $  --    $  --    $    --
                                          =====    =====    =======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                        8%        COMMON STOCK     ADDITIONAL                  TOTAL
                                     PREFERRED   ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                       STOCK     SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                     ---------   ------   ------   ----------   --------   -------------
January 1, 1999....................    $350      1,000     $ --     $   694      $  --        $ 1,044
  Net income.......................                                                106            106
  Preferred stock dividends........                                                (28)           (28)
  Allocated tax benefit of El Paso
     equity plans..................                                       6                         6
  Dividends........................                                      --         (2)            (2)
                                       ----      -----     ----     -------      -----        -------
December 31, 1999..................    $350      1,000       --         700         76          1,126
  Net income.......................                                                128            128
  Preferred stock dividends........                                                (28)           (28)
  Allocated tax benefit of El Paso
     equity plans..................                                       5                         5
  Non-cash capital contributions
     from El Paso..................                                       5                         5
  Dividends........................                                                 (9)            (9)
                                       ----      -----     ----     -------      -----        -------
December 31, 2000..................    $350      1,000       --         710        167          1,227
  Net income.......................                                                 95             95
  Preferred stock dividends........                                                (28)           (28)
  Allocated tax benefit of El Paso
     equity plans..................                                       4                         4
                                       ----      -----     ----     -------      -----        -------
December 31, 2001..................    $350      1,000     $ --     $   714      $ 234        $ 1,298
                                       ====      =====     ====     =======      =====        =======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. Our consolidated financial statements and disclosures for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or stockholder's equity.

  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

  Accounting for Regulated Operations

     Our interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we apply the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Accounting requirements for regulated businesses can differ from the accounting requirements for non-regulated businesses. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates.

     We will continue to evaluate the application of regulatory accounting principles as there are on-going changes in the regulatory and economic environment. Things that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process;

     - excess capacity;

     - discounting rates in the markets we serve; and

     - impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system differs from the contractual amount scheduled to be delivered or received. We value these imbalances due to or from shippers and operators at an appropriate index price based on when we expect to settle the imbalance. Imbalances are settled in cash or made up in-kind, subject to the contractual terms of settlement.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current since we expect to settle them within the next twelve months.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. We capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component for our regulated business. We capitalize the major units of property replacements or improvements and expense minor items. Included in our pipeline property balances are additional acquisition costs which represent the excess purchase costs associated with purchase business combinations allocated to our regulated interstate systems. These costs are amortized on a straight-line basis, and we do not recover these excess costs in our rates. As of December 31, 2001, we had additional acquisition costs, of $76 million, net of accumulated amortization.

     We use the composite (group) method to depreciate regulated property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the depreciation rate approved in our tariff to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from 2 to 33 percent. Using these rates, the remaining useful lives of these assets range from 2 to 35 years. We re-evaluate depreciation rates each time we redevelop our transportation rates when we file with the FERC for an increase or decrease in rates.

     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost of retirement (the cost to remove, sell or dispose), less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     At December 31, 2001 and 2000, we had approximately $262 million and $227 million of construction work in progress included in our property, plant and equipment.

  Asset Impairments

     We evaluate our long-lived assets for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. If an adverse event or change in circumstances occurs, we estimate the future cash flows from the asset, grouped together at the lowest level for which separate cash flows can be measured, to determine if the asset is impaired. If the total of the undiscounted future cash flows is less than the carrying amount for the assets, we calculate the fair value of the assets either through reference to sales data for similar assets, or by estimating the fair value using a discounted cash flow approach. These cash flow estimates require us to make estimates and assumptions for many years into the future for pricing, demand, competition, operating costs, legal, regulatory and other factors, and these assumptions can change either positively or negatively.

     On January 1, 2002, we adopted the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which will impact how we account for asset impairments and the accounting for discontinued operations in the future.

  Revenue Recognition

     We recognize revenues from natural gas transportation service and services other than transportation in the period the service is provided. Reserves are provided on revenues collected that may be subject to refund in our pending rate proceedings.

  Environmental Costs and Other Contingencies

     We expense or capitalize expenditures for ongoing compliance with environmental regulations that relate to past or current operations as appropriate. We expense amounts for clean up of existing environmental contamination caused by past operations which do not benefit future periods by preventing or eliminating future contamination. We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

     We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against a reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount, or at least the minimum of the range of probable loss.

  Income Taxes

     We report current income taxes based on our taxable income along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

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

  Accounting for Asset Retirement Obligations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

2. ACQUISITIONS

     In March 2000, we purchased the All American Pipeline, a crude oil transportation system, for $129 million. The system consists of 1,088 miles of pipeline which runs from McCamey, Texas to the Emidio Station near Bakersfield, California. On May 7, 2001, the FERC issued an order granting us authorization to convert the 785 miles of pipeline that extends from West Texas to the Arizona and California border (Line 2000) from oil transmission to natural gas transmission. This pipeline will add approximately 230 MMcf/d to EPNG's transportation system. Conversion began in February 2002.

3. MERGER-RELATED COSTS

     During the year ended December 31, 2001, we incurred merger-related costs of $98 million associated with El Paso Corporation's merger with The Coastal Corporation. Our merger-related costs consist of approximately $6 million of employee severance, retention and transition costs for severed employees. These costs were expensed as incurred and have been paid. Our merger related costs also include approximately $92 million in estimated lease and facility-related costs to relocate our headquarters to Colorado Springs, Colorado. These charges were accrued in the second quarter of 2001 at the time we completed our relocations and closed these offices. The amounts accrued will be paid over the term of the applicable non-cancelable lease agreements. Future developments, such as termination of the lease or sub-leases could impact the accrued amounts.

4. INCOME TAXES

     The following table reflects the components of income taxes included in net income for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $25      $37      $58
  State.....................................................    6        7        6
                                                              ---      ---      ---
                                                               31       44       64
                                                              ---      ---      ---
Deferred
  Federal...................................................   27       36       (4)
  State.....................................................    2       (2)       4
                                                              ---      ---      ---
                                                               29       34       --
                                                              ---      ---      ---
          Total income taxes................................  $60      $78      $64
                                                              ===      ===      ===

     Our income taxes included in net income differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $54      $72      $59
Increase (decrease)
  State income tax, net of federal income tax benefit.......    5        3        7
  Other.....................................................    1        3       (2)
                                                              ---      ---      ---
Income tax expense..........................................  $60      $78      $64
                                                              ===      ===      ===
Effective tax rate..........................................   38%      38%      38%
                                                              ===      ===      ===

     The following are the components of our net deferred tax liability as of December 31:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $284     $302
  Employee benefits and deferred compensation obligations...    27       18
  Regulatory and other assets...............................    86       67
                                                              ----     ----
          Total deferred tax liability......................   397      387
                                                              ----     ----
Deferred tax assets
  U.S. net operating loss and tax credit carryovers.........    20       25
  Other liabilities.........................................    79      116
                                                              ----     ----
          Total deferred tax asset..........................    99      141
                                                              ----     ----
Net deferred tax liability..................................  $298     $246
                                                              ====     ====

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $4 million in 2001, $5 million in 2000 and $6 million in 1999. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2001, we had approximately $20 million of alternative minimum tax credits and $1 million of net operating loss carryovers available to offset future regular tax liabilities. The alternative minimum tax credits carryover indefinitely. The net operating loss carryover period ends in 2019. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

5. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2001 and 2000, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2001                     2000
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
     Balance sheet financial instruments:
       Long-term debt, including current
          maturities.................................    $874        $891         $873        $889

6. DEBT AND OTHER CREDIT FACILITIES

     At December 31, 2001, our weighted average interest rate on our commercial paper was 3.3%, and at December 31, 2000, it was 7.5%. We had the following short-term borrowings including current maturities of long-term debt, at December 31:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $439     $280
Current maturities of long-term debt........................   215       --
                                                              ----     ----
                                                              $654     $280
                                                              ====     ====

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2001     2000
                                                              ----     ----
                                                              (IN MILLIONS)
     7.75% Note due 2002....................................  $215     $215
     6.75% Note due 2003....................................   200      200
     8.63% Debenture due 2022...............................   260      260
     7.50% Debenture due 2026...............................   200      200
                                                              ----     ----
                                                               875      875
  Less: Unamortized discount................................     1        2
       Current maturities...................................   215       --
                                                              ----     ----
          Total long-term debt, less current maturities.....  $659     $873
                                                              ====     ====

     Aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter are as follows:

YEAR                                                          (IN MILLIONS)
----                                                          -------------
2002........................................................     $  215
2003........................................................        200
2004........................................................         --
2005........................................................         --
2006........................................................         --
Thereafter..................................................        460
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $  875
                                                                 ======

  Other Financing Arrangements

     We are eligible to borrow up to $1 billion under a commercial paper program. The program is used to manage our short-term cash requirements.

     As of December 31, 2001, El Paso has a $3 billion, 364-day revolving credit and competitive advance facility, which replaced its $2 billion renewable credit and competitive advance facility in June 2001, and a $1 billion, 3-year revolving credit and competitive advance facility. We are a designated borrower under these facilities and, as such, are liable for any amounts outstanding under these facilities. Our interest rate for these facilities varies and was LIBOR plus 50 basis points on December 31, 2001. No amounts were outstanding under these facilities at December 31, 2001.

     In January 2002, we retired long-term debt with an aggregate principal amount of $215 million.

     During 1999, our parent company formed Sabine Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds to invest in capital projects and other assets. The proceeds are collateralized by various assets of our parent, including our Mojave Pipeline system.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     El Paso and several of its subsidiaries were named defendants in eleven purported class action, municipal or individual lawsuits, and in one shareholder derivative lawsuit, filed in the California state courts. We are a defendant in ten of these lawsuits. The eleven suits contend that El Paso entities acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. The shareholder derivative suit contends that El Paso, through its directors, failed to prevent the conduct alleged in several of these underlying cases. El Paso has consolidated nine of the underlying suits into a single San Diego court proceeding, and expects to consolidate the remaining suit in the near future. In March 2002, the derivative lawsuit was dismissed in California, to be refiled in a state court in Houston, Texas. A listing of the these cases is included under the heading Cases below.

     In September 2001, we received a subpoena from the California Department of Justice, seeking information said to be relevant to the Department's ongoing investigation into the high electricity prices in California. We have produced and expect to continue to produce materials under this subpoena.

     On August 19, 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. On June 20, 2001, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Proposed Violation to us. The Notice alleged five probable violations of its regulations, proposed fines totaling $2.5 million and proposed corrective actions. On October 15, 2001, we filed a detailed response with the Office of Pipeline Safety disputing each of the alleged violations. The alleged five probable violations of the regulations of the Department of Transportation's Office of Pipeline Safety are: 1) failure to perform appropriate tasks to prevent corrosion, with an associated proposed fine of $500,000; 2) failure to investigate and minimize internal corrosion, with an associated proposed fine of $1,000,000; 3) failure to consider unusual operating and maintenance conditions and respond appropriately, with an associated proposed fine of $500,000; 4) failure to follow company procedure, with an associated proposed fine of $500,000; and 5) failure to maintain topographical diagrams, with an associated proposed fine of $25,000. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture. If we are required to pay the proposed fines, it will not have a material adverse effect on our financial position, operating results or cash flows. In addition, a number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. Several of these suits have been settled, with payments fully covered by insurance. Seven Carlsbad lawsuits remain, with one of those seven having reached a contingent settlement within insurance coverage. A listing of these cases is included under the heading Cases below.

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2001, we had a reserve of $29 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $11 million in the aggregate for the years 2002 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated, have received notice that we could be designated or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 4 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2001, we have estimated our share of the remediation costs at these sites to be between $15 million and $19 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that, based on our existing reserves and information known to date, the impact of the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

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

  Rates and Regulatory Matters

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with FERC alleging that our sale of approximately 1.2 Bcf/d of California capacity to our affiliate, El Paso Merchant Energy Company, was anti-competitive and an abuse of the affiliate relationship under FERC's policies. Other parties in the proceeding requested that the original complaint be set for hearing and that Merchant Energy pay back any profits it earned under the contract. In March 2001, FERC established a hearing, before an administrative law judge, to address the issue of whether we and/or Merchant Energy had market power and, if so, had exercised it. In October 2001, the administrative law judge issued a proposed decision finding that El Paso did not exercise market power and that the market power portion of the CPUC's complaint should be dismissed. The decision further found that El Paso had violated FERC's marketing affiliate regulations. The judge's proposed decision has been briefed to, and will be effective only if approved by, the FERC. On October 30, 2001, the Market Oversight and Enforcement (MOE) section of the FERC's office of the General Counsel filed comments in this proceeding stating that record development at the trial was inadequate to conclude that we complied with FERC's regulation. We filed a motion to strike the MOE's pleading, but in December 2001, the FERC denied our motion and remanded the proceeding to the administrative law judge for a supplemental hearing on the availability of capacity at El Paso's California delivery points. The hearing is set to commence on March 20, 2002.

     In late 1999, several of our customers filed complaints requesting that FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Several technical conferences and alternative dispute resolution meetings were held during the summer of 2000 but they failed to produce a settlement. In October 2000, FERC ordered us to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and systemwide capacity allocation issues. In February 2001, the FERC issued an order accepting our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system wide capacity allocation methodology. In March 2001, we filed our proposed system-wide allocation methodology with FERC. In April 2001, the February 2001 FERC order was appealed by a customer to the U.S. Court of Appeals for the 9th Circuit, and that appeal is pending a decision. In July 2001 and August 2001, at technical conferences conducted by FERC on other matters, our system-wide capacity allocation proposal was discussed. The parties have submitted position papers to the FERC regarding the appropriate method for allocating receipt point capacity on our system.

     Two groups of our customers, those within California and those east of California, have filed complaints against us with FERC. On July 13, 2001, twelve parties composed of California customers, natural gas producers and natural gas marketers, filed a complaint alleging that our full requirements contracts with our customers east of California should be converted to contracts with specific volumetric entitlements, that we should be required to expand our interstate pipeline system and that firm shippers who experience reductions in their nominated gas volumes should be awarded demand charge credits. Also, on July 17, 2001, ten parties, most of which are east of California full-requirement contract customers, filed a complaint against us with FERC, alleging that we violated the Natural Gas Act of 1938 and breached our contractual obligations by failing to expand our system in order to serve the needs of the full-requirement contract shippers. The complainants have requested that FERC require us to show cause why we should not be required to augment our system capacity. On September 10, 2001, the July 17, 2001 complainants filed a motion for partial summary disposition of their complaint, to which we responded on September 25, 2001. In addition, on November 13, 2001, one of the July 17, 2001 complainants submitted a type of settlement proposal that we and most other parties have opposed. At its March 13, 2002 public meeting, the FERC Staff made a presentation to the FERC Commissioners recommending that FERC address the capacity allocation issues raised in these and our other related proceedings by, among other things, eliminating the full requirements provisions from all of our contracts except those in a small customer category and converting them to contracts with specific volumetric entitlements. The Staff also recommended scheduling a technical conference. FERC authorized its Staff to provide notice of a technical conference to be attended by the Commissioners. It is expected that this conference will be held no later than the spring of this year.

     Our current rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement, Under these provisions, we are to receive cash payments totaling $295 million for a portion of the risk we assumed from capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of December 31, 2001, we had unearned risk sharing revenues of approximately $64 million and had $27 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity to customers above certain dollar levels specified in the rate settlement obligate us to refund a portion of the excess to customers. Under this provision, we refunded $14 million of 2000 revenues to customers during 2000 and 2001. During 2001, we established a refund obligation of $46 million, of which $29 million was refunded in 2001, and the remaining $17 million will be refunded in early 2002. Both the risk and revenue sharing provisions of the rate settlement extend through 2003. One unresolved matter in our current rate settlement involves the application of our existing fuel recovery mechanism as it relates to compression facilities that were abandoned. An appeal was filed in the Fifth Circuit Court of Appeals and was recently transferred to the D.C. Circuit Court of Appeals. The appeal has been briefed and is pending a decision at this time.

     In September 2001, FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     In January 2002, we were selected for an industry-wide audit by the FERC's office of the Executive Director, Division of Regulatory Audits. The audit will focus on FERC Form 2 and affiliated transactions for the period January 1, 2000 through December 31, 2001.

     While we cannot predict with certainty the final outcome or timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

  Other matters

     In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Affiliates of Enron have contracts for both short-term and long-term transportation on our pipeline systems. As a result of Enron's bankruptcy filing, we are uncertain as to their intent to maintain or release this pipeline capacity and also as to their ability to honor the terms of these contracts. As of December 31, 2001, we established reserves for potential losses related to receivables from these contracts and continue to establish reserves on a monthly basis. Future revenue related to these contracts will depend upon Enron's bankruptcy proceedings and our ability to re-market any subsequently released pipeline capacity. While we expect to re-market any such capacity on favorable terms, we cannot at this time predict that we will be successful in this effort or that the rates we will receive will be as high as those we currently earn.

  Cases

     The California cases discussed above are: five filed in the Superior Court of Los Angeles County (Continental Forge Company. et al v. Southern California Gas Company, et al, filed September 25, 2000; Berg v. Southern California Gas Company, et al, filed December 18, 2000; County of Los Angelos v. Southern California Gas Company, et al, filed January 8, 2002; The City of Los Angeles, et al v. Southern California Gas Company, et al and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy; and John Phillip v. El Paso Merchant Energy, both filed December 13, 2000); and two filed in the Superior Court of San Francisco County (Sweetie's et al v. El Paso Corporation, et al, filed March 22, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21,
2001); one filed in the Superior Court of the State of California, County of Los Angeles (County of Los Angeles v Southern California Gas Company, et al, filed January 8, 2002); and one filed in the Superior Court of the State of California, County of Alameda (Dry Creek Corporation v. El Paso Natural Gas Company, et al filed December 10, 2001). The shareholder derivative suit now dismissed was styled Clark, et al v. Allumbaugh, et al, Superior Court of Orange County, filed August 23, 2001.

     The six remaining Carlsbad lawsuits are discussed above as follows: one filed in district court in Harris County, Texas (Geneva Smith, et al v. EPEC and EPNG, filed October 23, 2000), and five filed in state district court in Carlsbad, New Mexico (Chapman, as Personal Representative of the Estate of Amy Smith Heady, v. EPEC, EPNG and John Cole, filed February 9, 2001; and Chapman, as Personal Representative of the Estate of Dustin Wayne Smith, v. EPEC, EPNG and John Cole; Chapman, as Personal Representative of the Estate of Terry Wayne Smith, v. EPNG, EPEC and John Cole; Green, as Personal Representative of the Estate of Jesse Don Sumler, v. EPEC, EPNG and John Cole; Rackley, as Personal Representative of the Estate of Glenda Gail Sumler, v. EPEC, EPNG and John Cole; and Rackley, as Personal Representative of the Estate of Amanda Sumler Smith, v. EPEC, EPNG and John Cole, all filed March 16, 2001). We have reached a contingent settlement in an additional case (Dawson, as Personal Representative of Kirsten Janay Sumler, v. EPEC and EPNG, filed November 8, 2000).

  Capital Commitments

     At December 31, 2001, we had capital and investment commitments of $38 million for 2002 primarily relating to ongoing capital projects, with no commitments thereafter. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum annual rental commitments at December 31, 2001, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2002.....................................................        $12
   2003.....................................................         13
   2004.....................................................         13
   2005.....................................................         14
   2006.....................................................         14
   Thereafter...............................................          6
                                                                    ---
          Total.............................................        $72
                                                                    ===

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $9 million due in the future under noncancelable subleases. In addition, as part of our relocation from El Paso to Colorado Springs, we accrued these minimum lease commitments as merger-related charges. These accruals were reduced by our estimated minimum sublease rentals.

     Rental expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was $3 million, $10 million and $12 million. Our rental expense in 2001 was charged against our merger accrual following the relocation of our headquarters.

  Guarantees

     At December 31, 2001, we had guarantees of $162 million associated with our affiliates' development activities and various other programs.

8. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     Prior to January 1, 1997, El Paso maintained a defined benefit pension plan covering substantially all of our employees. Pension benefits were based on years of credited service and final five year average compensation, subject to maximum limitations as defined in the pension plan. Effective January 1, 1997, the plan was amended to provide benefits determined by a cash balance formula. Employees who were pension plan participants on December 31, 1996, receive the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001. In addition, El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso common stock, which participants may diversify at any time. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 10 for a summary of transactions with affiliates.

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

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 83     $ 90
  Interest cost.............................................     6        7
  Actuarial (gain) or loss..................................    13       (9)
  Benefits paid.............................................    (7)      (5)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 95     $ 83
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning period.............  $ 77     $ 67
  Actual return on plan assets..............................   (20)       4
  Employer contributions....................................    11       11
  Benefits paid.............................................    (7)      (5)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 61     $ 77
                                                              ====     ====
Reconciliation of funded status
  Funded status as of September 30..........................  $(34)    $ (6)
  Fourth quarter contributions..............................     3        3
  Unrecognized net actuarial gain...........................    14      (24)
  Unrecognized net transition obligation....................    31       38
                                                              ----     ----
  Prepaid benefit cost at December 31.......................  $ 14     $ 11
                                                              ====     ====

     Benefit obligations are based upon actuarial estimates as described below.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................  $ 6     $ 7     $ 6
  Expected return on plan assets............................   (5)     (4)     (4)
  Amortization of net actuarial gain........................   (1)     (1)     (1)
  Amortization of transition obligation.....................    8       7       8
                                                              ---     ---     ---
  Net benefit cost..........................................  $ 8     $ 9     $ 9
                                                              ===     ===     ===

                                                              2001    2000
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  7.25%   7.75%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assume a weighted average annual rate of increase in the per capita costs of covered health care benefits of 9.5 percent in 2001, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............   $ 1      $ 1
  Accumulated Postretirement Benefit Obligation.............   $ 8      $ 7
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............   $(1)     $(1)
  Accumulated Postretirement Benefit Obligation.............   $(7)     $(7)

9. PREFERRED STOCK

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

     At December 31, 2001, we had accrued $2 million in dividends payable on our 8% preferred stock.

     For each of the years ended December 31, 2001 and 2000, we paid $28 million in dividends on our preferred stock.

10. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surplus and need requirements of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $1,294 million at December 31, 2001, at a market rate of interest which was 2.1 percent. At December 31, 2000, we had advanced $995 million, at a market rate of interest which was 6.7 percent.

     At December 31, 2001 and 2000, we had other accounts receivable from related parties of $4 million and $6 million. In addition, we had accounts payable to related parties of $9 million versus $7 million at December 31, 2000. These balances arose in the normal course of business.

     El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our revenues, gross property and payroll. During 2001, Tennessee Gas Pipeline allocated payroll to us and other expenses associated with our shared pipeline services. In addition, during 2001 we performed operational, financial, accounting and administrative services for, an affiliate, Colorado Interstate Gas Company. These services are recorded as reimbursement of costs. We believe all the allocation methods are reasonable.

     In addition, we enter into transactions with other El Paso subsidiaries in the ordinary course of business to transport natural gas. Services provided to these affiliates are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from our affiliates:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $72     $35     $ 2
Charges from affiliates.....................................   49      58      70
Reimbursement of costs......................................    7      --      --

11. TRANSACTIONS WITH MAJOR CUSTOMER

     The following table shows revenues from our major customer for the years ended December 31:

                                                            2001      2000      1999
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Southern California Gas Company...........................  $135      $132      $131

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                             2001      2000      1999
                                                             ----      ----      ----
                                                                  (IN MILLIONS)
Interest paid..............................................  $84       $99       $112
Income tax payments........................................   14        23         26

13. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                       OPERATING      OPERATING       NET
                       QUARTER                         REVENUES        INCOME        INCOME
                       -------                         ---------      ---------      ------
                                                                    (IN MILLIONS)
2001 1st.............................................    $141           $ 67          $ 40
      2nd............................................     138            (25)          (21)
      3rd............................................     148             75            41
      4th............................................     145             69            35
                                                         ----           ----          ----
                                                         $572           $186          $ 95
                                                         ====           ====          ====
2000 1st.............................................    $122           $ 56          $ 30
      2nd............................................     119             50            28
      3rd............................................     129             61            37
      4th............................................     138             56            33
                                                         ----           ----          ----
                                                         $508           $223          $128
                                                         ====           ====          ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of El Paso Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a)(1) present fairly, in all material respects the financial position of El Paso Natural Gas Company and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion,the financial statement schedule listed in the Index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 6, 2002

                                  SCHEDULE II

                          EL PASO NATURAL GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN MILLIONS)

                                           BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE
                                           BEGINNING     COSTS AND      OTHER                     AT END
               DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
               -----------                 ----------    ----------   ----------    ----------   ---------
2001
  Allowance for doubtful accounts........     $ 2           $ 6          $ --          $ (2)        $ 6
  Legal Reserves.........................      --            --            --            --          --
  Environmental Reserves.................      25             4            --            --          29
  Regulatory Reserves....................      15             6            --            (2)         19
2000
  Allowance for doubtful accounts........     $ 1           $ 1          $ --          $ --         $ 2
  Legal Reserves.........................       3                          --            (3)         (3)
  Environmental Reserves.................      22             3            --            --          25
  Regulatory Reserves....................      49             1            --           (35)(1)      15
1999
  Allowance for doubtful accounts........     $ 3           $ 1          $ --          $ (3)        $ 1
  Legal Reserves.........................       3            --            --            --           3
  Environmental Reserves.................      23            (1)           --            --          22
  Regulatory Reserves....................      26            23(2)         --            --          49

---------------

(1) Relates to the resolution of a contested rate matter.

(2) Relates to an accrual for a contested rate matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                              PAGE
                                                              ----
        Consolidated Statements of Income...................    7
        Consolidated Balance Sheets.........................    8
        Consolidated Statements of Cash Flows...............    9
        Consolidated Statements of Stockholder's Equity.....   10
        Notes to Consolidated Financial Statements..........   11
        Report of Independent Accountants...................   25

     2. Financial statement schedules and supplementary
        information required to be submitted.
          Schedule II -- Valuation and Qualifying Accounts..   26

          Schedules other than that listed above are omitted because they are not applicable.

     3. Exhibit list........................................   28

     (b) REPORTS ON FORM 8-K:

     None.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2001

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Restated Certificate of Incorporation dated May 11, 1999
                            (Exhibit 3.A to our 1999 First Quarter Form 10-Q).
          3.B            -- By-Laws dated October 22, 1997 (Exhibit 3.B to our 1999
                            Third Quarter Form 10-Q).
          4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022 (Exhibit 4.A to our
                            1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to our
                            Form 8-K, filed November 13, 1996); Form of 6 3/4% Notes
                            Due 2003, (Exhibit 4.2 to EPNG's Form 8-K, filed November
                            13, 1996); Form of 7 1/2% Debentures Due 2026 (Exhibit
                            4.2 to our Form 8-K, filed November 13, 1996).
         10.A            -- $3,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement, dated as of June 11, 2001, by
                            and among El Paso Corporation, EPNG, Tennessee Gas
                            Pipeline, the several banks and other financial
                            institutions from time to time parties to the Agreement,
                            The Chase Manhattan Bank, ABN Amro Bank, N.V., and
                            Citibank N.A., as co-documentation agents for the Lenders
                            and Bank of America, N.A. and Credit Suisse First Boston,
                            as co-syndication agents for the Lenders (Exhibit 10.A to
                            our 2001 Second Quarter Form 10-Q).
         10.B            -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso Corporation, EPNG, Tennessee Gas
                            Pipeline, the several banks and other financial
                            institutions form time to time parties to the Agreement,
                            The Chase Manhattan Bank, Citibank N.A., and ABN Amro
                            Bank, N.V. as co-documentation agents for the Lenders and
                            Bank of America, N.A. as syndication agent for the
                            Lenders (Exhibit 10.B to our 2000 Third Form Quarter
                            10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2002.

                                           EL PASO NATURAL GAS COMPANY
                                                     Registrant

                                            By /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of El Paso Natural Gas Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

             /s/ JOHN W. SOMERHALDER II                Chairman of the Board and         March 20, 2002
-----------------------------------------------------    Director (Principal Executive
              (John W. Somerhalder II)                   Officer)

               /s/ PATRICIA A. SHELTON                 President and Director            March 20, 2002
-----------------------------------------------------
                (Patricia A. Shelton)

                 /s/ GREG G. GRUBER                    Senior Vice President, Chief      March 20, 2002
-----------------------------------------------------    Financial Officer and
                  (Greg G. Gruber)                       Treasurer (Principal Financial
                                                         and Accounting Officer)

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Restated Certificate of Incorporation dated May 11, 1999
                            (Exhibit 3.A to our 1999 First Quarter Form 10-Q).
          3.B            -- By-Laws dated October 22, 1997 (Exhibit 3.B to our 1999
                            Third Quarter Form 10-Q).
          4.A            -- Indenture dated as of January 1, 1992, between EPNG and
                            Citibank, N.A., Trustee with respect to 7 3/4% Notes due
                            2002 and 8 5/8% Debentures due 2022 (Exhibit 4.A to our
                            1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between EPNG and
                            The Chase Manhattan Bank, as Trustee, (Exhibit 4.1 to our
                            Form 8-K, filed November 13, 1996); Form of 6 3/4% Notes
                            Due 2003, (Exhibit 4.2 to EPNG's Form 8-K, filed November
                            13, 1996); Form of 7 1/2% Debentures Due 2026 (Exhibit
                            4.2 to our Form 8-K, filed November 13, 1996).
         10.A            -- $3,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement, dated as of June 11, 2001, by
                            and among El Paso Corporation, EPNG, Tennessee Gas
                            Pipeline, the several banks and other financial
                            institutions from time to time parties to the Agreement,
                            The Chase Manhattan Bank, ABN Amro Bank, N.V., and
                            Citibank N.A., as co-documentation agents for the Lenders
                            and Bank of America, N.A. and Credit Suisse First Boston,
                            as co-syndication agents for the Lenders (Exhibit 10.A to
                            our 2001 Second Quarter Form 10-Q).
         10.B            -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso Corporation, EPNG, Tennessee Gas
                            Pipeline, the several banks and other financial
                            institutions form time to time parties to the Agreement,
                            The Chase Manhattan Bank, Citibank N.A., and ABN Amro
                            Bank, N.V. as co-documentation agents for the Lenders and
                            Bank of America, N.A. as syndication agent for the
                            Lenders (Exhibit 10.B to our 2000 Third Form Quarter
                            10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.