Form 10-Q
period 2002-03-31
EL PASO NATURAL GAS CO
filed 2002-05-10
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                        Telephone Number: (713) 420-2600

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

     Common Stock, par value $1.00 per share. Shares outstanding on May 10, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002     2001
                                                              -----    -----
Operating revenues..........................................  $152     $141
                                                              ----     ----
Operating expenses
  Operation and maintenance.................................    50       41
  Merger-related costs......................................    --        8
  Depreciation, depletion and amortization..................    13       17
  Taxes, other than income taxes............................     8        8
                                                              ----     ----
                                                                71       74
                                                              ----     ----
Operating income............................................    81       67
                                                              ----     ----
Other income, net...........................................     1       --
                                                              ----     ----
Income before interest and income taxes.....................    82       67
                                                              ----     ----
Non-affiliated interest and debt expense....................    16       23
Affiliated interest income..................................    (6)     (19)
Income taxes................................................    28       23
                                                              ----     ----
                                                                38       27
                                                              ----     ----
Net income..................................................  $ 44     $ 40
                                                              ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   --         $   --
  Accounts and notes receivable, net
     Customer...............................................       71             97
     Affiliates.............................................    1,239          1,298
     Other..................................................        1              6
  Materials and supplies....................................       41             39
  Other.....................................................       12             16
                                                               ------         ------
          Total current assets..............................    1,364          1,456
                                                               ------         ------
Property, plant and equipment, at cost......................    2,937          2,940
  Less accumulated depreciation, depletion and
     amortization...........................................    1,136          1,142
                                                               ------         ------
          Total property, plant and equipment, net..........    1,801          1,798
                                                               ------         ------
Other.......................................................       81             90
                                                               ------         ------
          Total assets......................................   $3,246         $3,344
                                                               ======         ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   16         $   54
     Affiliates.............................................       10              9
     Other..................................................        6              9
  Short-term borrowings (including current maturities of
     long-term debt)........................................      560            654
  Taxes payable.............................................      137            117
  Other.....................................................       93             93
                                                               ------         ------
          Total current liabilities.........................      822            936
                                                               ------         ------
Long-term debt, less current maturities.....................      659            659
                                                               ------         ------
Other liabilities
  Deferred income taxes.....................................      290            282
  Other.....................................................      158            169
                                                               ------         ------
                                                                  448            451
                                                               ------         ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued 500,000 shares; stated at
     liquidation value......................................      350            350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --             --
  Additional paid-in capital................................      714            714
  Retained earnings.........................................      253            234
                                                               ------         ------
          Total stockholder's equity........................    1,317          1,298
                                                               ------         ------
          Total liabilities and stockholder's equity........   $3,246         $3,344
                                                               ======         ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002         2001
                                                              -------      ------
Cash flows from operating activities
  Net income................................................   $  44        $ 40
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............      13          17
     Deferred income tax expense............................       9          10
     Net gain on the sale of assets.........................      (1)         --
     Risk-sharing revenue...................................      (8)         (8)
  Working capital changes...................................       6           9
  Non-working capital changes and other.....................       9          --
                                                               -----        ----
          Net cash provided by operating activities.........      72          68
                                                               -----        ----
Cash flows from investing activities
  Additions to property, plant and equipment................     (37)        (21)
  Proceeds from the sale of assets..........................       1           1
  Net change in affiliated advances receivable..............      58          --
                                                               -----        ----
          Net cash provided by (used in) investing
           activities.......................................      22         (20)
                                                               -----        ----
Cash flows from financing activities
  Net borrowings (repayments) under commercial paper and
     short-term credit facilities...........................     121         (48)
  Payments to retire long-term debt.........................    (215)         --
                                                               -----        ----
          Net cash used in financing activities.............     (94)        (48)
                                                               -----        ----
Change in cash and cash equivalents.........................      --          --
Cash and cash equivalents
  Beginning of period.......................................      --          --
                                                               -----        ----
  End of period.............................................   $  --        $ --
                                                               =====        ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs which are discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses.

     Our accounting policies are consistent with those discussed in our Form
10-K.

2. MERGER-RELATED COSTS

     During the quarter ended March 31, 2001, we incurred merger-related costs of $8 million associated with El Paso Corporation's merger with The Coastal Corporation and the relocation of our headquarters to Colorado Springs, Colorado. These costs consisted of employee severance, retention and transition costs for severed employees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Our merger-related costs also included actual severance payments and costs for pension and post-retirement benefits settled and curtailed under existing benefit plans. These costs were expensed as incurred and were paid in the first and second quarters of 2001.

3. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2002, our weighted average interest rate on our commercial paper was 2.7%, and at December 31, 2001, it was 3.3%. We had the following short-term borrowings including current maturities of long-term debt:

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                                                    (IN MILLIONS)
Commercial paper............................................    $560           $439
Current maturities of long-term debt........................      --            215
                                                                ----           ----
                                                                $560           $654
                                                                ====           ====

     In January 2002, we retired $215 million aggregate principal amount of 7.75% notes due 2002.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     El Paso and several of its subsidiaries were named defendants in eleven purported class action, municipal or individual lawsuits, filed in the California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings.) We are a defendant in ten of these lawsuits. The eleven suits contend that El Paso entities acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. The lawsuits are at the preliminary pleading stages with trial not anticipated until late 2003 at the earliest.

     In September 2001, we received a civil document subpoena from the California Department of Justice, seeking information said to be relevant to the Department's ongoing investigation into the high electricity prices in California. We have produced and expect to continue to produce materials pursuant to this subpoena.

     In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. On June 20, 2001, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Proposed Violation to us. The Notice alleged five probable violations of its regulations (a list of the alleged five probable violations is included in Part II, Item 1, Legal Proceedings), proposed fines totaling $2.5 million and proposed corrective actions. In October 2001, we filed a detailed response with the Office of Pipeline Safety disputing each of the alleged violations. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture. If we are required to pay the proposed fines, it will not have a material adverse effect on our financial position, operating results or cash flows. In addition, a number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. Several of these suits have been settled, with payments fully covered by insurance. Seven Carlsbad lawsuits remain, with one of those seven having reached a contingent settlement within insurance coverage (a list of the remaining Carlsbad lawsuits is included in Part II, Item 1, Legal Proceedings).

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

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had a reserve of approximately $28 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 4 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2002, we have estimated our share of the remediation costs at these sites to be between $15 million and $19 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that, based on our existing reserves, and information known to date, the impact of the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based on our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with the Federal Energy Regulatory Commission (FERC) alleging that our sale of approximately 1.2 billion cubic feet per day of California capacity to our affiliate, El Paso Merchant Energy Company, was anticompetitive and an abuse of the affiliate relationship under the FERC's policies. Other parties in the proceeding requested that the original complaint be set for hearing and that Merchant Energy pay back any profits it earned under the contract. In March 2001, the FERC established a hearing, before an administrative law judge, to address the issue of whether we and/or Merchant Energy had market power and, if so, had exercised it. In October 2001, a FERC administrative law judge issued a proposed decision finding that El Paso did not exercise market power and that the market power portion of the CPUC's complaint should be dismissed. The decision further found that El Paso had violated FERC's marketing affiliate regulations. In October 2001, the Market Oversight and Enforcement (MOE) section of the FERC's Office of the General Counsel filed comments in this proceeding stating that record development at the trial was inadequate to conclude that we complied with FERC's regulations. We filed a motion to strike the MOE's pleading, but in December 2001, the FERC denied our motion and remanded the proceeding to the administrative law judge for a supplemental hearing on the availability of capacity at El Paso's California delivery points. The hearing commenced on March 21, 2002 and concluded on April 4, 2002. Oral argument was held on April 10, 2002, and post-hearing briefing is to be completed by June 5, 2002.

     In late 1999, several of our customers filed complaints requesting that the FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Several technical conferences and alternative dispute resolution meetings were held during the summer of 2000 but they failed to produce a settlement. In October 2000, the FERC ordered us to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and system-wide capacity allocation issues. In February 2001, the FERC issued an order accepting our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system-wide capacity allocation methodology to be addressed in our order No. 634 proceeding. In March 2001, we filed our proposed system-wide allocation methodology with the FERC. In April 2001, the February 2001 order was appealed by a customer to the U.S. Court of Appeals for the 9th Circuit and that appeal is pending a decision. In July 2001 and August 2001, technical conferences were conducted by the FERC on our system-wide capacity allocation proposal, after which the parties have submitted position papers to the FERC regarding the appropriate method for allocating receipt point capacity on our system.

     Two groups of our customers, those within California and those east of California, have filed complaints against us with the FERC. In July 2001, twelve parties composed of California customers, natural gas producers and natural gas marketers, filed a complaint alleging that our full requirements contracts with our east of California customers should be converted to contracts with specific volumetric entitlements, that we should be required to expand our interstate pipeline system and that firm shippers who experience reductions in their nominated gas volumes should be awarded demand charge credits. Also, in July 2001, ten parties, most of which are east of California full-requirement contract customers, filed a complaint against us with the FERC, alleging that we violated the Natural Gas Act of 1938 and breached our contractual obligations by failing to expand our system in order to serve the needs of the full-requirement contract shippers. The complainants have requested that the FERC require us to show cause why we should not be required to augment our system capacity. In September 2001, the July 2001 complainants filed a motion for partial summary disposition of their complaint, to which we responded. In addition, in November 2001, one of the complainants submitted a type of settlement proposal that we and most other parties have opposed. At its March 13, 2002 public meeting, the FERC Staff made a presentation to the FERC Commissioners recommending that the FERC address the capacity allocation issues raised in these and our other proceedings by, among other things, eliminating the full requirements provisions from all of our contracts except those in a small customer category and converting them to contracts with specific volumetric entitlements. The Staff also recommended scheduling a technical conference. A technical conference attended by the Commissioners was held on April 16, 2002, at which we, state commissions and customer groups presented comments. Responses to the presentations were filed by us and others on April 30, 2002.

     Our current rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we receive cash payments totaling $295 million for a portion of the risk we assumed from capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of March 31, 2002, we had unearned risk sharing revenues of approximately $56 million and had $23 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity to customers above certain dollar levels specified in the rate settlement obligate us to refund a portion of the excess to customers. Under this provision, we refunded $46 million of 2001 revenues to customers during 2001 and through March 31, 2002. During 2002, we established an additional refund obligation of $11 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003. Our unresolved matter in our current rate settlement involves the application of one existing fuel recovery mechanism as it relates to compression facilities that were abandoned. An appeal was filed in the Fifth Circuit Court of Appeals and was transferred to the D.C. Circuit Court of Appeals. On April 3, 2002, the court dismissed the appeal in its entirety.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. In April 2002, the FERC Staff issued a notice of a public conference to be held on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

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

  Other Matters

     In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Affiliates of Enron have contracts for both short-term and long-term transportation on our pipeline system. As of December 31, 2001, we established reserves for potential losses related to receivables from these contracts and have continued to do so on a monthly basis. Enron rejected the contracts on May 3, 2002, by failing to assume them on that date in its bankruptcy proceeding. Now that we have this capacity back, we will seek to maximize its value. We cannot at this time predict the value we will obtain for the rejected capacity.

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and need requirements of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $1,236 million at March 31, 2002, at a market rate of interest which was 1.9%. At December 31, 2001, we had advanced $1,294 million, at a market rate of interest which was 2.1%.

     At March 31, 2002 and December 31, 2001, we had other accounts receivable from related parties of $3 million and $4 million. Accounts payable to related parties was $10 million at March 31, 2002, versus $9 million at December 31, 2001, and other current liabilities include dividends payable to our parent of $9 million and $2 million at March 31, 2002 and December 31, 2001. These balances arose in the normal course of business.

     In January 2002, we distributed assets through a dividend to our parent with a net book value of $19 million. We also accrued $7 million in dividends associated with our preferred stock during the first quarter 2002.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this Statement are effective for the fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K filed March 20, 2002, in addition to the financial statements and notes presented in
Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the quarters ended March 31:

                                                               2002         2001
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  152       $  141
Operating expenses..........................................     (71)         (74)
Other income................................................       1           --
                                                              ------       ------
  Earnings before interest and income taxes.................  $   82       $   67
                                                              ======       ======
Throughput volumes (BBtu/d)(1)..............................   4,203        4,826
                                                              ======       ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Operating revenues for the quarter ended March 31, 2002, were $11 million higher than the same period in 2001 primarily due to a larger portion of our capacity earning maximum tariff rates compared to the same period in 2001. Partially offsetting the increase were lower prices on fuel recoveries from customers and lower throughput to California and other western states due to milder weather in the first quarter of 2002, as well as the impact of lower rates on the Mojave Pipeline system as a result of a rate case settlement effective October 2001.

     Operating expenses for the quarter ended March 31, 2002, were $3 million lower than the same period in 2001. The decrease was primarily due to merger-related costs incurred in the first quarter of 2001 related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado as part of El Paso's merger with Coastal and lower compressor fuel costs resulting from lower natural gas prices. The decrease was partially offset by increases to our reserve for bad debts related to the bankruptcy of Enron Corp.

INTEREST AND DEBT EXPENSE

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter ended March 31, 2002, was $7 million lower than the same period in 2001 primarily due to long-term debt reductions and lower interest rates on commercial paper borrowings.

  Affiliated Interest Income

     Affiliated interest income for the quarter ended March 31, 2002, was $13 million lower than the same period in 2001 due primarily to lower short-term interest rates in 2002 on advances to El Paso under our cash management program.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2002 and 2001, was $28 million and $23 million, resulting in effective tax rates of 38 percent and 37 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4, which is incorporated herein by reference.

     The California cases are: five filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed on September 25, 2000; Berg v. Southern California Gas Company, et al, filed December 18, 2000; County of Los Angeles v. Southern California Gas Company, et al filed January 8, 2002; The City of Los Angeles, et al v. Southern California Gas Company, et al and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed on March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy; and John Phillip v. El Paso Merchant Energy, both filed December 13,
2000); three filed in the Superior Court of San Francisco County (Sweetie's et al v. El Paso Corporation, et al, filed on March 22, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21, 2001); and one filed in the Superior Court of the State of California, County of Alameda (Dry Creek Corporation v. El Paso Natural Gas Company, et al filed December 10,
2001).

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

     The six remaining Carlsbad lawsuits are as follows: one filed in district court in Harris County, Texas (Geneva Smith, et al v. EPEC and EPNG, filed October 23, 2000), and five filed in state district court in Carlsbad, New Mexico (Chapman, as Personal Representative of the Estate of Amy Smith Heady, v. EPEC, EPNG and John Cole, filed February 9, 2001; Chapman, as Personal Representative of the Estate of Dustin Wayne Smith, v. EPEC, EPNG and John Cole; Chapman, as Personal Representative of the Estate of Terry Wayne Smith, v. EPNG, EPEC and John Cole; Rackley, as Personal Representative of the Estate of Glenda Gail Sumler, v. EPEC, EPNG and John Cole; and Rackley, as Personal Representative of the Estate of Amanda Sumler Smith, v. EPEC, EPNG and John Cole, all filed March 16, 2001). We have reached a contingent settlement in an additional case (Dawson, as Personal Representative of Kirsten Janay Sumler, v. EPEC and EPNG, filed November 8, 2000).

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

                                           EL PASO NATURAL GAS COMPANY

Date: May 10, 2002                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: May 10, 2002                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)