Form 10-Q
period 2002-06-30
EL PASO NATURAL GAS CO
filed 2002-08-13
CIK 31986

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Common Stock, par value $1.00 per share. Shares outstanding on August 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                         QUARTER ENDED       SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                         --------------      ----------------
                                                         2002      2001      2002       2001
                                                         ----      ----      -----      -----
Operating revenues.....................................  $144      $138      $296       $279
                                                         ----      ----      ----       ----
Operating expenses
  Operation and maintenance............................    43        44        93         85
  Merger-related costs.................................    --        94        --        102
  Depreciation, depletion and amortization.............    17        18        30         35
  Taxes, other than income taxes.......................     5         7        13         15
                                                         ----      ----      ----       ----
                                                           65       163       136        237
                                                         ----      ----      ----       ----
Operating income (loss)................................    79       (25)      160         42
                                                         ----      ----      ----       ----
Other income (expense), net............................     3        (2)        4         (2)
                                                         ----      ----      ----       ----
Income (loss) before interest and income taxes.........    82       (27)      164         40
                                                         ----      ----      ----       ----
Non-affiliated interest and debt expense...............    18        22        34         45
Affiliated interest income.............................    (6)      (16)      (12)       (35)
Income taxes...........................................    26       (12)       54         11
                                                         ----      ----      ----       ----
                                                           38        (6)       76         21
                                                         ----      ----      ----       ----
Net income (loss)......................................  $ 44      $(21)     $ 88       $ 19
                                                         ====      ====      ====       ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   --         $   --
  Accounts and notes receivable, net
     Customer...............................................       83             97
     Affiliates.............................................    1,414          1,298
     Other..................................................        1              6
  Materials and supplies....................................       43             39
  Other.....................................................       12             16
                                                               ------         ------
          Total current assets..............................    1,553          1,456
                                                               ------         ------
Property, plant and equipment, at cost......................    2,993          2,940
  Less accumulated depreciation, depletion and
     amortization...........................................    1,149          1,142
                                                               ------         ------
          Total property, plant and equipment, net..........    1,844          1,798
                                                               ------         ------
Other.......................................................       86             90
                                                               ------         ------
          Total assets......................................   $3,483         $3,344
                                                               ======         ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   31         $   54
     Affiliates.............................................        6              9
     Other..................................................        8              9
  Short-term borrowings (including current maturities of
     long-term debt)........................................      418            654
  Taxes payable.............................................      149            117
  Other.....................................................      115             93
                                                               ------         ------
          Total current liabilities.........................      727            936
                                                               ------         ------
Long-term debt, less current maturities.....................      958            659
                                                               ------         ------
Other liabilities
  Deferred income taxes.....................................      300            282
  Other.....................................................      145            169
                                                               ------         ------
                                                                  445            451
                                                               ------         ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued 500,000 shares; stated at
     liquidation value......................................      350            350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --             --
  Additional paid-in capital................................      714            714
  Retained earnings.........................................      289            234
                                                               ------         ------
          Total stockholder's equity........................    1,353          1,298
                                                               ------         ------
          Total liabilities and stockholder's equity........   $3,483         $3,344
                                                               ======         ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2002       2001
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 88       $ 19
  Adjustments to reconcile net income to net cash from
     operating activities
     Non-cash portion of merger-related costs...............    --         92
     Depreciation, depletion and amortization...............    30         35
     Net gain on the sale of assets.........................    (4)        --
     Deferred income tax expense............................    17          3
     Risk sharing revenue...................................   (16)       (16)
     Bad debt expense.......................................    12         --
  Working capital changes...................................    21          4
  Non-working capital changes and other.....................     1          3
                                                              ----       ----
          Net cash provided by operating activities.........   149        140
                                                              ----       ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (94)       (68)
  Net proceeds from the sale of assets......................     2          1
  Net change in affiliate advances receivable...............  (118)         9
                                                              ----       ----
          Net cash used in investing activities.............  (210)       (58)
                                                              ----       ----
Cash flows from financing activities
  Net repayments under commercial paper and short-term
     credit facilities......................................   (21)       (81)
  Payments to retire long-term debt.........................  (215)        --
  Net proceeds from the issuance of long-term debt..........   297         --
                                                              ----       ----
          Net cash provided by (used in) financing
           activities.......................................    61        (81)
                                                              ----       ----
Increase in cash and cash equivalents.......................    --          1
Cash and cash equivalents
  Beginning of period.......................................    --         --
                                                              ----       ----
  End of period.............................................  $ --       $  1
                                                              ====       ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs discussed in note
2), to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate impairments of assets. It also changes accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. There was no initial financial statement impact of adopting this statement.

2. MERGER-RELATED COSTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs of $94 million and $102 million associated with El Paso Corporation's (El Paso) 2001 merger with The Coastal Corporation and the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado. These costs include employee severance, retention and transition costs for severed employees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. These costs were expensed as incurred and have been paid. Our merger-related costs also include actual severance payments and costs for pension and post-retirement benefits settled and curtailed under existing benefit plans. These costs were expensed as incurred and were paid in the first and second quarters of 2001. Our merger-related costs also include estimated net lease payments on a non-cancelable lease for office space and facility-related costs of $92 million to close our offices in El Paso and relocate our headquarters to Colorado Springs. These charges were accrued in the second quarter of 2001 at the time we completed our relocations and closed these offices. The amounts accrued will be paid over the term of the applicable non-cancelable lease agreements. Future developments, such as our ability to terminate the lease or to recover lease costs through sub-leases, could impact the accrued amounts.

3. DEBT AND OTHER CREDIT FACILITIES

     At June 30, 2002, our weighted average interest rate on our commercial paper was 2.8%, and at December 31, 2001, it was 3.3%. We had the following short-term borrowings including current maturities of long-term debt:

                                                              JUNE 30,    DECEMBER 31,
                                                                2002          2001
                                                              --------    ------------
                                                                   (IN MILLIONS)
Commercial paper............................................    $418          $439
Current maturities of long-term debt........................      --           215
                                                                ----          ----
                                                                $418          $654
                                                                ====          ====

     In January 2002, we retired $215 million aggregate principal amount of 7.75% notes due 2002.

     In May 2002, El Paso renewed its $3 billion, 364-day revolving credit and competitive advance facility. We remain a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. This facility matures in May 2003. In June 2002, El Paso amended its existing $1 billion, 3-year revolving credit and competitive advance facility to permit El Paso to issue up to $500 million in letters of credit and to adjust pricing terms. This facility matures in August 2003, and we are a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. The interest rate under both of these facilities varies based on El Paso's senior unsecured debt rating, and as of June 30, 2002, an initial draw would have had a rate of LIBOR plus 0.625%, plus a 0.25% utilization fee for drawn amounts above 25% of the committed amounts. As of June 30, 2002, there were no borrowings outstanding, and $450 million in letters of credit were issued under the $1 billion facility.

     In June 2002, we issued $300 million aggregate principal amount 8.375% notes due 2032. Proceeds were approximately $297 million, net of issuance costs.

     We have committed to exchange all of our outstanding 8.375% notes due 2032, discussed above, for new registered 8.375% notes due 2032. The form and terms of the new notes will be identical in all material respects to the form and terms of the old notes except that the new notes (1) will be registered with the Securities and Exchange Commission, (2) will not be subject to transfer restrictions and (3) will not be subject, under certain circumstances, to an increase in the stated interest rate.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     El Paso and several of its subsidiaries were named defendants in eleven purported class action, municipal or individual lawsuits, filed in California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings). We are a defendant in ten of these lawsuits. The eleven suits contend that El Paso entities acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. The lawsuits have been consolidated before a single judge and are at the preliminary pleading stages with trial not anticipated until late 2003 at the earliest. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In September 2001, we received a civil document subpoena from the California Department of Justice, seeking information said to be relevant to the Department's ongoing investigation into the high electricity prices in California. We have produced and expect to continue to produce materials under this subpoena.

     In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. On June 20, 2001, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Proposed Violation to us. The Notice alleged five probable violations of its regulations (a list of the alleged five probable violations is included in Part II, Item 1, Legal Proceedings), proposed fines totaling $2.5 million and proposed corrective actions. In October 2001, we filed a detailed response with the Office of Pipeline Safety disputing each of the alleged violations. If we are required to pay the proposed fines, it will not have a material adverse effect on our financial position, operation results or cash flows. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture. In addition, a number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. Several of these suits have been settled, with payments fully covered by insurance. Seven Carlsbad lawsuits remain, with one of the seven having reached a contingent settlement within insurance coverage (a list of the remaining Carlsbad lawsuits is included in Part II, Item 1, Legal Proceedings).

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

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2002, we had reserves totaling $8 million for all outstanding legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2002, we had a reserve of approximately $29 million for expected remediation costs (including related environmental litigation). In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 4 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2002, we have estimated our share of the remediation costs at these sites to be between $14 million and $19 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities.

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Rates and Regulatory Matters

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with the Federal Energy Regulatory Commission (FERC) alleging that our sale of approximately 1.2 billion cubic feet per day of California capacity to our affiliate, El Paso Merchant Energy Company, was anticompetitive and an abuse of the affiliate relationship under the FERC's policies. Other parties in the proceeding requested that Merchant Energy pay back any profits it earned under the contract. In March 2001, the FERC established a hearing, before an administrative law judge, to address the issue of whether we and/or Merchant Energy had market power and, if so, had exercised it. In October 2001, a FERC administrative law judge issued a proposed decision finding that El Paso did not exercise market power and that the market power portion of the CPUC's complaint should be dismissed. However, the decision did find that El Paso had violated FERC's marketing affiliate regulations. In October 2001, the Market Oversight and Enforcement section of the FERC's Office of the General Counsel filed comments in this proceeding stating that record development at the trial was inadequate to conclude that we complied with FERC's regulations. In December 2001, the FERC remanded the proceeding to the administrative law judge for a supplemental hearing on the availability of capacity at our California delivery points. The hearing commenced on March 21, 2002, and concluded on April 4, 2002. Oral arguments were held on April 10, 2002. A post-hearing briefing was completed on June 5, 2002, and an administrative law judge's ruling is expected soon.

     In late 1999, several of our customers filed complaints requesting that the FERC order us to stop selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to stop overselling firm mainline capacity on the east-end of our mainline system. Several conferences and meetings were held during the summer of 2000. They failed to produce a settlement. In October 2000, the FERC ordered us to make a one time allocation of capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and system-wide capacity allocation issues. In February 2001, the FERC accepted our tariff filing affirming the results of the Topock delivery point allocation process and directing us to formulate a system-wide capacity allocation methodology to be addressed in our Order No. 637 proceeding. In March 2001, we filed our proposed system-wide allocation methodology with the FERC. In April 2001, the February 2001 order was appealed by a customer to the U.S. Court of Appeals for the 9th Circuit, which dismissed the appeal in its entirety on July 22, 2002. In July 2001 and August 2001, technical conferences were conducted by the FERC on our system-wide capacity allocation proposal, after which the parties have submitted position papers to the FERC regarding the appropriate method for allocating receipt point capacity on our system.

     Two groups of our customers, those within California and those east of California, have filed complaints against us with the FERC. In July 2001, twelve parties composed of California customers, natural gas producers and natural gas marketers, filed a complaint alleging that our full requirements contracts with our east of California customers should be converted to contracts with specific volumetric entitlements, that we should be required to expand our interstate pipeline system and that firm shippers who experience reductions in their nominated gas volumes should be awarded demand charge credits. Also, in July 2001, ten parties, most of which are east of California full requirements contract customers, filed a complaint against us with the FERC, alleging that we violated the Natural Gas Act of 1938 and breached our contractual obligations by failing to expand our system in order to serve the needs of the full requirements contract shippers. The complainants requested that the FERC require us to show cause why we should not be required to augment our system capacity. On May 31, 2002, the FERC issued an order in which it required, among other things that:

     - our full requirements contracts, except those with our small volume customers, be converted to contract demand (CD) contracts, i.e., contracts with maximum volumetric entitlements;

     - CD customers be assigned specific receipt point rights, thereby replacing system-wide receipt points on our system;

     - we file an application to add compression to our Line 2000 project, thereby adding up to 320 million cubic feet per day of additional capacity to our system;

     - we allow our California delivery points to be utilized as receipt points on a secondary firm basis for the benefit of markets east of California;

     - our 1996 rate settlement remain in effect for the remainder of its term, except as necessary to effectuate the changes required by the order;

     - we be required to give demand charge credits when we are unable, except for reasons of force majeure, to schedule confirmed, firm nominations; and

     - we refrain from entering into new firm contracts until we have demonstrated that we have adequate capacity on the system to do so.

     The Order established November 1, 2002, as the date on which the new CD contracts, demand charge credits, and receipt point entitlements will go into effect. On July 1, 2002, a number of parties to the proceedings filed requests for rehearing of various aspects of the order. Also on July 1, 2002, we filed a request for clarification of the details involved in implementing the requirements of the order. At its July 17, 2002 open meeting, the FERC reaffirmed that the parties had until July 31, 2002, to establish capacity allocation levels among themselves on a voluntary basis and, absent any such voluntary agreement, the FERC itself will establish capacity levels by customer. On July 30, 2002, at the request of several parties, the FERC extended the deadline for the full requirements customers to bid for capacity turned back by other shippers to August 9, 2002. On that date, we received several bids from California shippers. The full requirements shippers, however, did not submit bids, taking the position that the turnback process could not go forward until the FERC had issued an order resolving disputes regarding the allocation to them of unsubscribed capacity on the system. In our report to the FERC dated August 1, 2002, we advised the FERC that, in order to move the conversion process from full requirements to CD service forward, it appears that the FERC will be required to issue an order establishing entitlements for the full requirements shippers to our unsubscribed, sustainable capacity. Our customers subsequently filed responses disputing the basis upon which we believe capacity on its system must be allocated. Although we and our customers have worked diligently to achieve an allocation of unsubscribed capacity among the full requirements shippers who are being required to convert to CD service, the full requirements shippers and the pipeline continue to hold a different view as to how this allocation should be accomplished. The needs of the full requirements shippers can be met through a combination of unsubscribed capacity, California receipt rights, turnback capacity from other shippers, and an appropriately sized expansion.

     As required by the FERC, we and our customers have held two meetings and scheduled a third to discuss implementation issues involved in the full requirement's conversion and the allocation of receipt rights. At the first meeting, we identified the sustainable west-flow capacity on our system that is available for allocation among the full requirements shippers under the rates they are paying pursuant to the 1996 settlement. A group of full requirements shippers subsequently filed a motion with the FERC requesting clarification of our available capacity, claiming that we have understated the capacity on our system that is available to be allocated among them. We filed an answer to that motion on July 3, 2002, explaining that the capacity we identified as available each month for the full requirements shippers is the amount of capacity that we can make available on a sustainable basis given the impact of transient conditions beyond our control.

     Our current rate settlement establishes, among other things, base rates through December 31, 2005. According to the settlement, our base rates began escalating annually in 1998 as a result of inflationary factors. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions under our rate case settlement. Under these provisions, we receive cash payments totaling $295 million for a portion of the risk we assumed from capacity relinquishments by our customers at the end of 1997. The cash received is deferred, and we recognize this deferral in revenues ratably over the risk sharing period. As of June 30, 2002, we had unearned risk sharing revenues of approximately $48 million and had $20 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity to customers above certain dollar levels specified in the rate settlement obligate us to refund a portion of the excess to customers. Under this provision, we refunded $46 million of 2001 revenues to customers during 2001 and through June 30, 2002. During 2002, we established an additional refund obligation of $22 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003. Our unresolved matter in our current rate settlement involves the application of one existing fuel recovery mechanism as it relates to compression facilities that were abandoned. An appeal was filed in the Fifth Circuit Court of Appeals and was transferred to the D.C. Circuit Court of Appeals. On April 3, 2002, the court dismissed the appeal in its entirety.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, at which interested parties were given an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     On July 17, 2002, the FERC issued a Notice of Inquiry (NOI) that seeks comments regarding its policy, established in 1996, of permitting pipelines to enter into negotiated rates transactions. Our pipeline has entered into such transactions over the years. Specifically, the FERC is now undertaking a review of whether negotiated rates should be capped, whether or not a pipeline's "recourse rate" (cost of service based rate) continues to serve as a viable alternative and safeguard against the exercise of alleged pipeline market power, as well as other issues related to its negotiated rate program. Comments are due on September 25, 2002, with reply comments due on October 25, 2002. We cannot predict the outcome of this NOI.

     On August 1, 2002, the FERC issued a NOPR requiring that all arrangements concerning the cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. Comments on the NOPR are due on August 22, 2002. We cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued, to be effective immediately, an Accounting Release providing guidance on how jurisdictional entities should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. The Accounting Release sets forth the documentation requirements set forth in the NOPR for money pool arrangements, but does not address the requirements in the NOPR that as a condition for participating in money pool arrangements the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent must have investment grade credit ratings. Requests for rehearing are due on September 3, 2002.

     In January 2002, we were selected for an industry-wide audit by the FERC's Office of the Executive Director, Division of Regulatory Audits. The audit will focus on FERC Form 2 and affiliated transactions for the period January 1, 2000 through December 31, 2001.

     While the outcome of our rates and regulatory matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Other Matters

     In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Affiliates of Enron held both short-term and long-term capacity on our pipeline system but Enron has now rejected most of these contracts. Future revenue on these contracts will depend upon the outcome of Enron's bankruptcy and our ability to re-market or otherwise maximize the value of the rejected or released capacity. We do not presently know the precise values that will be received by our pipelines as a result of their efforts.

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and need requirements of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced at June 30, 2002 and December 31, 2001, $1,412 million and $1,294 million. The market rate of interest at June 30, 2002 and December 31, 2001, was 1.9% and 2.1%.

     At June 30, 2002 and December 31, 2001, we had other accounts receivable from related parties of $2 million and $4 million. Accounts payable to related parties was $6 million at June 30, 2002, versus $9 million at December 31, 2001, and other current liabilities include dividends payable to our parent of $16 million and $2 million at June 30, 2002 and December 31, 2001. These balances arose in the normal course of business.

     In January 2002, we distributed assets to our parent through a dividend with a net book value of $19 million. We also accrued $14 million in dividends associated with our preferred stock during the first and second quarters of 2002.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its present value, and the same amount is added to the recorded value of the asset and is amortized over the asset's remaining useful life. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this statement.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003.

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

                              RECENT DEVELOPMENTS

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our results are relatively stable, but can be subject to variability from a number of factors, such as weather conditions, including those conditions that may impact the amount of power produced by natural gas fired turbines compared to power generated by less costly hydro-electric methods, as well as gas supply to market price differentials which can displace the pipeline's deliveries to the markets they serve. Results can also be impacted by a pipeline's fuel recovery level and the ability to operate the pipeline system efficiently. Future revenues may also be impacted by expansion projects in our service areas, competition by other pipelines for those expansion needs and regulatory impacts on rates. Results of our operations were as follows for the periods ended June 30:

                                                QUARTER ENDED        SIX MONTHS ENDED
                                              -----------------     ------------------
                                               2002       2001       2002        2001
                                              ------     ------     -------     ------
                                                (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..........................  $  144     $  138     $   296     $  279
Operating expenses..........................     (65)      (163)       (136)      (237)
Other income (expense)......................       3         (2)          4         (2)
                                              ------     ------     -------     ------
  Earnings (loss) before interest and income
     taxes..................................  $   82     $  (27)    $   164     $   40
                                              ======     ======     =======     ======
Throughput volumes (BBtu/d)(1)..............   4,046      4,552       4,124      4,688
                                              ======     ======     =======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

  Second Quarter 2002 Compared to Second Quarter 2001

     Operating revenues for the quarter ended June 30, 2002, were $6 million higher than the same period in 2001 primarily due to a larger portion of our capacity being sold at maximum tariff rates compared to the same period in 2001. Partially offsetting the increase were lower throughput to California and other western states due to lower electric generation demand and milder weather in 2002 and lower prices on fuel recoveries from customers. Also contributing to the decrease were lower rates on the Mojave Pipeline system as a result of a rate case settlement effective October 2001.

     Operating expenses for the quarter ended June 30, 2002, were $98 million lower than the same period in 2001. The decrease was primarily due to merger-related costs of $94 million incurred in 2001 related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado as part of El Paso's merger with Coastal, lower compressor operating costs resulting from lower electric prices in 2002 and a change in estimated business activity tax settlements in the second quarter of 2002. The decrease was partially offset by an increase of accrued legal liabilities in the second quarter of 2002 and increases to our reserve for bad debts related to the bankruptcy of Enron Corp.

     Other income for the quarter ended June 30, 2002, was $5 million higher than the same period in 2001 primarily due to a gain on the sale of non-pipeline assets in the second quarter of 2002.

  Six Months Ended 2002 Compared to Six Months Ended 2001

     Operating revenues for the six months ended June 30, 2002, were $17 million higher than the same period in 2001 primarily due to a larger portion of our capacity being sold at maximum tariff rates compared to the same period in 2001. Partially offsetting the increase were lower prices on fuel recoveries from customers and lower throughput to California and other western states due to lower electric generation demand and milder weather in 2002, as well as the impact of lower rates on the Mojave Pipeline system as a result of a rate case settlement effective October 2001.

     Operating expenses for the six months ended June 30, 2002, were $101 million lower than the same period in 2001. The decrease was primarily due to merger-related costs of $102 million incurred in 2001 related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado and costs associated with severed employees as part of El Paso's merger with Coastal. Also contributing to the decrease were lower compressor operating costs resulting from lower electric prices in 2002, an adjustment to depreciation as a result of finalization of a regulatory issue in 2002, and a change in estimated business activity tax settlements in the second quarter of 2002. The decrease was partially offset by increases to our reserve for bad debts related to the bankruptcy of Enron Corp. and an increase in accrued legal liabilities in the second quarter of 2002.

     Other income for the six months ended June 30, 2002, was $6 million higher than the same period in 2001 primarily due to a gain on the sale of non-pipeline assets in the second quarter of 2002.

INTEREST AND DEBT EXPENSE

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter and six months ended June 30, 2002, was $4 million and $11 million lower than the same period in 2001 primarily due to a reduction of long-term debt in January 2002 and lower interest rates on commercial paper borrowings in 2002. The decrease was partially offset by an increase in long-term debt for the debt issued in June 2002.

  Affiliated Interest Income

     Affiliated interest income for the quarter and six months ended June 30, 2002, was $10 million and $23 million lower than the same period in 2001 due to lower short-term interest rates in 2002 on advances partially offset by higher average advances to El Paso under our cash management program.

INCOME TAXES

     Income tax expense for the quarter and six months ended June 30, 2002, was $26 million and $54 million, resulting in effective tax rates of 37 percent and 38 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

     Income tax benefit for the quarter ended June 30, 2001, was $12 million, resulting in an effective tax rate of 36 percent. The income tax expense for the six months ended June 30, 2001, was $11 million, resulting in an effective tax rate of 37 percent. Our effective tax rates were different than the statutory rate of 35 percent for both periods primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

     The California cases are: five filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed on September 25, 2000; Berg v. Southern California Gas Company, et al; filed December 18, 2000; County of Los Angeles v. Southern California Gas Company, et al, filed January 8, 2002; The City of Los Angeles, et al v. Southern California Gas Company, et al; and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy; and John Phillip v. El Paso Merchant Energy, both filed December 13,
2000); three filed in the Superior Court of San Francisco County (Sweetie's, et al v. El Paso Corporation, et al, filed March 22, 2001; Philip Hackett, et al v. El Paso Corporation, et al, filed May 9, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21, 2001); and one filed in the Superior Court of the State of California, County of Alameda (Dry Creek Corporation v. El Paso Natural Gas Company, et al, filed December 10, 2001).

     The alleged five probable violations of the regulations of the Department of Transportation's Office of Pipeline Safety are: (1) failure to develop an adequate internal corrosion control program, with an associated proposed fine of $500,000; (2) failure to investigate and minimize internal corrosion, with an associated proposed fine of $1,000,000; (3) failure to conduct continuing surveillance on its pipelines and consider, and respond appropriately to, unusual operating and maintenance conditions, with an associated proposed fine of $500,000; (4) failure to follow company procedures relating to company procedures relating to investigating pipeline failures and thereby minimize chance of recurrence, with an associated proposed fine of $500,000; and (5) failure to maintain elevation profile drawings, with an associated proposed fine of $25,000.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   4.A    --    Indenture dated as of November 13, 1996, by and between El
                Paso Natural Gas and JPMorgan Chase Bank (formerly known as
                The Chase Manhattan Bank), as Trustee (incorporated by
                reference to El Paso Natural Gas' Current Report on Form 8-K filed November 13, 1996).
   4.B    --    First Supplemental Indenture dated as of June 10, 2002, by and between El Paso Natural Gas and JPMorgan Chase Bank
                (formerly known as The Chase Manhattan Bank), as Trustee,
                including the form of 8 3/8% Note Due June 15, 2032.
                (Exhibit 4.2 to our Form S-4 filed July 24, 2002, File No.
                333-97017)
   4.C    --    Registration Rights Agreement dated as of June 10, 2002,
                between El Paso Natural Gas and Credit Suisse First Boston
                Corporation (Exhibit 4.3 to our Form S-4 filed July 24,
                2002, File No. 333-97017)
 *10.A    --    $3,000,000,000 364-Day Revolving Credit and Competitive
                Advance Facility Agreement dated May 15, 2002, by and among
                El Paso, EPNG, TGP, the several banks and other financial
                institutions from time to time parties thereto and JPMorgan
                Chase Bank, as Administrative Agent and CAF Advance Agent,
                ABN Amro Bank N.V. and Citibank, N.A., as Co-Documentation
                Agents, and Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents.
 *10.B    --    Amended and Restated $1,000,000,000 3-Year Revolving Credit
                and Competitive Advance Facility Agreement dated June 27,
                2002 by and among El Paso, EPNG, TGP, El Paso CGP, the
                several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as
                Administrative Agent, CAF Advance Agent and Issuing Bank,
                Citibank, N.A. and ABN Amro Bank N.V., as Co-Documentation
                Agents, and Bank of America, N.A., as Syndication Agent.
 *99.A    --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B    --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

                                           EL PASO NATURAL GAS COMPANY

Date: August 13, 2002                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: August 13, 2002                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   4.A    --    Indenture dated as of November 13, 1996, by and between El
                Paso Natural Gas and JPMorgan Chase Bank (formerly known as
                The Chase Manhattan Bank), as Trustee (incorporated by
                reference to El Paso Natural Gas' Current Report on Form 8-K filed November 13, 1996).
   4.B    --    First Supplemental Indenture dated as of June 10, 2002, by and between El Paso Natural Gas and JPMorgan Chase Bank
                (formerly known as The Chase Manhattan Bank), as Trustee,
                including the form of 8 3/8% Note Due June 15, 2032.
                (Exhibit 4.2 to our Form S-4 filed July 24, 2002, File No.
                333-97017)
   4.C    --    Registration Rights Agreement dated as of June 10, 2002,
                between El Paso Natural Gas and Credit Suisse First Boston
                Corporation (Exhibit 4.3 to our Form S-4 filed July 24,
                2002, File No. 333-97017)
 *10.A    --    $3,000,000,000 364-Day Revolving Credit and Competitive
                Advance Facility Agreement dated May 15, 2002, by and among
                El Paso, EPNG, TGP, the several banks and other financial
                institutions from time to time parties thereto and JPMorgan
                Chase Bank, as Administrative Agent and CAF Advance Agent,
                ABN Amro Bank N.V. and Citibank, N.A., as Co-Documentation
                Agents, and Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents.
 *10.B    --    Amended and Restated $1,000,000,000 3-Year Revolving Credit
                and Competitive Advance Facility Agreement dated June 27,
                2002 by and among El Paso, EPNG, TGP, El Paso CGP, the
                several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as
                Administrative Agent, CAF Advance Agent and Issuing Bank,
                Citibank, N.A. and ABN Amro Bank N.V., as Co-Documentation
                Agents, and Bank of America, N.A., as Syndication Agent.
 *99.A    --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B    --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.