Form 10-Q
period 2002-09-30
EL PASO NATURAL GAS CO
filed 2002-11-14
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Common Stock, par value $1 per share. Shares outstanding on November 14, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                       ---------------      -----------------
                                                       2002       2001      2002        2001
                                                       ----       ----      -----       -----
Operating revenues...................................  $139       $148      $435        $427
                                                       ----       ----      ----        ----
Operating expenses
  Operation and maintenance..........................    42         53       135         138
  Merger-related costs...............................    --         (5)       --          97
  Depreciation, depletion and amortization...........    16         18        46          53
  Taxes, other than income taxes.....................     4          7        17          22
                                                       ----       ----      ----        ----
                                                         62         73       198         310
                                                       ----       ----      ----        ----
Operating income.....................................    77         75       237         117
Other income (expense), net..........................    (2)        --         2          (2)
Non-affiliated interest and debt expense.............   (19)       (22)      (53)        (67)
Affiliated interest income...........................     6         13        18          48
                                                       ----       ----      ----        ----
Income before income taxes...........................    62         66       204          96
Income taxes.........................................    24         26        78          37
                                                       ----       ----      ----        ----
Net income...........................................  $ 38       $ 40      $126        $ 59
                                                       ====       ====      ====        ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --          $   --
  Accounts and notes receivable, net
     Customer...............................................         39              97
     Affiliates.............................................      1,083           1,298
     Other..................................................          7               6
  Materials and supplies....................................         44              39
  Other.....................................................         14              16
                                                                 ------          ------
          Total current assets..............................      1,187           1,456
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,024           2,940
  Less accumulated depreciation, depletion and
     amortization...........................................      1,157           1,142
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,867           1,798
                                                                 ------          ------
Other.......................................................         86              90
                                                                 ------          ------
          Total assets......................................     $3,140          $3,344
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $   24          $   54
     Affiliates.............................................         40               9
     Other..................................................         14               9
  Short-term borrowings (including current maturities of
     long-term debt)........................................         --             654
  Accrued interest..........................................         24              22
  Taxes payable.............................................        137             117
  Dividends payable to parent...............................         23               2
  Other.....................................................        100              69
                                                                 ------          ------
          Total current liabilities.........................        362             936
                                                                 ------          ------
Long-term debt, less current maturities.....................        959             659
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        308             282
  Other.....................................................        127             169
                                                                 ------          ------
                                                                    435             451
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued 500,000 shares; stated at
     liquidation value......................................        350             350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................         --              --
  Additional paid-in capital................................        714             714
  Retained earnings.........................................        320             234
                                                                 ------          ------
          Total stockholder's equity........................      1,384           1,298
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $3,140          $3,344
                                                                 ======          ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2002        2001
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $ 126       $  59
  Adjustments to reconcile net income to net cash from
     operating activities
     Non-cash portion of merger-related costs...............     --          92
     Depreciation, depletion and amortization...............     46          53
     Deferred income tax expense............................     25          10
     Risk sharing revenue...................................    (24)        (24)
     Bad debt expense.......................................     12          --
     Other..................................................     --           1
  Working capital changes...................................    100          60
  Non-working capital changes...............................     (9)         (1)
                                                              -----       -----
          Net cash provided by operating activities.........    276         250
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (141)       (111)
  Net proceeds from the sale of assets......................      9          --
  Net change in affiliate advances receivable...............    213        (227)
                                                              -----       -----
          Net cash provided by (used in) investing
           activities.......................................     81        (338)
                                                              -----       -----
Cash flows from financing activities
  Net borrowings (repayments) under commercial paper and
     short-term credit facilities...........................   (439)         88
  Payments to retire long-term debt.........................   (215)         --
  Net proceeds from the issuance of long-term debt..........    297          --
                                                              -----       -----
          Net cash provided by (used in) financing
           activities.......................................   (357)         88
                                                              -----       -----
Net change in cash and cash equivalents.....................     --          --
Cash and cash equivalents
  Beginning of period.......................................     --          --
                                                              -----       -----
  End of period.............................................  $  --       $  --
                                                              =====       =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs discussed in Note 2 below), to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate assets for impairment. It also changed accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. There was no initial financial statement impact of adopting this statement.

2. MERGER-RELATED COSTS

     During the nine months ended September 30, 2001, we incurred merger-related costs of $97 million associated with El Paso Corporation's (El Paso) 2001 merger with The Coastal Corporation and the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado. This amount reflects that we have reduced our estimated severance charges from $10 million to $5 million in the third quarter of 2001. Our merger-related costs include employee severance, retention and transition costs for severed employees totaling $5 million that occurred as a result of El Paso's merger-related workforce reduction and consolidation. All employee severance, retention and transition costs have been paid. Merger-related costs also include estimated net lease payments on a non-cancelable lease for office space and facility-related costs of $92 million to close our offices in El Paso and relocate our headquarters to Colorado Springs. These charges were accrued in 2001 at the time we completed our relocations and closed these offices. As of September 30, 2002, we have paid $26 million of the accrual leaving a balance of $66 million. The amounts accrued will be paid over the term of the applicable non-cancelable lease agreements. Future developments, such as our ability to terminate the lease or to recover lease costs through sub-leases, could impact the accrued amounts.

3. DEBT AND OTHER CREDIT FACILITIES

     At December 31, 2001, our weighted average interest rate on our commercial paper was 3.3%. We had the following short-term borrowings including current maturities of long-term debt:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2002            2001
                                                             -------------   ------------
                                                                    (IN MILLIONS)
Commercial paper...........................................      $ --            $439
Current maturities of long-term debt.......................        --             215
                                                                 ----            ----
                                                                 $ --            $654
                                                                 ====            ====

     In January 2002, we retired $215 million aggregate principal amount of 7.75% notes due 2002.

     In May 2002, El Paso renewed its $3 billion, 364-day revolving credit and competitive advance facility. We are a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. This facility matures in May 2003. In June 2002, El Paso amended its existing $1 billion, 3-year revolving credit and competitive advance facility to permit El Paso to issue up to $500 million in letters of credit and to adjust pricing terms. This facility matures in August 2003, and we are also a designated borrower under this facility and, as such, are liable for any amounts outstanding under this facility. The interest rate under both of these facilities varies based on El Paso's senior unsecured debt rating, and as of September 30, 2002, an initial draw would have had a rate of LIBOR plus 0.625%, and a 0.25% utilization fee for drawn amounts above 25% of the committed amounts. As of September 30, 2002, there were no borrowings outstanding, and $492 million in letters of credit were issued under the $1 billion facility.

     In September 2002, Moody's lowered El Paso's senior unsecured debt rating from Baa2 to Baa3, and in November 2002, Standard and Poor's lowered El Paso's senior unsecured debt rating from BBB to BBB-. As a result of these events, the current interest rate on an initial draw under both of these facilities would be at a rate of LIBOR plus 0.80%, plus a 0.25% utilization fee for drawn amounts above 25% of the committed amounts.

     In June 2002, we issued $300 million aggregate principal amount 8.375% notes due 2032 in a private placement. Proceeds were approximately $297 million, net of issuance costs. We have committed to exchange these notes for new notes that will be registered with the SEC. The form and terms of the new notes will be identical in all material respects to the form and terms of the old notes except that the new notes (1) will be registered with the SEC, (2) will not be subject to transfer restrictions and (3) will not be subject, under certain circumstances, to an increase in the stated interest rate.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     California Lawsuits. We have been named as a defendant in eleven purported class action, municipal or individual lawsuits, filed in California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings). These suits contend that we acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. Specifically, the plaintiffs argue that our conduct violates California's antitrust statute (Cartwright Act), constitutes unfair and unlawful business practices prohibited by California statutes, and amounts to a violation of California's common law restrictions against monopolization. In general, the plaintiffs are seeking (i) declaratory and injunctive relief regarding allegedly anticompetitive actions,
(ii) restitution, including treble damages, (iii) disgorgement of profits, (iv) prejudgment and post-judgment interest, (v) costs of prosecuting the actions and
(vi) attorney's fees. The lawsuits have been consolidated before a single judge and are at the preliminary pleading stages with trial scheduled for September 2003 on several of the cases. At this time, our legal exposure related to these lawsuits and claims is not determinable.

     In September 2001, we received a civil document subpoena from the California Attorney General, seeking information said to be relevant to the Department's ongoing investigation into the high electricity prices in California. We are continuing to cooperate in responding to their discovery requests.

     Nevada Lawsuit. The state of Nevada and four individuals have purportedly filed a lawsuit in District Court for Clark County, Nevada on November 1, 2002 naming us, El Paso and several other El Paso subsidiaries and affiliates as defendants. While the complaint has not yet been served on us, we believe that its allegations are similar to those in the California cases. The suit purportedly seeks unquantified monetary damages, to be trebled, general and special damages and attorney fees and costs.

     Carlsbad. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. On June 20, 2001, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Proposed Violation against us. The Notice alleged five violations of its regulations (a list of the alleged five violations is included in Part II, Item 1, Legal Proceedings), proposed fines totaling $2.5 million and proposed corrective actions. We have fully accrued for these fines. In October 2001, we filed a response with the Office of Pipeline Safety disputing each of the alleged violations. If we are required to pay the proposed fines, it will not have a material adverse effect on our financial position, operating results or cash flows. We are cooperating with the National Transportation Safety Board in an investigation into the facts and circumstances concerning the possible causes of the rupture. On November 1, 2002, we received a federal grand jury subpoena for documents relating to the rupture and we will cooperate fully with the subpoena. In addition, a number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. All but one of these suits have been settled. The settlement payments have been fully covered by insurance. The remaining case is Geneva Smith, et al, vs. EPEC and EPNG filed October 23, 2000 in Harris County, Texas. In connection with the settlement of the cases, we have agreed to contribute $10 million to a charitable foundation as a memorial to the families involved. This contribution will not be covered by insurance.

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of gas working interest owners and gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification has been filed and we have filed our response.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2002, we had approximately $13 million accrued for all outstanding legal matters, including the $10 million for our contribution to a charitable foundation.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2002 and December 31, 2001, we had approximately $29 million accrued for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027.

     In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations. For the fourth quarter 2002, we estimate that our total expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2002, we have estimated our share of the remediation costs at these sites to be between $14 million and $19 million which are included in the environmental reserve discussed above. We believe our reserves are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in determining our estimated liabilities.

  Rates and Regulatory Matters

     CPUC Complaint Proceeding. In April 2000, the Public Utilities Commission of the State of California (CPUC) filed a complaint under Section 5 of the Natural Gas Act (NGA) with the Federal Energy Regulatory Commission (FERC) alleging that our sale of approximately 1.2 billion cubic feet per day of capacity to our affiliate, El Paso Merchant Energy Company (EPME), raised issues of market power, violation of FERC's marketing affiliate regulations and asked that the contracts be voided. Although the FERC held that we did not violate its marketing affiliate requirements, it established a hearing before an administrative law judge (ALJ) to address the market power issue. In the spring and summer of 2001, two hearings were held before the ALJ to address the market power issue and, at the request of the ALJ, the affiliate issue. In October 2001, the ALJ issued an initial decision on the two issues, finding that the record did not support a finding that either we or EPME had exercised market power and that accordingly the market power claims against us should be dismissed. The ALJ found, however, that we had violated the marketing affiliate rules. We and other parties filed briefs on exceptions and briefs opposing exceptions to the October initial decision.

     Also, in October 2001, the FERC's Office of Market Oversight and Enforcement filed comments stating that the record at the hearings was inadequate to conclude that we had complied with FERC regulations in the transportation of gas to California. In December 2001, the FERC remanded the proceeding to the ALJ for a supplemental hearing on the availability of capacity at our California delivery points. On September 23, 2002, the ALJ issued his initial decision, again finding that there was no evidence that EPME had exercised market power during the period at issue to drive up California gas prices and therefore recommended that the complaint against EPME be dismissed. However, the ALJ found that we had withheld at least 345 MMcf/d of capacity (and perhaps as much as 696 MMcf/d) from the California market during the period from November 1, 2000 through March 31, 2001. The ALJ found that this alleged withholding violated our certificate obligations and was an exercise of market power that increased the gas price to California markets. He therefore recommended that the FERC initiate penalty procedures against us. We and others filed briefs on exceptions to the initial decision on October 23, 2002. In support of our request, we informed the FERC that the initial decision is inconsistent with the facts, the law, and FERC policy and urged the FERC to reverse it. Briefs opposing exceptions were filed on November 12, 2002. Oral argument, currently set for December 2, 2002, will be heard by the FERC commissioners prior to the issuance of an order on the initial decisions.

  Systemwide Capacity Allocation Proceeding. In July 2001, several of our customers who hold contracts with volumetric ceilings (Contract Demand or CD customers) filed a complaint against us at the FERC under Section 5 of the NGA claiming, among other things, that our full requirements contracts (contracts with no volumetric limitations) with customers located east of California (EOC) should be converted to CD contracts, that we should be required to expand our system to serve all of our customers' growing requirements instead of relying on the pro rata allocation provisions of our FERC approved tariff to allocate our available capacity among our EOC and CD customers, and that we should be required to give demand charge credits to our CD customers when we are unable to meet their full contract demands. Likewise, in July 2001, several of our EOC customers filed a complaint under Section 5 of the NGA alleging that we had violated the NGA and our contractual obligations to them by not expanding our system, at our own cost, to meet their increased requirements.

     On May 31, 2002, the FERC issued an order on the complaints in which it required that (i) full requirements service, for all EOC customers other than small volume customers, be converted to service with specified volumetric rights (i.e., contract demand service); (ii) firm customers be assigned specific receipt point rights in lieu of their existing systemwide receipt point rights;
(iii) we prospectively give reservation charge credits to all firm customers for any failure to schedule confirmed volumes except in cases of force majeure; (iv) we refrain from entering into new firm contracts until we have demonstrated that we have adequate capacity on the system; and (v) we conduct a process to allow existing CD customers to turn back capacity for acquisition by full requirements customers. The FERC indicated in the May 31 order that we were to remain revenue neutral as a result of this turnback process. In addition, the order stated that the FERC expected us to file for certificate authority to add compression to our Line 2000 project, thereby increasing our system capacity by 320 MMcf/d, without cost coverage until the next rate case (which will be January 1, 2006). We had previously stated we were willing to add compression to the project at a public conference held in April 2002, provided we were assured of rate coverage in the next rate case. The May 31 order established dates by which the steps necessary to implement the order's requirements would be completed. The changes required by the order were to be made effective November 1, 2002.

     On July 1, 2002, we and numerous other parties filed for clarification and/or rehearing of the May 31 order. Although the order required the full requirements customers to agree among themselves on an appropriate allocation of unsubscribed westflow pipeline capacity by July 31, 2002, the customers failed to reach such an agreement. On September 20, 2002, the FERC issued an order postponing the effective date of the conversions required by their May 31 order until May 1, 2003. The order instructed us to allocate among our full requirements customers the 320 MMcf/d of capacity that will be available once compression is added to Line 2000 (which the FERC estimated would be in the summer of 2003; however, we anticipate the first and second phases of compression will be in service by mid 2004, and have so advised the FERC). In addition, the order prohibited us from reselling any firm capacity that expires under existing contracts between May 31, 2002, and May 1, 2003, requiring instead that we allocate this capacity to our full requirements customers. In total, the September 20 order requires that our full requirements customers pay only their current reservation charges for existing unsubscribed capacity, for the 230 MMcf/d of capacity that was made available in November 2002 by the Line 2000 project, for the additional 320 MMcf/d of capacity to be available once the compression of Line 2000 is completed, and for all capacity subject to contracts expiring before May 1, 2003. Beginning May 1, 2003, we will be required to pay reservation charge credits when we are unable to schedule confirmed volumes except in cases of force majeure. Between November 1, 2002, and May 1, 2003, we are required to pay reservation charge credits to CD customers when we are unable to schedule 95 percent of their confirmed volumes except for reasons of force majeure and provided that there is no capacity available to meet their needs from other supply basins on our system.

     Several pleadings have been filed in response to the September 20 order, including requests by several customers to modify the order based on the ALJ's decision in the CPUC Complaint Proceeding discussed above, requests by customers and others to vacate and/or stay the order and our responses to those pleadings, and numerous applications for rehearing and/or clarification filed by us and others. All such motions and requests remain pending before the FERC. On November 1, 2002, the FERC issued a tolling order to allow it additional time to act upon the requests for rehearing and indicated that it anticipates issuing an order on rehearing by January 31, 2003. We anticipate that in the order the FERC will address the various motions made as well as the requests for clarification and rehearing. In the interim, we are proceeding with the directives contained in the September 20 order.

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. Under the settlement, our base rates began escalating annually in 1998 for inflation. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions. Under these provisions, we will receive cash payments in total of $295 million for a portion of the risk we assumed from capacity relinquishments by our customers (primarily capacity turned back to us by Southern California Gas Company and Pacific Gas and Electric which represented approximately one-third of the capacity of our system) during 1996 and 1997. The cash we received was deferred, and we recognize this amount in revenues ratably over the risk sharing period. As of September 30, 2002, we had unearned risk sharing revenues of approximately $40 million and had $17 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity sold to customers, above certain dollar levels specified in our rate settlement, obligate us to refund a portion of the excess to customers. Under this provision, we refunded $46 million of 2001 revenues to customers during 2001 and 2002. During 2002, we established an additional refund obligation of $33 million, of which $17 million has been refunded to date. Both the risk and revenue sharing provisions of the rate settlement extend through 2003.

     Line 2000 Project. On July 31, 2000, we applied with the FERC for a certificate of public convenience and necessity for our Line 2000 project, which was designed to replace old compression on the system with a converted oil pipeline, resulting in no increase in system capacity. In response to demand conditions on our system, however, we filed in March 2001 to amend our application to convert the project to an expansion project of 230 MMcf/d. On May 7, 2001, the FERC authorized the amended Line 2000 project. We have received authorization to place the line in service, and anticipate having all segments of Line 2000 in service by mid-November 2002 at a total estimated capital cost of $185 million.

     On October 3, 2002, pursuant to the FERC's May 31 and September 20 orders, we applied with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d at an estimated capital cost of approximately $173 million for all phases. That application has been protested. In our request for clarification of the September 20 order, we have asked for assurances from the FERC that we will be able to begin cost recovery for this project at the time our next rate case becomes effective.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, providing an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, as well as other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002, to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, to be effective immediately, providing guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, the Accounting Release did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on the information we know now and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that these matters could impact our debt rating and the credit rating of our parent. See Item 2, Recent Developments. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations and on our cash flows in the period the event occurs.

  Other Matters

     Enron Bankruptcy. In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Enron North America had transportation contracts on our system. The transportation contracts have now been rejected and we have filed a proof of claim in the amount of approximately $128 million, which included $18 million for amounts due for services provided through the date the contracts were rejected and $110 million for damage claims arising from the rejection of its transportation contracts. The September 20 order capacity allocation proceeding discussed in Rates and Regulatory Matters above prohibits us from remarketing Enron capacity that was not remarketed prior to May 31, 2002. We have sought rehearing of the September 20 order. We have fully reserved for all amounts due from Enron through the date the contracts were rejected.

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and need requirements of participating affiliates, thus minimizing total borrowing from outside sources. As of September 30, 2002 and December 31, 2001, we had advanced $1,081 million and $1,294 million. The market rate of interest at September 30, 2002 and December 31, 2001, was 1.8% and 2.1%.

     At September 30, 2002 and December 31, 2001, we had other accounts receivable from related parties of $2 million and $4 million. Accounts payable to affiliates was $40 million at September 30, 2002, versus $9 million at December 31, 2001. These balances arose in the normal course of business.

     In January 2002, we distributed assets to our parent through a dividend with a net book value of $19 million. We also accrued $23 million in dividends associated with our preferred stock as of September 30, 2002, and have consented to pay $28 million on November 30, 2002.

     In September of 2002, we sold approximately $42 million of our trade accounts receivable at a discount to El Paso Energy Finance Company, an unconsolidated affiliate, as part of an accounts receivable sales program. El Paso Energy Finance Company, in turn, sold those receivables to a bank. The program was initiated to accelerate the collection of funds for El Paso, and the proceeds we received from the sale were advanced to our parent company through our cash management program described above.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An on-going expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently assessing and quantifying the asset retirement obligations associated with our long-lived assets. We expect to complete our assessment of these asset retirement obligations and be able to estimate their effect on our financial statements in the fourth quarter of 2002.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

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

                              RECENT DEVELOPMENTS

     Since the fourth quarter of 2001, a number of recent developments in our business and industry have impacted our pipelines' operations and liquidity. These have included:

     - The bankruptcy of Enron Corp. and related decline in the energy trading industry; and

     - The modification of credit standards by the rating agencies.

     Credit rating agencies have recently re-evaluated the credit ratings of companies involved in energy trading activities, which included our parent and our affiliates. The recent developments referenced above, as well as the ALJ's decision dated September 23, 2002 in the CPUC complaint, appear to have influenced both Moody's and Standard & Poor's in downgrading our parent's credit rating, and it remains on negative credit watch by both. Our senior unsecured debt was downgraded from Baa1 to Baa2 by Moody's and from BBB+ to BBB by Standard & Poor's and we remain on a negative credit watch by both rating agencies.

     Except as discussed in Results of Operations section below, these recent developments, including the May 31, 2002 and September 20, 2002 orders in our capacity allocation proceeding (see Note 4, Systemwide Capacity Allocation Proceeding), do not have an immediate impact on our financial position or results of operations; however, a further downgrade of our debt securities could result in higher cash requirements to conduct our operations (through cash collateral requirements). If this were to occur, we would have less cash available to use for capital expenditures and other purposes, although we do believe we would have sufficient operating resources to fund our ongoing operating activities.

     In addition, as a result of the rating agencies' downgrading the credit rating of several of our customers and placing them on negative credit watch, the credit-worthiness of these companies has been questioned. We have taken actions to mitigate our exposure by requesting these companies to provide us with a letter of credit or prepayment as permitted by our tariff. Our tariff permits us to request additional credit assurance from our shippers equal to the cost of performing transportation services for a three month period. If these companies file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, or if the capacity is unavailable for resale, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our pipeline includes our interstate transmission business. We face varying degrees of competition from other pipelines, as well as alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil.

     We are regulated by the Federal Energy Regulatory Commission. The FERC sets the rates we can recover from our customers. These rates are generally a function of our cost of providing service to our customers, as well as a reasonable return on our invested capital. As a result, our results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices, regulatory actions and the creditworthiness of our customers.

     As discussed in Item 1, Financial Statements, Note 4 under the subheading Rates and Regulatory Matters, the September 20, 2002 FERC order related to the allocation of capacity on our system required us to:

     - Give reservation charge credits prospectively to our firm shippers if we fail to schedule the shippers' confirmed volumes (except in the case of force majeure);

     - Refrain from entering into new firm contracts or remarketing turned back capacity under terminated or expired contracts until May 1, 2003; and

     - Add additional compression to our Line 2000 project (up to 320 MMcf/d) without the recovery of these costs in our rates until our next rate case which will be effective in January 1, 2006.

     Our future results of operations will be impacted as a result of both the September 20 FERC Order and the Enron bankruptcy. The September 20 order prohibits us from remarketing approximately 471 MMDth/d of capacity. Of this amount, approximately 195 MMdth/d is capacity which was rejected by Enron in May 2002 in its bankruptcy proceeding. Prior to the rejection of the contracts, we were earning approximately $1.5 million (net of revenue sharing credits) per month from Enron for this capacity. Because we cannot remarket this capacity, we will experience a loss of revenue due to the relinquishment of this capacity in the bankruptcy proceeding. The amount of such revenue loss cannot be determined because it would depend on the rates we could obtain by remarketing the capacity.

     The remaining 276 MMDth/d of capacity that we are unable to remarket as a result of the September 20 order will also cause a reduction in our transportation revenues. This capacity relates to contracts that expire within the time frame specified by the order. Under these contracts, we were earning $2 million (net of revenue sharing credits) per month in revenues prior to their expiration. The amount of our revenue loss cannot be determined because, as with the Enron capacity, it would depend on the rates we could obtain by remarketing the capacity. We have requested rehearing of the September 20 FERC Order relating to this and other aspects of the order. This request for rehearing is pending before the FERC.

     Another significant issue that may impact our future operating results is the CPUC Complaint, which is discussed more fully in Item 1, Financial Statements, Note 4, under the subheading Rates and Regulatory Matters. In September 2002, we received an initial decision from an administrative law judge
(ALJ) related to whether we exercised market power with regard to our pipeline capacity to the California border during the latter part of 2000 and the early part of 2001. In that decision, the ALJ held that we withheld capacity from California. We believe that holding is incorrect as a matter of fact, law, and policy. We believe that we have consistently demonstrated that we operate our system in a manner to maximize the flow of gas at all times consistent with safety, reliability, and operational considerations, and that volume differences during the period in question (November 1, 2000 to March 31, 2001) have been fully explained on the record. However, despite our position, should the FERC uphold the ALJ's decision, and should we not prevail in our appeal of that decision, the long-term impact on us could be substantial depending on the remedy the FERC may seek to impose on us and the impact such decision could have on our pending state court litigation.

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense and income taxes. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow. Results of our operations were as follows for the periods ended September 30:

                                                   QUARTER ENDED      NINE MONTHS ENDED
                                                 -----------------    -----------------
                                                  2002       2001      2002       2001
                                                 ------     ------    ------     ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.............................  $  139     $  148    $  435     $  427
Operating expenses.............................     (62)       (73)     (198)      (310)
Other income (expense).........................      (2)        --         2         (2)
                                                 ------     ------    ------     ------
  EBIT.........................................  $   75     $   75    $  239     $  115
                                                 ======     ======    ======     ======
Throughput volumes (BBtu/d)(1).................   4,069      4,550     4,105      4,641
                                                 ======     ======    ======     ======

---------------

(1) BBtu/d means billion British thermal units per day.

  Third Quarter 2002 Compared to Third Quarter 2001

     Operating revenues for the quarter ended September 30, 2002, were $9 million lower than the same period in 2001. Included in this decrease was $7 million as a result of a FERC order which disallowed the remarketing of capacity rejected by Enron in its bankruptcy proceeding. Also contributing to the decrease was $2 million from lower rates on the Mojave Pipeline system as a result of a rate case settlement effective October 2001.

     Operating expenses for the quarter ended September 30, 2002, were $11 million lower than the same period in 2001. The decrease includes $15 million due to the regular revaluation of natural gas imbalances as a result of changes in imbalance volumes and gas prices. Also contributing to the decrease were lower compressor operating costs of $3 million resulting from lower electric usage and prices in 2002 and a $2 million franchise tax refund in the third quarter of 2002. These decreases were partially offset by an increase in estimated legal liabilities of $5 million in the third quarter of 2002 and a reduction of merger-related costs of $5 million occurring in the third quarter of 2001 due to changes in our estimates of costs related to our workforce reduction. For a discussion of these costs, see Item 1, Financial Statements,
Note 2.

     Other income for the quarter ended September 30, 2002, was $2 million lower than the same period in 2001 primarily due to a loss on the sale of non-pipeline assets in the third quarter of 2002.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Operating revenues for the nine months ended September 30, 2002, were $8 million higher than the same period in 2001. Included in this increase were higher 2002 revenues of $25 million associated with a larger portion of our available capacity earning maximum tariff rates as compared to the same period in 2001 and $2 million related to higher demand rates resulting from annual inflation increases. These increases were partially offset by $8 million from lower prices on fuel recoveries from our customers, $7 million from lower throughput to California and other southwestern states due to lower electric generation demand and milder weather in 2002 and $6 million from lower rates on the Mojave Pipeline system as a result of a rate case settlement effective October 2001.

     Operating expenses for the nine months ended September 30, 2002, were $112 million lower than the same period in 2001 primarily as a result of the merger-related costs of $97 million incurred in 2001 related to the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado and costs associated with severed employees as part of El Paso's merger with Coastal. Also contributing to the decrease were the regular revaluation of natural gas imbalances as a result of changes in imbalance volumes and gas prices of $19 million, lower compressor operating costs of $10 million resulting from lower electric usage and prices in 2002, an adjustment to depreciation of $7 million due primarily to finalization of regulatory issues in 2002 and lower other taxes of $5 million due to a change in estimated business activity tax settlements and franchise tax refunds in 2002. These decreases were partially offset by an increase to our reserve for bad debts of $12 million related to the bankruptcy of Enron Corp. and an increase in our estimated legal liabilities of $10 million during 2002.

     Other income for the nine months ended September 30, 2002, was $4 million higher than the same period in 2001 due to a gain on the sale of non-pipeline assets in 2002, and a 2001 accrual for proposed fines from the Department of Transportation related to the August 2000 pipeline rupture.

INTEREST AND DEBT EXPENSE

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2002, was $19 million, and $53 million, or $3 million and $14 million lower than the same periods in 2001. The decreases were primarily due to a retirement of $215 million 7.75% long-term debt in January 2002 and lower interest rates on decreased commercial paper borrowings in 2002. We had no commercial paper outstanding at September 30, 2002. The decrease was partially offset by an increase in long-term debt for the $300 million 8.375% debt issued in June 2002.

  Affiliated Interest Income

     Affiliated interest income for the quarter ended September 30, 2002, was $6 million, or $7 million lower than the same period in 2001 due to lower short-term interest rates in 2002 and lower average advances to El Paso under our cash management program. The average short-term interest rates for the third quarter decreased from 3.8% in 2001 to 1.8% in 2002.

     Affiliated interest income for the nine months ended September 30, 2002, was $18 million, or $30 million lower than the same period in 2001 due to lower short-term interest rates in 2002 on advances to El Paso under our cash management program. The average short-term interest rates for the nine months decreased from 4.9% in 2001 to 1.9% in 2002.

INCOME TAXES

     Income tax expense for the quarter and nine months ended September 30, 2002, was $24 million and $78 million, resulting in effective tax rates of 39 percent and 38 percent. Income tax expense for the quarter and nine months ended September 30, 2001, was $26 million and $37 million, resulting in effective tax rates of 39 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent for all periods primarily due to state income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

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

     The alleged five probable violations of the regulations of the Department of Transportation's Office of Pipeline Safety are: (1) failure to develop an adequate internal corrosion control program, with an associated proposed fine of $500,000; (2) failure to investigate and minimize internal corrosion, with an associated proposed fine of $1,000,000; (3) failure to conduct continuing surveillance on its pipelines and consider, and respond appropriately to, unusual operating and maintenance conditions, with an associated proposed fine of $500,000; (4) failure to follow company procedures relating to investigating pipeline failures and thereby to minimize the chance of recurrence, with an associated proposed fine of $500,000; and (5) failure to maintain elevation profile drawings, with an associated proposed fine of $25,000.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   4.B          Indenture dated as of November 13, 1996, between El Paso
                Natural Gas Company (EPNG) and The Chase Manhattan Bank, as
                Trustee, (Exhibit 4.1 to our Form 8-K, filed November 13,
                1996); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to EPNG's
                Form 8-K, filed November 13, 1996); Form of 7 1/2%
                Debentures Due 2026 (Exhibit 4.2 to our Form 8-K, filed
                November 13, 1996).
   4.C          First Supplemental Indenture dated as of June 10, 2002, by and between El Paso Natural Gas and JPMorgan Chase Bank
                (formerly known as The Chase Manhattan Bank), as Trustee,
                including the form of 8 3/8% Note Due June 15, 2032 (Exhibit
                4.2 to our Registration Statement on Form S-4 filed July 24,
                2002).
   4.D          Registration Rights Agreement dated as of June 10, 2002,
                between El Paso Natural Gas and Credit Suisse First Boston
                Corporation (Exhibit 4.3 to our Registration Statement on
                Form S-4 filed July 24, 2002).
 *99.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

b. Reports on Form 8-K

     We filed a Current Report on Form 8-K dated September 25, 2002 filing our communication regarding our opinion of a proposed ruling by a FERC administrative law judge.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: November 14, 2002                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: November 14, 2002                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of El Paso Natural Gas Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)
                                                El Paso Natural Gas Company

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of El Paso Natural Gas Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                               El Paso Natural Gas Company

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   4.B          Indenture dated as of November 13, 1996, between El Paso
                Natural Gas Company (EPNG) and The Chase Manhattan Bank, as
                Trustee, (Exhibit 4.1 to our Form 8-K, filed November 13,
                1996); Form of 6 3/4% Notes Due 2003, (Exhibit 4.2 to EPNG's
                Form 8-K, filed November 13, 1996); Form of 7 1/2%
                Debentures Due 2026 (Exhibit 4.2 to our Form 8-K, filed
                November 13, 1996).
   4.C          First Supplemental Indenture dated as of June 10, 2002, by and between El Paso Natural Gas and JPMorgan Chase Bank
                (formerly known as The Chase Manhattan Bank), as Trustee,
                including the form of 8 3/8% Note Due June 15, 2032 (Exhibit
                4.2 to our Registration Statement on Form S-4 filed July 24,
                2002).
   4.D          Registration Rights Agreement dated as of June 10, 2002,
                between El Paso Natural Gas and Credit Suisse First Boston
                Corporation (Exhibit 4.3 to our Registration Statement on
                Form S-4 filed July 24, 2002).
 *99.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.