Form 10-Q
period 2003-03-31
EL PASO NATURAL GAS CO
filed 2003-05-14
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $1 per share. Shares outstanding on May 14, 2003:
1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Operating revenues..........................................  $132    $152
                                                              ----    ----
Operating expenses
  Operation and maintenance.................................    34      50
  Depreciation, depletion and amortization..................    17      13
  Gain on long-lived assets.................................    --      (1)
  Taxes, other than income taxes............................     8       8
                                                              ----    ----
                                                                59      70
                                                              ----    ----
Operating income............................................    73      82
Other income................................................     1      --
Interest and debt expense...................................   (20)    (16)
Affiliated interest income, net.............................     3       6
                                                              ----    ----
Income before income taxes..................................    57      72
Income taxes................................................    22      28
                                                              ----    ----
Net income..................................................  $ 35    $ 44
                                                              ====    ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   --        $    3
  Accounts and notes receivable
     Customer, net of allowance of $18 in 2003 and 2002.....       77            79
     Affiliates.............................................      431           432
     Other..................................................        7            13
  Materials and supplies....................................       43            43
  Deferred income taxes.....................................       36            36
  Other.....................................................       26            27
                                                               ------        ------
          Total current assets..............................      620           633
                                                               ------        ------
Property, plant and equipment, at cost......................    3,042         3,060
  Less accumulated depreciation, depletion and
     amortization...........................................    1,151         1,152
                                                               ------        ------
          Total property, plant and equipment, net..........    1,891         1,908
                                                               ------        ------
Notes receivable from affiliate.............................      608           565
Other.......................................................       84            83
                                                               ------        ------
          Total assets......................................   $3,203        $3,189
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   34        $   43
     Affiliates.............................................        7            33
     Other..................................................        2            11
  Short-term borrowings (including current maturities of
     long-term debt)........................................      200           200
  Accrued interest..........................................       23            15
  Taxes payable.............................................      127           133
  Contractual deposits......................................       33            35
  Western Energy Settlement.................................      100           100
  Other.....................................................       50            53
                                                               ------        ------
          Total current liabilities.........................      576           623
                                                               ------        ------
Long-term debt, less current maturities.....................      758           758
                                                               ------        ------
Other liabilities
  Deferred income taxes.....................................      252           221
  Western Energy Settlement.................................      316           312
  Other.....................................................      119           122
                                                               ------        ------
                                                                  687           655
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued and outstanding 500,000
     shares; stated at liquidation value....................      350           350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --            --
  Additional paid-in capital................................      715           715
  Retained earnings.........................................      117            88
                                                               ------        ------
          Total stockholder's equity........................    1,182         1,153
                                                               ------        ------
          Total liabilities and stockholder's equity........   $3,203        $3,189
                                                               ======        ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2003      2002
                                                              ----      -----
Cash flows from operating activities
  Net income................................................  $ 35      $  44
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    17         13
     Deferred income tax expense............................    31          9
     Net gain on long-lived assets..........................    --         (1)
     Risk-sharing revenue...................................    (8)        (8)
     Bad debt expense.......................................    --          8
     Other non-cash income items............................     5         --
  Working capital changes...................................   (44)        (2)
  Non-working capital changes...............................    12          9
                                                              ----      -----
          Net cash provided by operating activities.........    48         72
                                                              ----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (38)       (37)
  Net proceeds from the sale of assets......................    30          1
  Net change in affiliate advances receivable...............   (43)        58
                                                              ----      -----
          Net cash provided by (used in) investing
           activities.......................................   (51)        22
                                                              ----      -----
Cash flows from financing activities
  Net short-term borrowings.................................    --        121
  Payments to retire long-term debt.........................    --       (215)
                                                              ----      -----
          Net cash used in financing activities.............    --        (94)
                                                              ----      -----
Net change in cash and cash equivalents.....................    (3)        --
Cash and cash equivalents
  Beginning of period.......................................     3         --
                                                              ----      -----
  End of period.............................................  $ --      $  --
                                                              ====      =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

     Accounting for Costs Associated with Exit or Disposal Activities. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. There was no initial financial statement impact of adopting this standard.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for all guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. We continue to evaluate the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 10-K.

2. WESTERN ENERGY SETTLEMENT

     On March 20, 2003, we and our affiliates entered into an agreement in principle with a number of public and private claimants, including the states of California, Washington, Oregon and Nevada, to resolve the principal litigation, claims and regulatory proceedings against us and our affiliates relating to the sale or delivery of natural gas and electricity from September 1996 to the date of the Western Energy Settlement (referred to as the Western Energy Settlement). The settlement, as discussed in our 2002 Form 10-K and Note 4, will include payments of cash, delivery of El Paso's common stock and availability of capacity for five years at our California delivery points.

     The portion of the Western Energy Settlement allocated to us by El Paso Corporation was initially $412 million. This amount represented the settlement amount of $665 million, less a discount (based on a discount rate of 10 percent) of $253 million. During the quarter ended March 31, 2003, we recorded $4 million of amortization expense on the discount associated with the settlement obligation which increased our overall obligation to $416 million as of March 31, 2003. This amortization was reflected as an operation and maintenance expense in our income statement.

     This calculation of our portion of the settlement obligation required us to use estimates and assumptions based on currently available information. These estimates included the discount rate, the timing of final settlement and the timing of payments made to satisfy obligations. As a result, our estimates and assumptions used may change.

3. DEBT AND OTHER CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures in June 2005. This facility replaces the previous $3 billion, 364-day revolving credit facility. El Paso's existing $1 billion revolving credit facility, which matures in August 2003, and approximately $1 billion of other financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company (TGP) and El Paso, are borrowers under the $3 billion revolving credit facility, and we, TGP and El Paso are borrowers under the $1 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including us and our equity in Mojave Pipeline Company, collateralizes the revolving credit facility and the other financing arrangements. We will remain jointly and severally liable under the $3 billion revolving credit facility through August 19, 2003. After that date, we will only be liable for the amounts we borrow under the facility. We are also jointly and severally liable for any amounts outstanding under the $1 billion revolving credit facility until it matures in August 2003.

     The revolving credit facilities have a borrowing cost of LIBOR plus 350 basis points and letter of credit fees of 350 basis points. A key financial covenant of the facilities is the requirement for El Paso to maintain debt to total capitalization, as defined in the revolving credit facilities, not to exceed 75 percent. In addition, we and the other pipeline company borrowers cannot incur incremental debt if the incurrence of debt would cause our debt to EBITDA ratio, as defined in the revolving credit facilities, to exceed 5 to 1. The proceeds from the issuance of debt by the pipeline company borrowers can be used only for maintenance and expansion capital expenditures or investments in other FERC-regulated assets, and to refinance existing debt. As of March 31, 2003, $1.5 billion was outstanding under the $3 billion facility, none of which was borrowed by us, and $500 million was outstanding and $456 million in letters of credit were issued under the $1 billion facility, none of which was borrowed by us.

     On January 8, 2003, Mojave paid approximately $3 million to the preferred interest members of Trinity River. See our 2002 Form 10-K for a discussion of Mojave's obligations under the Trinity River financing arrangement. In March 2003, El Paso entered into a $1.2 billion 2-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River financing agreement.

4. COMMITMENTS AND CONTINGENCIES

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

     - for a period of five years, our affiliates will be subject to restrictions in subscribing for new capacity on the EPNG system; and

     - no admission of wrongdoing.

The Western Energy Settlement resulted in an after-tax charge to us of approximately $262 million in the fourth quarter of 2002 for the component of the settlement allocated to us.

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

     California Lawsuits. We have been named as a defendant in fifteen purported class action, municipal or individual lawsuits, filed in California state courts. These suits contend that we acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. Specifically, the plaintiffs argue that our conduct violates California's antitrust statute (Cartwright Act), constitutes unfair and unlawful business practices prohibited by California statutes, and amounts to a violation of California's common law restrictions against monopolization. In general, the plaintiffs are seeking (i) declaratory and injunctive relief regarding allegedly anticompetitive actions,
(ii) restitution, including treble damages, (iii) disgorgement of profits, (iv) prejudgment and postjudgment interest, (v) costs of prosecuting the actions and
(vi) attorney's fees. All fifteen cases have been consolidated before a single judge, under two omnibus complaints, one of which has been set for trial in September 2003. All of the class action lawsuits and all but one of the individual lawsuits will be resolved upon finalization and approval of the Western Energy Settlement. As to the remaining individual lawsuit, on May 8, 2003, a settlement agreement between the plaintiffs and defendants in that case became effective and resolved all disputes between the parties in return for a single payment by El Paso. Pursuant to the settlement, the plaintiffs action will be dismissed with prejudice.

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

     In January 2003, a lawsuit titled IMC Chemicals v. EPME, et al. was filed in California state court against us, El Paso and EPME. The suit arises out of a gas supply contract between IMC Chemicals (IMCC) and EPME and seeks to void the Gas Purchase Agreement between IMCC and EPME for gas purchases until December 2003. IMCC contends that EPME and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. In furtherance of its attempt to void the contract, IMCC repeats the allegations and claims of the California lawsuits described above. EPME intends to enforce the terms of the contract and counterclaim for contract damages. This case was removed to Federal Court. A hearing was held on April 21, 2003 on the respective motions of the El Paso defendants to dismiss, as well as IMCC's motions to remand. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

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

     On April 21, 2003, Sierra Pacific Resources and its, subsidiary, Nevada Power Company filed a lawsuit titled Sierra Pacific Resources et al. v. El Paso Corporation et al., in the U.S. District Court for the District of Nevada against El Paso Corporation, EPNG, El Paso Tennessee Pipeline, EPME and four other non-El Paso defendants. The lawsuit alleges that the defendants conspired to manipulate supplies and prices of natural gas in the California-Arizona border market from 1996 through 2001. The allegations are similar to those raised in the several cases that are the subject of the Western Energy Settlement described above. The plaintiffs allege that they entered into contracts at inappropriately high prices and hedging transactions because of the alleged manipulated prices. They allege that the defendants' activities constituted (1) a violation of the Nevada Unfair Trade Practices Act; (2) fraud;
(3) both a conspiracy to violate and a violation of Nevada's RICO act; and (4) a civil conspiracy. The complaint seeks $150 million in actual damages from all the defendants, plus an additional $450 million in trebled damages. The El Paso defendants were served with the complaint on May 5, 2003.

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

     On February 11, 2003, the National Transportation Safety Board (NTSB) conducted a public hearing on its investigation of the Carlsbad rupture at which the NTSB adopted Findings, Conclusions and Recommendation based upon its investigation. In April 2003, the NTSB published its final report. The NTSB stated that it had determined that the probable cause of the August 19, 2000 rupture was a significant reduction in pipe wall thickness due to severe internal corrosion, which occurred because our corrosion control program "failed to prevent, detect, or control internal corrosion" in the pipeline. The NTSB also determined that ineffective federal preaccident inspections contributed to the accident by not identifying deficiencies in our internal corrosion control program.

     On November 1, 2002, we received a federal grand jury subpoena for documents relating to the rupture and we are cooperating fully with the grand jury.

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. All but one of these suits have been settled, with settlement payments fully covered by insurance. The remaining case is Geneva Smith, et al. vs. EPEC and EPNG filed October 23, 2000 in Harris County, Texas. Trial is set to begin on August 11, 2003. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas on November 20, 2002 seeking an additional $85 million based upon their interpretation of earlier agreements. Parties to another of the settled lawsuits have filed a lawsuit titled In the Matter of Jennifer Smith, in Eddy County, New Mexico, on May 7, 2003, seeking an additional $86 million based upon their interpretation of earlier agreements. In addition, plaintiffs' counsel for the settled New Mexico state court cases have notified us that they intend to file suit on behalf of about twenty-three firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. We have not been served with such a lawsuit. Our costs and legal exposure related to these lawsuits and claims are currently not determinable. However, we believe these matters will be fully covered by insurance.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification was denied on April 10, 2003. Our costs and legal exposure related to these lawsuits and claims are currently not determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of March 31, 2003, we had accrued approximately $419 million for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2003, we had accrued approximately $28 million for expected remediation costs at current and former sites and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Our reserve estimates range from a low estimate of approximately $27 million to a high estimate of approximately $54 million. Our accrual at March 31, 2003 was based on the probability of the range of reasonably possible outcomes. Below is a reconciliation of our accrued liability as of March 31, 2003 (in millions).

Balance as of January 1.....................................  $29
Additions/adjustments for remediation activities............   (1)
                                                              ---
Balance as of March 31......................................  $28
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $3 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2003, we have estimated our share of the remediation costs at these sites to be between $14 million and $18 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in determining our estimated liabilities.

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

     On April 14, 2003, the FERC issued an order granting a motion by the FR shippers for deferral of the May 1 implementation date pending FERC review of the Western Energy Settlement. The order reset the implementation date to September 1, 2003. Beginning on that date and subject to the substantive requirements of the September 20, 2002 order, we will be required to pay reservation charge credits when we are unable to schedule confirmed volumes except in cases of force majeure. Until September 1, 2003, we are required to pay partial reservation charge credits to CD customers when we are unable to schedule 95 percent
of their monthly confirmed volumes except for reasons of force majeure and provided that there is no capacity available from other supply basins on our system.

     Several pleadings have been filed in response to the September 20 order, including rehearing requests and requests by several customers to modify the order based on the ALJ's decision in the CPUC Complaint Proceeding discussed above. All such pleadings remain pending before the FERC.

     On October 7, 2002, we filed tariff sheets in compliance with the September 20 order to implement a partial demand charge credit for the period November 1, 2002 to May 6, 2003, and to allow California delivery points to be used as secondary receipt points to the extent of our backhaul displacement capabilities. We proposed both a reservation and a usage charge for this service. On December 26, 2002, the FERC issued an order (i) denying our request to charge existing CD customers a reservation rate for California receipt service for the remaining term of the settlement, i.e., through December 31, 2005; (ii) allowing us to charge our maximum IT rate for the service; (iii) approving our proposed usage rate for the service until our next rate case; and
(iv) requiring us to make a showing that capacity is available for any new shippers utilizing this service. We made a revised tariff filing on January 10, 2003, in compliance with the December 26 order. On January 27, 2003, we filed a request for rehearing on certain aspects of the December 26 order. That request is pending.

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. Under the settlement, our base rates began escalating annually in 1998 for inflation. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions. Under these provisions, we will receive cash payments in total of $295 million for a portion of the risk we assumed from capacity relinquishments by our customers (primarily capacity turned back to us by Southern California Gas Company and Pacific Gas & Electric Company which represented approximately one-third of the capacity of our system) during 1996 and 1997. The cash we received was deferred, and we recognize this amount in revenues ratably over the risk sharing period. As of March 31, 2003, we had unearned risk sharing revenues of approximately $24 million and had $10 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity sold to customers, above certain dollar levels specified in our rate settlement, obligate us to refund a portion of the excess to customers. Under this provision, we refunded a total of $46 million of 2002 revenues to customers during 2002 and the first quarter of 2003. During 2003, we established an additional refund obligation of $10 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003.

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

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing, in emergency situations, to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

 Other Matters

     Enron Bankruptcy. In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Enron North America had transportation contracts on our system. The transportation contracts have now been rejected and we have filed a proof of claim in the amount of approximately $128 million, which included $18 million for amounts due for services provided through the date the contracts were rejected and $110 million for damage claims arising from the rejection of its transportation contracts. The September 20 order capacity allocation proceeding discussed in Rates and Regulatory Matters above currently prohibits us from remarketing Enron capacity that was not remarketed prior to May 31, 2002. We have sought rehearing of the September 20 order. We have fully reserved for all amounts due from Enron through the date the contracts were rejected, and we have not recognized any amounts under these contracts since the rejection date.

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

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and need requirements of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 4. As of March 31, 2003 and December 31, 2002, we had advanced to El Paso $1,033 million and $990 million. The market rate of interest at March 31, 2003 and December 31, 2002, was 1.3% and 1.5%. As of March 31, 2003 and
December 31, 2002, we have classified $608 million and $565 million of these advances as non-current notes receivable from affiliates. These receivables were due upon demand; however, we do not anticipate settlement within the next twelve months.

     At March 31, 2003 and December 31, 2002, we had other accounts receivable from related parties of $6 million and $7 million. Accounts payable to affiliates was $7 million at March 31, 2003, versus $33 million at December 31, 2002. These balances arose in the normal course of business.

     As of March 31, 2003, we had accrued $7 million in dividends associated with our preferred stock. On April 3, 2003, El Paso contributed its 500,000 shares of our 8% preferred stock to us, including the accrued dividends.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $ 4      $13
Operations and maintenance from affiliates..................    18       17
Reimbursement for operating expenses from affiliates........     4        1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. EBIT is operating income adjusted to include miscellaneous non-operating income. Items that are not included in this measure are financing costs, including interest and debt expense and income taxes. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. Presented below is a reconciliation of our operating income to EBIT and EBIT to net income, and a discussion of our results of operations were as follows for the quarters ended March 31:

                                                                2003         2002
                                                              --------     --------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  132       $  152
Operating expenses..........................................      (59)         (70)
                                                               ------       ------
  Operating income..........................................       73           82
Other income................................................        1           --
                                                               ------       ------
  EBIT......................................................       74           82
Interest and debt expense...................................      (20)         (16)
Affiliated interest income, net.............................        3            6
Income taxes................................................      (22)         (28)
                                                               ------       ------
  Net income................................................   $   35       $   44
                                                               ======       ======
Throughput volumes (BBtu/d)(1)..............................    4,069        4,203
                                                               ======       ======

---------------

(1) BBtu/d means billion British thermal units per day.

  First Quarter 2003 Compared to First Quarter 2002

     Operating revenues for the quarter ended March 31, 2003, were $20 million lower than the same period in 2002. A decrease of $15 million was due to capacity contracts that have expired which we are prohibited from remarketing due to our September 20, 2002 FERC order. For further discussion of this order, see Item 1, Note 4. Also contributing to the decrease was a $6 million fuel settlement related to our Mojave Pipeline rate case settled in the first quarter of 2002. These decreases were partially offset by $2 million of higher throughput-based revenues from transportation to interconnecting pipelines serving markets in the midwest and east due to colder weather in 2003.

     Operating expenses for the quarter ended March 31, 2003, were $11 million lower than the same period in 2002. A decrease of $9 million was due to bad debt expense recorded in 2002 related to the bankruptcy of Enron Corp. Also contributing to the decrease was a $4 million decrease in our estimated purchase power costs in 2003, $2 million due to the periodic revaluation of natural gas imbalances due to higher natural gas prices in 2003 and $1 million related to an insurance settlement for environmental claims received in 2003. These decreases were partially offset by a $4 million expense related to the amortization of the discount associated with the Western Energy Settlement obligation and a $2 million unfavorable fuel variance due to lower pipeline fuel recoveries.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarter ended March 31 (in millions):

                                                              2003     2002
                                                              ----     ----
Long term debt, including current maturities................  $20      $14
Commercial paper............................................   --        4
Other interest..............................................    1       --
Less: capitalized interest..................................   (1)      (2)
                                                              ---      ---
     Total interest expense.................................  $20      $16
                                                              ===      ===

     Interest and debt expense for the quarter ended March 31, 2003, was $4 million higher than the same period in 2002. The increase was primarily due to a $6 million increase in interest related to the issuance of $300 million of long-term debt in June 2002, which was partially offset by lower interest expense of $4 million due to the discontinuation of commercial paper activities in the fourth quarter of 2002.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the quarter ended March 31, 2003, was $3 million lower than the same period in 2002 due to lower short-term interest rates in 2003 and lower average balances advanced to El Paso under our cash management program. The average short-term interest rates for the first quarter decreased from 1.9% in 2002 to 1.4% in 2003. The average advance balance decreased in the first quarter from $1.3 billion in 2002 to $1.0 billion in 2003.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2003 and 2002, was $22 million and $28 million, resulting in effective tax rates of 39 percent for both periods. Our effective tax rates were different from the statutory rate of 35 percent primarily due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officers and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in El Paso Natural Gas Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in El Paso Natural Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information related to El Paso Natural Gas Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.A           $3,000,000,000 Revolving Credit Agreement dated as of April
                16, 2003 among El Paso Corporation, El Paso Natural Gas
                Company, Tennessee Gas Pipeline Company and ANR Pipeline
                Company, as Borrowers, the Lenders Party thereto, and
                JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents, J.P. Morgan Securities
                Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                Corporation's Form 8-K filed April 18, 2003, Commission File
                No. 1-2700).
 10.B           $1,000,000,000 Amended and Restated 3-Year Revolving Credit
                Agreement dated as of April 16, 2003 among El Paso
                Corporation, El Paso Natural Gas Company and Tennessee Gas
                Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
                Bank N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A., as Syndication Agent, J.P.
                Morgan Securities Inc. and Citigroup Global Markets Inc., as
                Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
                Paso Corporation's Form 8-K filed April 18, 2003, Commission
                File No. 1-2700).
 10.C           Security and Intercreditor Agreement dated as of April 16,
                2003 among El Paso Corporation, the persons referred to
                therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                JPMorgan Chase Bank, as Credit Agreement Administrative
                Agent and JPMorgan Chase Bank, as Collateral Agent,
                Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                El Paso Corporation's Form 8-K filed April 18, 2003,
                Commission File No. 1-2700).
*99.A           Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
*99.B           Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

b. Reports on Form 8-K

     We filed a Current Report on Form 8-K dated March 21, 2003 announcing information regarding the Western Energy Settlement.

     We filed a Current Report on Form 8-K dated April 18, 2003 announcing amendments to our financing facilities.

     We filed a Current Report on Form 8-K dated April 24, 2003 of our Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: May 14, 2003                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: May 14, 2003                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

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

Date: May 14, 2003                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)
                                                El Paso Natural Gas Company

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

Date: May 14, 2003

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.A           $3,000,000,000 Revolving Credit Agreement dated as of April
                16, 2003 among El Paso Corporation, El Paso Natural Gas
                Company, Tennessee Gas Pipeline Company and ANR Pipeline
                Company, as Borrowers, the Lenders Party thereto, and
                JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents, J.P. Morgan Securities
                Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                Corporation's Form 8-K filed April 18, 2003, Commission File
                No. 1-2700).
 10.B           $1,000,000,000 Amended and Restated 3-Year Revolving Credit
                Agreement dated as of April 16, 2003 among El Paso
                Corporation, El Paso Natural Gas Company and Tennessee Gas
                Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
                Bank N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A., as Syndication Agent, J.P.
                Morgan Securities Inc. and Citigroup Global Markets Inc., as
                Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
                Paso Corporation's Form 8-K filed April 18, 2003, Commission
                File No. 1-2700).
 10.C           Security and Intercreditor Agreement dated as of April 16,
                2003 among El Paso Corporation, the persons referred to
                therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                JPMorgan Chase Bank, as Credit Agreement Administrative
                Agent and JPMorgan Chase Bank, as Collateral Agent,
                Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                El Paso Corporation's Form 8-K filed April 18, 2003,
                Commission File No. 1-2700).
*99.A           Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
*99.B           Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.