Form 10-Q
period 2003-06-30
EL PASO NATURAL GAS CO
filed 2003-08-13
CIK 31986

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Common Stock, par value $1 per share. Shares outstanding on August 13, 2003: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
          Cautionary Statement Regarding Forward-Looking Statements...   20
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   20
Item 4.   Controls and Procedures.....................................   20

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   22
Item 2.   Changes in Securities and Use of Proceeds...................   22
Item 3.   Defaults Upon Senior Securities.............................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   23
          Signatures..................................................   25

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet
MMDth    = million dekatherm

    When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER ENDED    SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                            ---------------   ----------------
                                                            2003       2002   2003       2002
                                                            -----      ----   -----      -----
Operating revenues........................................  $ 134      $144   $266       $296
                                                            -----      ----   ----       ----
Operating expenses
  Operation and maintenance...............................     52        43     86         93
  Depreciation, depletion and amortization................     16        17     33         30
  Western Energy Settlement...............................    146        --    146         --
  Gain on long-lived assets...............................     --        (3)    --         (4)
  Taxes, other than income taxes..........................      7         5     15         13
                                                            -----      ----   ----       ----
                                                              221        62    280        132
                                                            -----      ----   ----       ----
Operating income (loss)...................................    (87)       82    (14)       164
Other income..............................................      1        --      2         --
Interest and debt expense.................................    (20)      (18)   (40)       (34)
Affiliated interest income, net...........................      4         6      7         12
                                                            -----      ----   ----       ----
Income (loss) before income taxes.........................   (102)       70    (45)       142
Income taxes..............................................    (39)       26    (17)        54
                                                            -----      ----   ----       ----
Net income (loss).........................................  $ (63)     $ 44   $(28)      $ 88
                                                            =====      ====   ====       ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $   --       $    3
  Accounts and notes receivable
     Customer, net of allowance of $18 in 2003 and 2002.....       75           79
     Affiliates.............................................      204          432
     Other..................................................       16           13
  Materials and supplies....................................       43           43
  Deferred income taxes.....................................      145           36
  Other.....................................................       22           27
                                                               ------       ------
          Total current assets..............................      505          633
                                                               ------       ------
Property, plant and equipment, at cost......................    3,087        3,060
  Less accumulated depreciation, depletion and
     amortization...........................................    1,163        1,152
                                                               ------       ------
          Total property, plant and equipment, net..........    1,924        1,908
                                                               ------       ------
Notes receivable from affiliate.............................      845          565
Other.......................................................       81           83
                                                               ------       ------
          Total assets......................................   $3,355       $3,189
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   36       $   43
     Affiliates.............................................       20           33
     Other..................................................        3           11
  Current maturities of long-term debt......................      200          200
  Accrued interest..........................................       15           15
  Taxes payable.............................................       78          133
  Contractual deposits......................................       30           35
  Western Energy Settlement.................................      556          100
  Other.....................................................       44           53
                                                               ------       ------
          Total current liabilities.........................      982          623
                                                               ------       ------
Long-term debt, less current maturities.....................      758          758
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      368          221
  Western Energy Settlement.................................       --          312
  Other.....................................................      119          122
                                                               ------       ------
                                                                  487          655
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued and outstanding 500,000
     shares; stated at liquidation value....................       --          350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................       --           --
  Additional paid-in capital................................    1,074          715
  Retained earnings.........................................       54           88
                                                               ------       ------
          Total stockholder's equity........................    1,128        1,153
                                                               ------       ------
          Total liabilities and stockholder's equity........   $3,355       $3,189
                                                               ======       ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2003       2002
                                                              -----      -----
Cash flows from operating activities
  Net income (loss).........................................  $ (28)     $  88
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............     33         30
     Deferred income tax expense............................     36         17
     Net gain on long-lived assets..........................     --         (4)
     Risk-sharing revenue...................................    (16)       (16)
     Bad debt expense.......................................     --         12
     Western Energy Settlement..............................    136         --
     Other non-cash income items............................      9         --
  Working capital changes...................................    (96)        21
  Non-working capital changes...............................     39          1
                                                              -----      -----
          Net cash provided by operating activities.........    113        149
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (98)       (94)
  Net proceeds from the sale of assets......................     38          2
  Net change in affiliate advances receivable...............    (56)      (118)
                                                              -----      -----
          Net cash used in investing activities.............   (116)      (210)
                                                              -----      -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --       (215)
  Net repayments under commercial paper and short-term
     credit facilities......................................     --        (21)
  Net proceeds from the issuance of long-term debt..........     --        297
                                                              -----      -----
          Net cash provided by financing activities.........     --         61
                                                              -----      -----
Net change in cash and cash equivalents.....................     (3)        --
Cash and cash equivalents
  Beginning of period.......................................      3         --
                                                              -----      -----
  End of period.............................................  $  --      $  --
                                                              =====      =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2003, and for the quarters and six months ended June 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2002 Form 10-K, except as discussed below:

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

     Accounting for Regulated Operations. Our natural gas system is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. We continue to evaluate the application of SFAS No. 71 for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 2002 Form 10-K.

2. WESTERN ENERGY SETTLEMENT

     In June, 2003, El Paso and its affiliated companies, entered into two definitive agreements (referred to as the Western Energy Settlement) with a number of public and private claimants, including the states of California, Washington, Oregon and Nevada to resolve the principal litigation and claims against us and our affiliates relating to the sale or delivery of natural gas and/or electricity to or in the Western United States from September 1996 to the date of the settlement. For a further discussion of these settlements, including our guarantee of El Paso and El Paso Merchant Energy L.P.'s (EPME), an affiliate of El Paso, obligations, see Note 5. In connection with our obligations related to the Western Energy Settlement, we agreed to pay (i) cash totaling approximately $350 million and (ii) an amount equal to the proceeds from the issuance, by El Paso, of El Paso common stock, to be issued on behalf of the settling parties.

     The definitive settlement agreements modified the agreement in principle reached on March 20, 2003 discussed in our 2002 Form 10-K, and resulted in an additional obligation and a pre-tax charge of $146 million during the second quarter of 2003. The charge was a result of changes in the timing of settlement payments and changes in the value of common stock to be issued in connection with the definitive settlement agreements. This charge was also in addition to accretion expense on the originally recorded discounted Western Energy Settlement obligation and other charges included as part of operation and maintenance expense of $8 million during the second quarter of 2003. For the six months ended June 30, 2003 these accretion and other charges were approximately $12 million. As of June 30, 2003, our total Western Energy Settlement obligation was $556 million, all of which is reflected as a current liability since we estimate the finalization on the settlement to occur in the next twelve months. The obligation related to the stock was approximately $213 million which is also classified as current. This stock-related obligation will continue to impact our income statement positively or negatively based upon changes in El Paso's stock price until the settling parties elect to have the shares issued on their behalf. As of June 30, 2003, $10 million had been paid related to these settlement obligations.

3. DIVESTITURES

     During the first six months of 2003, we sold a non-pipeline asset with a net book value of approximately $38 million. Net proceeds from the sale were approximately $38 million, including approximately $8 million from our parent, and no gain or loss was recognized on the sale of this asset.

4. DEBT AND OTHER CREDIT FACILITIES

     In July 2003, we issued $355 million of senior unsecured notes with an annual interest rate of 7.625% due 2010. Net proceeds of $347 million will be deposited into an escrow account benefiting the settling parties of the Western Energy Settlement.

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points and letter of credit fees of 350 basis points. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with El Paso and our affiliates, ANR Pipeline Company and Tennessee Gas Pipeline Company
(TGP), are borrowers under El Paso's $3 billion revolving credit facility, and El Paso's equity in several of its subsidiaries, including us and our equity in Mojave Pipeline Company, collateralize the revolving credit facility and the other financing arrangements. We remain jointly and severally liable under the $3 billion revolving credit facility through August 19, 2003. Except for the following conditions, after that date we will only be liable for the amounts we borrow under the $3 billion revolving credit facility. If, on August 19, 2003,
(1) an event of default is continuing with respect to the $3 billion revolving credit facility or (2) El Paso or any of the subsidiary guarantors under the $3 billion revolving credit facility or any of El Paso's restricted subsidiaries (each as defined in the $3 billion revolving credit facility) is subject to a bankruptcy or similar proceeding, then we will continue to be jointly and severally liable for any amounts outstanding under $3 billion the revolving credit facility until none of the events described in (1) or (2) above exists. As of August 11, 2003, none of these conditions existed. Once our joint and several liability expires on August 19, 2003, there are no circumstances in which we could again become liable under El Paso's $3 billion facility except for amounts borrowed by us under the $3 billion revolving credit facility. As of June 30, 2003, $1.5 billion was outstanding and $1.1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which were borrowed by or issued on behalf of us.

     We, TGP and El Paso were borrowers under El Paso's $1 billion revolving credit facility, which expired on August 4, 2003. As of June 30, 2003, $132 million in letters of credit were issued under the $1 billion revolving credit facility, none of which were issued on our behalf. The letters of credit either expired or were reissued under the $3 billion revolving credit facility prior to August 4, 2003.

     Under our revolving credit facilities and other credit indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens;
(v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 6. For the six months ended June 30, 2003, we were in compliance with these covenants.

     In March 2003, El Paso retired the outstanding balance under its Trinity River financing arrangement. Our ownership in Mojave, along with various assets of El Paso, collateralized that arrangement.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Western Energy Settlement. On June 26, 2003, El Paso announced that it had executed definitive settlement agreements to resolve the principal litigation and claims against it relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. Parties to the settlement agreements include private class action litigants in California; the governor and lieutenant governor of California; the attorneys general of California, Washington, Oregon and Nevada; the California Public Utilities Commission; the California Electricity Oversight Board; the California Department of Water Resources; Pacific Gas and Electric Company, Southern California Edison Company, five California municipalities and six non-class private plaintiffs. We are a party to these definitive settlement agreements, and as such, will bear a portion of the costs and obligations of the settlements, as discussed more fully below. For a discussion of the charges taken in connection with the Western Energy Settlement, see Note 2.

     These definitive settlements were in addition to a structural settlement announced on June 4, 2003 where we agreed to provide structural relief to the settling parties. In the structural settlement, we agreed to do the following:

     - Subject to the conditions in the settlement, provide 3.29 Bcf/d of primary firm pipeline capacity on our system to California delivery points during a five year period from the date of settlement, and not add any firm incremental load to our system that would prevent us from satisfying our obligation to provide this capacity;

     - Construct a new $173 million, 320 MMcf/d, Line 2000 Power-up expansion project, and forgo recovery of the cost of service of this expansion until our next rate case before the FERC;

     - Clarify the rights of Northern California shippers to recall some of our system capacity (Block II capacity) to serve markets in PG&E Company's service area; and

     - With limited exceptions, bar any of our affiliated companies from obtaining additional firm capacity on our pipeline system during a five year period from the effective date of the settlement.

     In connection with this structural settlement, a Stipulated Judgment was filed with the United States District Court for the Central District of California. This Stipulated Judgment provides for the enforcement of some of the obligations contained in the structural settlement.

     In the definitive settlement agreements announced on June 26, 2003, we agreed to the following terms:

     - We admitted to no wrongdoing;

     - We will make cash payments totaling $93.5 million for the benefit of the parties to the definitive settlement agreements subsequent to the signing of these agreements. This amount represents the originally announced $100 million cash payment less credits for amounts that have been paid to other settling parties;

     - We agreed to pay amounts equal to the proceeds from the issuance of approximately 26.4 million shares by El Paso of El Paso common stock on behalf of the settling parties. In this transaction, El Paso will sell its common stock and provide the proceeds from the issuance to us (through an equity contribution, an inter-company loan repayment or a combination of both) to satisfy this obligation. If this issuance is completed prior to final approval of the settlement agreements, the proceeds from any sale will be deposited into an escrow account for the benefit of the settling parties until final approval is received;

     - We will eliminate the originally announced 20-year obligation to pay $22 million per year in cash by depositing $250 million for the benefit of the settling parties within 180 days of the signing of the definitive settlement agreements. This prepayment eliminates any collateral that might have been required on the $22 million per year payment over the next 20 years.

     EPME was also a party to the settlement agreements and, along with El Paso, is obligated to provide a total of $1,027 million (on an undiscounted basis) under these agreements. Of this amount, $2 million will be paid by El Paso upon final approval of the definitive settlement agreements, $125 million represents a contractual price discount that will be realized over the remaining 30-month life of an existing power contract between EPME and one of the settling parties, and $900 million will be paid by EPME in installments over the next 20 years. The long-term payment obligation is a direct obligation of El Paso and EPME and will be supported by collateral posted by El Paso's affiliates in amounts specified by the settlement agreements. We have guaranteed the payment of these obligations in the event El Paso and EPME fail to pay these amounts.

     The definitive settlement agreements are subject to approval by the California Superior Court for San Diego County, and the structural settlement is subject to the approval by the FERC. In June 2003, in anticipation of the execution of the definitive settlement agreements, El Paso, the Public Utilities Commission of the State of California, Pacific Gas & Electric Company, Southern California Edison Company, and the City of Los Angeles filed the structural settlement described above with the FERC in resolution of certain specific proceedings before that agency. The structural settlement was protested by our East of California shippers and certain other shippers requested clarification and/or modification of the settlement. We and the other settling parties have responded to these protests and requests for clarification and/or modification and have urged the FERC to approve the structural settlement as filed. We currently expect final approval of these settlement agreements in late 2003 or early 2004.

     California Lawsuits. We have been named as a defendant in fifteen purported class action, municipal or individual lawsuits, filed in California state courts. These suits contend that we acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. Specifically, the plaintiffs argue that our conduct violates California's antitrust statute (Cartwright Act), constitutes unfair and unlawful business practices prohibited by California statutes, and amounts to a violation of California's common law restrictions against monopolization. In general, the plaintiffs are seeking (i) declaratory and injunctive relief regarding allegedly anticompetitive actions,
(ii) restitution, including treble damages, (iii) disgorgement of profits, (iv) prejudgment and postjudgment interest, (v) costs of prosecuting the actions and
(vi) attorney's fees. All fifteen cases have been consolidated before a single judge, under two omnibus complaints, one of which has been set for trial in September 2003. All of the class action lawsuits and all but one of the individual lawsuits will be resolved upon finalization and approval of the Western Energy Settlement. As to the remaining individual lawsuit, on May 8, 2003, a settlement agreement between the plaintiffs and defendants in that case became effective and resolved all disputes between the parties in return for a single payment by El Paso. Pursuant to the settlement, the plaintiffs' action was dismissed with prejudice.

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

     In January 2003, a lawsuit titled IMC Chemicals v. EPME, et al. was filed in California state court against us, El Paso and EPME. The suit arises out of a gas supply contract between IMC Chemicals (IMCC) and EPME and seeks to void the Gas Purchase Agreement between IMCC and EPME for gas purchases until December 2003. IMCC contends that EPME and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. In furtherance of its attempt to void the contract, IMCC repeats the allegations and claims of the California lawsuits described above. EPME intends to enforce the terms of the contract and counterclaim for contract damages. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

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

     On April 21, 2003, Sierra Pacific Resources and its subsidiary, Nevada Power Company, filed a lawsuit titled Sierra Pacific Resources et al. v. El Paso Corporation et al. in the U.S. District Court for the District of Nevada against us, El Paso, El Paso Tennessee Pipeline, EPME and several other non-El Paso defendants. In the now-amended complaint, the lawsuit alleges that the defendants conspired to manipulate supplies and prices of natural gas in the California-Arizona border market from 1996 through 2001. The allegations are similar to those raised in the several cases that are the subject of the Western Energy Settlement described above. The plaintiffs allege that they entered into contracts at inappropriately high prices and hedging transactions because of the alleged manipulated prices. They allege that the defendants' activities constituted (1) violations of the Sherman Act, California Anti-Trust Statutes and the Nevada Unfair Trade Practices Act; (2) fraud; (3) both a conspiracy to violate and a violation of Nevada's RICO act; (4) a violation of the federal civil RICO Statute; and (5) a civil conspiracy. The amended complaint seeks unspecified actual damages from all the defendants and requests that such damages be trebled. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. All of these suits have been settled, with settlement payments fully covered by insurance. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas on November 20, 2002 seeking an additional $85 million based upon their interpretation of earlier agreements. Parties to another of the settled lawsuits have filed a lawsuit titled In the Matter of Jennifer Smith, in Eddy County, New Mexico, on May 7, 2003, seeking an additional $86 million based upon their interpretation of earlier agreements. The Jennifer Smith case was settled with the settlement payment fully covered by insurance. In addition, a lawsuit entitled Baldonado et al vs. EPNG was filed on June 30, 2003 in state court in Eddy County, New Mexico on behalf of firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. Our costs and legal exposure related to the Heady and Baldonado lawsuits are currently not determinable. However, we believe these matters will be fully covered by insurance.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiffs in this case seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiffs contend these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2003, we had accrued approximately $559 million for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2003, we had accrued approximately $30 million for expected remediation costs at current and former sites and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. The high end of our reserve estimates was approximately $54 million and the low end was approximately $28 million, and our accrual at June 30, 2003 was based on the probability of the range of reasonably possible outcomes. Below is a reconciliation of our accrued liability as of June 30, 2003 (in millions).

Balance as of January 1, 2003...............................       $29
Additions/adjustments for remediation activities............         1
                                                                   ---
Balance as of June 30, 2003.................................       $30
                                                                   ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $3 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $2 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2003, we have estimated our share of the remediation costs at these sites to be between $13 million and $18 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the $30 million reserve discussed above.

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

  Rates and Regulatory Matters

     CPUC Complaint Proceeding.  In April 2000, the CPUC filed a complaint under
Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPME, raised issues of market power and violation of FERC's marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an ALJ to address the market power issue and the affiliate issue. In October 2001, the ALJ issued an initial decision on the two issues, finding that the record did not support a finding that either we or EPME had exercised market power but finding that we had violated FERC's marketing affiliate rule.

     Also, in October 2001, the FERC's Office of Market Oversight and Enforcement filed comments stating that the record at the hearings was inadequate to conclude that we had complied with FERC regulations in the transportation of gas to California. In December 2001, the FERC remanded the proceeding to the ALJ for a supplemental hearing on the availability of capacity at our California delivery points. On September 23, 2002, the ALJ issued his initial decision, again finding that there was no evidence that EPME had exercised market power during the period at issue to drive up California gas prices and therefore recommending that the complaint against EPME be dismissed. However, the ALJ found that we had withheld at least 345 MMcf/d of capacity (and perhaps as much as 696 MMcf/d) from the California market during the period from November 1, 2000 through March 31, 2001. The ALJ found that this alleged withholding violated our certificate obligations and was an exercise of market power that increased the gas price to California markets. He therefore recommended that the FERC initiate penalty procedures against us. The FERC has taken no actions in this proceeding on the ALJ's finding. This proceeding will be resolved upon finalization and approval of the Western Energy Settlement.

     Systemwide Capacity Allocation Proceeding. In July 2001, several of our contract demand (CD) customers filed a complaint against us at the FERC claiming, among other things, that our full requirements (FR) contracts (contracts with no volumetric limitations) should be converted to CD contracts, and that we should be required to expand our system and give demand charge credits to CD customers when we are unable to meet their full contract demands. Also in July 2001, several of our FR customers filed a complaint alleging that we had violated the Natural Gas Act and our contractual obligations to them by not expanding our system, at our cost, to meet their increased requirements.

     On May 31, 2002, the FERC issued an order on the complaints in which it required that (i) FR service, for all FR customers except small volume customers, be converted to CD service; (ii) firm customers be assigned specific receipt point rights in lieu of their existing systemwide receipt point rights;
(iii) reservation charge credits be given to all firm customers for failure to schedule confirmed volumes except in cases of force majeure; (iv) no new firm contracts be executed until we have demonstrated there is adequate capacity on the system; and (v) a process be implemented to allow existing CD customers to turn back capacity for acquisition by FR customers in which process we would remain revenue neutral. These changes were to be made effective November 1, 2002. The order also stated that the FERC expected us to file for certificate authority to add compression to Line 2000 to increase our system capacity by 320 MMcf/d without cost coverage until our next rate case (i.e. January 1, 2006) as we had previously informed the FERC we were willing to do. In July 2002, we and other parties filed for clarification and/or rehearing of the May 31 order.

     On September 20, 2002, the FERC issued an order postponing the effective date of the FR conversions until May 1, 2003 and requiring us to allocate among our FR customers (i) the 320 MMcf/d of capacity that will be available from the addition of compression to Line 2000, and (ii) any firm capacity under existing contracts that expired between May 31, 2002 and May 1, 2003. In total, our FR customers will pay only their current aggregate reservation charges for existing unsubscribed capacity, for the 230 MMcf/d of capacity made available in November 2002 by our Line 2000 project, for the 320 MMcf/d of capacity from the addition of compression to Line 2000, and for all capacity subject to contracts expiring before May 1, 2003. On April 14, 2003, the FERC issued an order resetting the implementation date to September 1, 2003.

     In October 2002, we filed tariff sheets in compliance with the September 20 order to implement a partial demand charge credit for the period November 1, 2002 to May 6, 2003, and to allow California delivery points to be used as secondary receipt points to the extent of our backhaul displacement capabilities. We proposed both a reservation and a usage charge for this service. On December 26, 2002, the FERC issued an order (i) denying our request to charge existing CD customers a reservation rate for California receipt service for the remaining term of the settlement, i.e., through December 31, 2005; (ii) allowing us to charge our maximum IT rate for the service; (iii) approving our proposed usage rate for the service until our next rate case; and
(iv) requiring us to make a showing that capacity is available for any new shippers utilizing this service.

     On July 9, 2003, the FERC issued a rehearing order in the proceeding. The order denied rehearing of FERC's previous determination that FR contracts must be converted to CD contracts. The order also declined to postpone the September 1, 2003 implementation date for the conversion of the FR contracts and for the replacement of systemwide firm receipt rights with firm rights at specific receipt locations. In ruling on these issues, the FERC found that we have not violated our certificates, our contractual obligations, including our obligations under the 1996 Settlement, or our tariff provisions as a result of the capacity allocations that have occurred on the system since the 1996 Settlement. In addition, the FERC found that we have correctly stated the capacity that is available on a firm basis for allocation among our shippers and that we have allocated that capacity consistent with the requirements of the previous orders in the proceeding. On a prospective basis, the FERC ordered us to remove the pro rata allocation provisions from our tariff, to set aside a pool of 110 MMcf/d of capacity for use by the converting FR shippers until the first phase of the Line 2000

Power-Up (discussed below) goes into service (estimated to be February 2004, after which the pool of capacity will be reduced to 50 MMcf/d until the second phase of the Power-Up is in service in mid-2004), and to pay full reservation charge credits when we are unable to schedule gas that has been nominated and confirmed by our firm shippers. In cases of force majeure events and maintenance, we will limit the amount of our reservation charge credits to the return and associated tax portion of our rates. The rehearing order also lifted the ban on the resale of firm capacity that comes back to us, subject only to the 110/50 MMcf/d of capacity that must be maintained in a pool for the converting FR shippers until the first two phases of the Line 2000 Power-Up are in service.

     On July 18, 2003, the FR shippers filed two appeals of the July 9 order with the United States Court of Appeals for the D.C. Circuit (Arizona Corp. Comm'n, et al. v. FERC, Nos. 03-1206, et al.) and subsequently moved the Court for a stay of the September 1, 2003 conversion date. We have intervened in the proceedings and will oppose the petitions. We opposed the stay motion. The Court denied the stay motion on August 6, 2003. The final outcome of those appeals cannot be predicted with certainty.

     On August 8, 2003 a number of parties sought further clarification and/or rehearing of the FERC's July 2003 rehearing order. We sought clarification of a companion order that addressed tariff sheets implementing the conversions. We cannot predict the final outcome of FERC's actions on those filings.

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. Under the settlement, our base rates began escalating annually in 1998 for inflation. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions. Under these provisions, we will receive cash payments in total of $295 million for a portion of the risk we assumed from capacity relinquishments by our customers (primarily capacity turned back to us by Southern California Gas Company and Pacific Gas & Electric Company which represented approximately one-third of the capacity of our system) during 1996 and 1997. The cash we received was deferred, and we recognize this amount in revenues ratably over the risk sharing period. As of June 30, 2003, we had unearned risk sharing revenues of approximately $16 million and had $6 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity sold to customers, above certain dollar levels specified in our rate settlement, obligate us to refund a portion of the excess to customers. Under this provision, we refunded a total of $46 million of 2002 revenues to customers during 2002 and the first quarter of 2003. During 2003, we established an additional refund obligation of $19 million. Both the risk and revenue sharing provisions of the rate settlement extend through 2003.

     Line 2000 Project. In July 2000, we applied with the FERC for a certificate of public convenience and necessity for our Line 2000 project, which was designed to replace old compression on the system with a converted oil pipeline, resulting in no increase in system capacity. In response to demand conditions on our system, however, we filed in March 2001 to amend our application to convert the project to an expansion project of 230 MMcf/d. In May 2001, the FERC authorized the amended Line 2000 project. We placed the line in service in November 2002 at a capital cost of $189 million. The cost of the Line 2000 conversion will not be included in our rates until our next rate case, which will be effective on January 1, 2006.

     On October 3, 2002, pursuant to the FERC's May 31 and September 20 orders in the systemwide capacity allocation proceeding, we filed with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d at an estimated capital cost of approximately $173 million for all phases. In our request for clarification of the September 20 order, we have asked for assurances from the FERC that we will be able to begin cost recovery for this project at the time our next rate case becomes effective. On June 4, 2003, the FERC approved our application to construct the Line 2000 Power-Up expansion. The FERC did not address the rate cap issue raised in the application, although it did find that rolled-in rate treatment for the costs of the Power-Up would be appropriate in our next rate case.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the

FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate Policy.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that sought comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into those transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. El Paso's pipelines and others filed comments on the NOI.

     In July 2003, the FERC issued modifications to its negotiated rate policy applicable to interstate natural gas pipelines. The new policy has two primary changes. First, the FERC will no longer permit the pricing of negotiated rates based on natural gas commodity price indices, although it will permit current contracts negotiated on that basis to continue until the end of the applicable contract period. Second, the FERC is imposing new filing requirements on pipelines to ensure the transparency of negotiated rate transactions.

     Interim Rule on Cash Management. In August 2002, the FERC issued a NOPR proposing, inter alia, that all cash management or money pool arrangements between a FERC-regulated subsidiary and its non-FERC regulated parent be in writing and that, as a condition of participating in such an arrangement, the FERC-regulated entity maintain a minimum proprietary capital balance of 30 percent and both it and its parent maintain investment grade credit ratings. After receiving written comments and hearing industry participants' concerns at a public conference in September 2002, the FERC issued an Interim Rule on Cash Management on June 26, 2003, which did not adopt the proposed limitations on entry into or participation in cash management programs. Instead, the Interim Rule requires natural gas companies to maintain up-to-date documentation authorizing the establishment of the cash management programs in which they participate and supporting all deposits into, borrowings and interest from, and interest expense paid to such programs.

     The Interim Rule also seeks comments on a proposed reporting requirement that a FERC-regulated entity file cash management agreements and any changes thereto within ten days and that it notify the FERC within five days when its proprietary capital ratio falls below 30 percent (i.e., its long-term debt-to-equity ratio rises above 70 percent) and when it subsequently returns to or exceeds 30 percent. We filed comments on the Interim Rule on August 7, 2003.

     Emergency Reconstruction of Interstate Natural Gas Facilities Final
Rule. On May 19, 2003, the FERC issued a Final Rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations, resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service, for the protection of life or health or for the maintenance of physical property. Specifically, the Final Rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. Lastly, the Final Rule requires that landowners be notified of potential construction but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

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

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its Interim Rule on Cash Management as discussed in Note 5. As of June 30, 2003 and December 31, 2002, we had advanced to El Paso $1,046 million and $990 million. The market rate of interest at June 30, 2003 and December 31, 2002, was 1.3% and 1.5%. As of June 30, 2003 and December 31, 2002, we have classified $845 million and $565 million of these advances as non-current notes receivable from affiliates. These receivables were due upon demand; however, we do not anticipate settlement within the next twelve months.

     At June 30, 2003 and December 31, 2002, we had other accounts receivable from related parties of $3 million and $7 million. Accounts payable to affiliates was $20 million and $33 million at June 30, 2003 and December 31, 2002. These balances arose in the normal course of business.

     On April 3, 2003, El Paso contributed its 500,000 shares of our 8% preferred stock to us, including the accrued dividends. The total contribution was approximately $359 million and is reflected as additional paid in capital in our total stockholders equity.

     The following table shows revenues and charges from our affiliates for the quarters and six months ended June 30, 2003 and 2002:

                                                                              SIX MONTHS
                                                            QUARTER ENDED       ENDED
                                                               JUNE 30,        JUNE 30,
                                                            --------------   ------------
                                                            2003     2002    2003    2002
                                                            -----    -----   ----    ----
                                                                    (IN MILLIONS)
Revenues from affiliates..................................   $ 5      $13    $ 9     $26
Operations and maintenance from affiliates................    16       13     34      30
Reimbursement for operating expenses from affiliates......     3        3      6       4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K in addition to the financial statements and notes presented in Item 1 of this Form 10-Q.

REVENUE OUTLOOK

     Our total revenues were $134 million during the second quarter of 2003 and $266 million for the six month period ended June 30, 2003. This compares to revenues of $144 million and $296 million for the same periods of 2002, a decrease of 7 percent for the second quarter and 10 percent year to date. As discussed in Item 1, Note 5, on September 20, 2002, the FERC issued an order related to the allocation of capacity on our EPNG system. This order impacted our 2003 revenues and will continue to impact our future results.

     Based on the order, we are unable to remarket approximately 471 MMDth/d of capacity, of which approximately 200 MMDth/d was rejected by Enron Corp. in May 2002 in its bankruptcy proceeding with the remaining 271 MMDth/d related to contracts that expired within the time frame specified under the order. Prior to the rejection and expiration of the 471 MMDth/d contracts, we were earning approximately $3.5 million per month, net of revenue credits, related to this capacity.

     In July 2003, the FERC issued a rehearing order related to our capacity allocation proceedings discussed more fully in Note 5. In this ruling, the FERC reaffirmed its decision that our full requirements contracts must be converted to contract demand contracts effective September 1, 2003, supported our position relative to the maximum amount of capacity we can make available to our shippers and confirmed that we have honored our obligations under our existing rate settlement, our contracts, the FERC's regulations and our certificates. Pursuant to the July rehearing order, we are required to establish a pool of 110 MMcf/d for use by our full requirement shippers until Line 2000 power up capacity is phased into service, which is expected in 2004. See Item 1, Note 5 for a discussion of this rehearing order. The full 110 MMcf/d will be turned back to us on a permanent basis effective September 1, 2003, and we will be at risk for remarketing this capacity.

     In addition, we have risk sharing mechanisms under our most recent rate case settlement. Under these risk sharing mechanisms, we collect cash from our customers, refund a portion of the cash received as required by the mechanism and then recognize the difference as revenues over the risk sharing period. This risk sharing period will expire on December 31, 2003. The expiration of the risk sharing mechanism will decrease our annual revenues by approximately $23 million. See Item 1, Note 5, for a further discussion of our risk sharing mechanism.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods. As a result, we believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business. In addition, this is the measure used by El Paso to evaluate the operating performance of its business segments. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                       QUARTER ENDED      SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                     -----------------   -------------------
                                                      2003      2002       2003       2002
                                                     -------   -------   --------   --------
                                                      (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.................................  $  134    $  144     $  266     $  296
Operating expenses.................................    (221)      (62)      (280)      (132)
                                                     ------    ------     ------     ------
  Operating income (loss)..........................     (87)       82        (14)       164
Other income.......................................       1        --          2         --
                                                     ------    ------     ------     ------
  EBIT.............................................     (86)       82        (12)       164
Interest and debt expense..........................     (20)      (18)       (40)       (34)
Affiliated interest income, net....................       4         6          7         12
Income taxes.......................................      39       (26)        17        (54)
                                                     ------    ------     ------     ------
  Net income (loss)................................  $  (63)   $   44     $  (28)    $   88
                                                     ======    ======     ======     ======
Throughput volumes (BBtu/d)(1).....................   3,925     4,046      3,997      4,124
                                                     ======    ======     ======     ======

---------------

(1) Excludes Mojave throughput on behalf of EPNG.

  Second Quarter 2003 Compared to Second Quarter 2002

     Operating revenues for the quarter ended June 30, 2003, were $10 million lower than the same period in 2002. A decrease of $12 million was due to capacity contracts that have expired which we are prohibited from remarketing due to our September 20, 2002 FERC order. For further discussion of this order, see our revenue outlook above, as well as Item 1, Note 5. Also contributing to the decrease was $3 million of higher natural gas recoveries from customers in excess of amounts used in operations in 2002 versus 2003. These decreases were partially offset by $3 million of tax reimbursements related to the construction of facilities for our customers, and $2 million of lower revenue credits under our risk sharing mechanism as a result of our inability to remarket the capacity contracts discussed above. For further discussion of our revenue sharing provisions and revenue credits see Item 1, Note 5.

     Operating expenses for the quarter ended June 30, 2003, were $159 million higher than the same period in 2002. An increase of $154 million was due to El Paso's Western Energy Settlement discussed in Item 1, Notes 2 and 4, of which $146 million related to the incremental obligations associated with reaching definitive settlements of these matters and $8 million of accretion and other operation and maintenance costs. Also contributing to the increase was $5 million of natural gas used in operations in excess of natural gas recovered from our customers in 2003, $3 million of gains recognized in 2002 on the sale of non-pipeline assets, $2 million of higher overhead allocations from El Paso and $2 million of taxes, other than income taxes, due to a change in an estimated business activity tax settlement in 2002. These increases were partially offset by a $5 million change in an estimated settlement in 2002 related to the Carlsbad incident and $3 million due to bad debt expense recorded in 2002 related to the bankruptcy of Enron Corp.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Operating revenues for the six months ended June 30, 2003, were $30 million lower than the same period in 2002. A decrease of $28 million was due to capacity contracts that have expired which we are prohibited from remarketing due to our September 20, 2002 FERC order. Also contributing to the decrease was a $6 million fuel settlement related to our Mojave Pipeline rate case settled in the first quarter of 2002 and $4 million of higher natural gas recoveries from our customers in excess of amounts used in operations in 2002 versus 2003. This decrease was partially offset by $3 million of lower revenue credits under our risk sharing mechanism as a result of our inability to remarket the capacity contracts discussed above, $3 million of tax reimbursements related to the construction of facilities for our customers, and $2 million of higher throughput based revenues from transportation to interconnecting pipelines serving markets in the Midwest and East.

     Operating expenses for the six months ended June 30, 2003, were $148 million higher than the same period in 2002. An increase of $158 million is due to El Paso's Western Energy Settlement discussed in Item 1, Notes 2 and 5. Also contributing to the increase was $7 million of natural gas used in operations in excess of amounts recovered in 2003, $4 million related to gains recognized in 2002 on the sale of non-pipeline assets, $4 million of higher depreciation expense resulting from facilities placed in service after the second quarter of 2002, $3 million of higher overhead allocations from El Paso and $3 million of taxes, other than income taxes, due to a change in an estimated business activity tax settlement in 2002. These increases were partially offset by a decrease of $12 million due to bad debt expense recorded in 2002 related to the bankruptcy of Enron Corp., $6 million due to the decrease in our estimated purchase power costs in 2003 and the conversion of certain compressors to gas from electric, a $5 million change in an estimated settlement in 2002 related to the Carlsbad incident and $2 million from the periodic revaluation of our gas imbalances due to a change in natural gas prices.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarter and six months ended June 30, 2003 and 2002 (in millions):

                                                                QUARTER     SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,      JUNE 30,
                                                              -----------   -----------
                                                              2003   2002   2003   2002
                                                              ----   ----   ----   ----
Long term debt, including current maturities................  $20    $15    $40    $29
Commercial paper............................................   --      4     --      8
Other interest..............................................   --     --      1     --
Less: capitalized interest..................................   --     (1)    (1)    (3)
                                                              ---    ---    ---    ---
     Total interest expense.................................  $20    $18    $40    $34
                                                              ===    ===    ===    ===

 Second Quarter 2003 Compared to Second Quarter 2002

     Interest and debt expense for the quarter ended June 30, 2003, was $2 million higher than the same period in 2002 primarily due to a $5 million increase in interest expense resulting from the issuance of $300 million long-term debt in June 2002. This increase was offset by a $4 million decrease in commercial paper interest expense due to the discontinuation of commercial paper activity in the fourth quarter of 2002.

 Six Months Ended 2003 Compared to Six Months Ended 2002

     Interest and debt expense for the six months ended June 30, 2003, was $6 million higher than the same period in 2002 primarily due to an $11 million increase in interest expense resulting from the issuance of $300 million long-term debt in June 2002 and a $2 million decrease in interest capitalized on construction projects due to a lower capitalization base in 2003. These increases were partially offset by an $8 million decrease in commercial paper interest expense due to the discontinuation of commercial paper activity in the fourth quarter of 2002.

AFFILIATED INTEREST INCOME, NET

 Second Quarter 2003 Compared to Second Quarter 2002

     Affiliated interest income, net for the quarter ended June 30, 2003, was $2 million lower than the same period in 2002 due to lower short-term interest rates in 2003 and lower average advances to El Paso under our cash management program. The average short-term interest rates for the second quarter decreased from 1.9% in 2002 to 1.3% in 2003. The average advance balance for the second quarter of $1.2 billion in 2002 decreased to $1 billion in 2003.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Affiliated interest income, net for six months ended June 30, 2003, was $5 million lower than the same period in 2002 due to lower short-term interest rates in 2003 and lower average advances to El Paso under our cash management program. The average short-term interest rates for six months ended decreased from 1.9% in 2002 to 1.3% in 2003. The average advance balance for the six months ended June 30, 2002 of $1.3 billion decreased to $1 billion in 2003.

INCOME TAXES

                                                           QUARTER ENDED       SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                           --------------      ----------------
                                                           2003      2002      2003       2002
                                                           ----      ----      ----       ----
                                                             (IN MILLIONS, EXCEPT FOR RATES)
Income taxes.........................................      $(39)     $26       $(17)       $54
Effective tax rate...................................        38%      37%        38%        38%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

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

     In July 2003, we issued $355 million of senior unsecured notes with an annual interest rate of 7.625% due 2010. Other than this issuance, there are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in El Paso Natural Gas Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in El Paso Natural Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that there has not been any change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Internal Controls.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Quarterly Report.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  *3.A          Restated Certificate of Incorporation dated April 8, 2003.
   4.A          Indenture dated as of July 21, 2003 between El Paso Natural
                Gas Company and Wilmington Trust Company, as trustee
                (Exhibit 4.1 to our Form 8-K filed July 23, 2003).
  10.A          $3,000,000,000 Revolving Credit Agreement dated as of April
                16, 2003 among El Paso Corporation, El Paso Natural Gas
                Company, Tennessee Gas Pipeline Company and ANR Pipeline
                Company, as Borrowers, the Lenders Party thereto, and
                JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents, J.P. Morgan Securities
                Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                Corporation's Form 8-K filed April 18, 2003, Commission File
                No. 1-2700).
  10.B          $1,000,000,000 Amended and Restated 3-Year Revolving Credit
                Agreement dated as of April 16, 2003 among El Paso
                Corporation, El Paso Natural Gas Company and Tennessee Gas
                Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
                Bank N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A., as Syndication Agent, J.P.
                Morgan Securities Inc. and Citigroup Global Markets Inc., as
                Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
                Paso Corporation's Form 8-K filed April 18, 2003, Commission
                File No. 1-2700).
  10.C          Security and Intercreditor Agreement dated as of April 16,
                2003 among El Paso Corporation, the persons referred to
                therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                JPMorgan Chase Bank, as Credit Agreement Administrative
                Agent and JPMorgan Chase Bank, as Collateral Agent,
                Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                El Paso Corporation's Form 8-K filed April 18, 2003,
                Commission File No. 1-2700).
 *10.D          Master Settlement Agreement dated as of June 24, 2003, by
                and between, on the one hand, El Paso Corporation, El Paso
                Natural Gas Company, and El Paso Merchant Energy, L.P.; and,
                on the other hand, the Attorney General of the State of
                California, the Governor of the State of California, the
                California Public Utilities Commission, the California
                Department of Water Resources, the California Energy
                Oversight Board, the Attorney General of the State of
                Washington, the Attorney General of the State of Oregon, the
                Attorney General of the State of Nevada, Pacific Gas &
                Electric Company, Southern California Edison Company, the
                City of Los Angeles, the City of Long Beach, and classes
                consisting of all individuals and entities in California
                that purchased natural gas and/or electricity for use and
                not for resale or generation of electricity for the purpose of resale, between September 1, 1996 and March 20, 2003,
                inclusive, represented by class representatives Continental
                Forge Company, Andrew Berg, Andrea Berg, Gerald J. Marcil,
                United Church Retirement Homes of Long Beach, Inc., doing
                business as Plymouth West, Long Beach Brethren Manor, Robert
                Lamond, Douglas Welch, Valerie Welch, William Patrick Bower,
                Thomas L. French, Frank Stella, Kathleen Stella, John
                Clement Molony, SierraPine, Ltd., John Frazee and Jennifer
                Frazee, John W.H.K. Phillip, and Cruz Bustamante.
 *10.E          Joint Settlement Agreement submitted and entered into by El
                Paso Natural Gas Company, El Paso Merchant Energy Company,
                El Paso Merchant Energy-Gas, L.P., the Public Utilities
                Commission of the State of California, Pacific Gas &
                Electric Company, Southern California Edison Company and the
                City of Los Angeles.
  10.F          Registration Rights Agreement dated as of July 21, 2003
                between El Paso Natural Gas Company and the Initial
                Purchasers (Exhibit 10.1 to our Form 8-K filed July 23,
                2003).
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *31.B          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

b. Reports on Form 8-K

April 18, 2003...........................  Announced the refinancing and restructuring of our major bank
                                           facilities.
April 23, 2003...........................  Filed our Computation of Ratio of
                                           Earnings to Fixed Charges for the five
                                           years ended December 31, 2002.
June 6, 2003.............................  Filed our Computation of Ratio of
                                           Earnings to Fixed Charges for the five
                                           years ended December 31, 2002 and three
                                           months ended March 31, 2003 and 2002.
July 9, 2003.............................  Announced the execution by El Paso
                                           Corporation, our parent company, of two
                                           definitive settlement agreements to
                                           resolve the principal litigation in
                                           connection with the western energy crisis
                                           and the taking of the final procedural
                                           step to ensure completion of these
                                           agreements.
July 24, 2003............................  Announced the sale of our 7 5/8% Senior
                                           Notes due 2010.

     We also furnished information to the SEC on Current Reports on Form 8-K under Item 9. Current Reports on Form 8-K under Item 9 are not considered to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: August 13, 2003                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: August 13, 2003                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  *3.A          Restated Certificate of Incorporation dated April 8, 2003.
   4.A          Indenture dated as of July 21, 2003 between El Paso Natural
                Gas Company and Wilmington Trust Company, as trustee
                (Exhibit 4.1 to our Form 8-K filed July 23, 2003).
  10.A          $3,000,000,000 Revolving Credit Agreement dated as of April
                16, 2003 among El Paso Corporation, El Paso Natural Gas
                Company, Tennessee Gas Pipeline Company and ANR Pipeline
                Company, as Borrowers, the Lenders Party thereto, and
                JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A. and Credit Suisse First
                Boston, as Co-Syndication Agents, J.P. Morgan Securities
                Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                Corporation's Form 8-K filed April 18, 2003, Commission File
                No. 1-2700).
  10.B          $1,000,000,000 Amended and Restated 3-Year Revolving Credit
                Agreement dated as of April 16, 2003 among El Paso
                Corporation, El Paso Natural Gas Company and Tennessee Gas
                Pipeline Company, as Borrowers, The Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro
                Bank N.V. and Citicorp North America, Inc., as Co-Document
                Agents, Bank of America, N.A., as Syndication Agent, J.P.
                Morgan Securities Inc. and Citigroup Global Markets Inc., as
                Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to El
                Paso Corporation's Form 8-K filed April 18, 2003, Commission
                File No. 1-2700).
  10.C          Security and Intercreditor Agreement dated as of April 16,
                2003 among El Paso Corporation, the persons referred to
                therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                JPMorgan Chase Bank, as Credit Agreement Administrative
                Agent and JPMorgan Chase Bank, as Collateral Agent,
                Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                El Paso Corporation's Form 8-K filed April 18, 2003,
                Commission File No. 1-2700).
 *10.D          Master Settlement Agreement dated as of June 24, 2003, by
                and between, on the one hand, El Paso Corporation, El Paso
                Natural Gas Company, and El Paso Merchant Energy, L.P.; and,
                on the other hand, the Attorney General of the State of
                California, the Governor of the State of California, the
                California Public Utilities Commission, the California
                Department of Water Resources, the California Energy
                Oversight Board, the Attorney General of the State of
                Washington, the Attorney General of the State of Oregon, the
                Attorney General of the State of Nevada, Pacific Gas &
                Electric Company, Southern California Edison Company, the
                City of Los Angeles, the City of Long Beach, and classes
                consisting of all individuals and entities in California
                that purchased natural gas and/or electricity for use and
                not for resale or generation of electricity for the purpose of resale, between September 1, 1996 and March 20, 2003,
                inclusive, represented by class representatives Continental
                Forge Company, Andrew Berg, Andrea Berg, Gerald J. Marcil,
                United Church Retirement Homes of Long Beach, Inc., doing
                business as Plymouth West, Long Beach Brethren Manor, Robert
                Lamond, Douglas Welch, Valerie Welch, William Patrick Bower,
                Thomas L. French, Frank Stella, Kathleen Stella, John
                Clement Molony, SierraPine, Ltd., John Frazee and Jennifer
                Frazee, John W.H.K. Phillip, and Cruz Bustamante.
 *10.E          Joint Settlement Agreement submitted and entered into by El
                Paso Natural Gas Company, El Paso Merchant Energy Company,
                El Paso Merchant Energy-Gas, L.P., the Public Utilities
                Commission of the State of California, Pacific Gas &
                Electric Company, Southern California Edison Company and the
                City of Los Angeles.
  10.F          Registration Rights Agreement dated as of July 21, 2003
                between El Paso Natural Gas Company and the Initial
                Purchasers (Exhibit 10.1 to our Form 8-K filed July 23,
                2003).
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *32.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.