Form 10-Q
period 2003-09-30
EL PASO NATURAL GAS CO
filed 2003-11-10
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Common Stock, par value $1 per share. Shares outstanding on November 10, 2003: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
          Cautionary Statement Regarding Forward-Looking Statements...   20
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   20
Item 4.   Controls and Procedures.....................................   20

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   22
Item 2.   Changes in Securities and Use of Proceeds...................   22
Item 3.   Defaults Upon Senior Securities.............................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   23
          Signatures..................................................   24

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ---------------    -----------------
                                                          2003       2002    2003        2002
                                                          -----      ----    -----       -----
Operating revenues......................................  $ 132      $139    $398        $435
                                                          -----      ----    ----        ----
Operating expenses
  Operation and maintenance.............................     38        42     124         135
  Depreciation, depletion and amortization..............     16        16      49          46
  Western Energy Settlement.............................    (20)       --     126          --
  (Gain) loss on long-lived assets......................     --         2      --          (2)
  Taxes, other than income taxes........................      7         4      22          17
                                                          -----      ----    ----        ----
                                                             41        64     321         196
                                                          -----      ----    ----        ----
Operating income........................................     91        75      77         239
Other income............................................      1        --       3          --
Interest and debt expense...............................    (25)      (19)    (65)        (53)
Affiliated interest income, net.........................      5         6      12          18
                                                          -----      ----    ----        ----
Income before income taxes..............................     72        62      27         204
Income taxes............................................     28        24      11          78
                                                          -----      ----    ----        ----
Net income..............................................  $  44      $ 38    $ 16        $126
                                                          =====      ====    ====        ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $  347          $    3
  Accounts and notes receivable
     Customer, net of allowance of $18 in 2003 and 2002.....         75              79
     Affiliates.............................................        432             432
     Other..................................................         10              13
  Materials and supplies....................................         43              43
  Deferred income taxes.....................................        198              36
  Other.....................................................         22              27
                                                                 ------          ------
          Total current assets..............................      1,127             633
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,157           3,060
  Less accumulated depreciation, depletion and
     amortization...........................................      1,173           1,152
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,984           1,908
                                                                 ------          ------
Notes receivable from affiliate.............................        622             565
Other.......................................................         84              83
                                                                 ------          ------
          Total assets......................................     $3,817          $3,189
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $   37          $   43
     Affiliates.............................................         63              33
     Other..................................................          2              11
  Current maturities of long-term debt......................        209             200
  Accrued interest..........................................         29              15
  Taxes payable.............................................        121             133
  Contractual deposits......................................         31              35
  Western Energy Settlement.................................        536             100
  Other.....................................................         30              53
                                                                 ------          ------
          Total current liabilities.........................      1,058             623
                                                                 ------          ------
Long-term debt, less current maturities.....................      1,109             758
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        365             221
  Western Energy Settlement.................................         --             312
  Other.....................................................        115             122
                                                                 ------          ------
                                                                    480             655
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01 per share; authorized
     1,000,000 shares; issued and outstanding 500,000
     shares; stated at liquidation value at December 31,
     2002...................................................         --             350
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................         --              --
  Additional paid-in capital................................      1,072             715
  Retained earnings.........................................         98              88
                                                                 ------          ------
          Total stockholder's equity........................      1,170           1,153
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $3,817          $3,189
                                                                 ======          ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $  16       $ 126
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     49          46
     Deferred income tax expense (benefit)..................    (22)         25
     Net gain on long-lived assets..........................     --          (2)
     Risk-sharing revenue...................................    (24)        (24)
     Bad debt expense.......................................     --          12
     Western Energy Settlement..............................    116          --
     Other non-cash income items............................     (2)          2
     Working capital changes................................     (2)        100
     Non-working capital changes............................     28          (9)
                                                              -----       -----
          Net cash provided by operating activities.........    159         276
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (159)       (142)
  Proceeds from the sale of assets..........................     38          10
  Net change in affiliate advances receivable...............    (50)        213
                                                              -----       -----
          Net cash provided by (used in) investing
           activities.......................................   (171)         81
                                                              -----       -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --        (215)
  Net repayments under commercial paper and short-term
     credit facilities......................................     --        (439)
  Additions to notes payable................................      9          --
  Net proceeds from the issuance of long-term debt..........    347         297
                                                              -----       -----
          Net cash provided by (used in) financing
           activities.......................................    356        (357)
                                                              -----       -----
Net change in cash and cash equivalents.....................    344          --
Cash and cash equivalents
  Beginning of period.......................................      3          --
                                                              -----       -----
  End of period.............................................  $ 347       $  --
                                                              =====       =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2003, and for the quarters and nine months ended September 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

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

     Accounting for Regulated Operations. Our natural gas systems are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we currently apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefit plans, and other costs included in, or expected to be included in, future rates. As a result of recent changes in our competitive environment and operating cost structure, we continue to assess the applicability of the provisions of SFAS No. 71 to our financial statements.

2. WESTERN ENERGY SETTLEMENT

     In June 2003, El Paso and its affiliated companies entered into two definitive agreements (referred to as the Western Energy Settlement) with a number of public and private claimants, including the states of California, Washington, Oregon and Nevada to resolve the principal litigation and claims against it relating to the sale or delivery of natural gas and/or electricity to or in the Western United States from September 1996 to the date of the settlement. For a further discussion of these settlements, including our guarantee of the obligations of El Paso and El Paso Merchant Energy L.P. (EPME), a subsidiary of El Paso, see Note 5. In connection with our obligations related to the Western Energy Settlement, we agreed to pay (i) cash totaling approximately $350 million and (ii) an amount equal to the proceeds from the issuance, by El Paso, of El Paso common stock, to be issued on behalf of the settling parties.

     The definitive settlement agreements modified an agreement in principle reached on March 20, 2003 discussed in our 2002 Form 10-K, and resulted in an additional obligation and a pre-tax charge of $146 million in the second quarter of 2003. The charge was a result of changes in the timing of settlement payments and changes in the value of common stock to be issued in connection with the definitive settlement agreements. During the third quarter of 2003, we recorded a benefit of $20 million due to changes in El Paso's stock price resulting in a charge for the nine months ended September 30, 2003, of approximately $126 million. This charge was in addition to accretion expense on the originally recorded discounted Western Energy Settlement obligation and other charges included as part of operation and maintenance expense during 2003. For the nine months ended September 30, 2003, these accretion and other charges were approximately $12 million. As of September 30, 2003, our total Western Energy Settlement obligation was $536 million, all of which is reflected as a current liability since we estimate the finalization of the settlement to occur in the next twelve months. As of September 30, 2003, $10 million had been satisfied. The stock portion of the settlement obligation is approximately $192 million and will continue to impact our income statement, either positively or negatively, based upon future changes in El Paso's stock price until the settling parties elect to have the shares issued on their behalf.

3. ACQUISITIONS AND DIVESTITURES

     In August 2003, we announced the purchase of Copper Eagle Gas Storage, L.L.C., which is developing a natural gas storage project located outside of Phoenix, Arizona. We purchased Copper Eagle from Arizona Gas Storage, L.L.C. and APACS Holding L.L.C. Arizona Gas Storage is owned by our affiliate, GulfTerra Energy Partners, L.P. The purchase price was $12 million, and we paid $2.5 million in cash at the closing. The remaining amount will be paid over twelve months beginning January 2004. We also acquired land for approximately $9 million that will allow for further development of that project.

     During 2003, we sold a non-pipeline asset with a net book value of approximately $38 million. Net proceeds from the sale were approximately $38 million, including approximately $8 million from our parent, and no gain or loss was recognized on the sale of this asset.

4. DEBT AND OTHER CREDIT FACILITIES

  Debt

     In July 2003, we issued $355 million of senior unsecured notes with an annual interest rate of 7.625% due 2010. Net proceeds were approximately $347 million.

  Trinity River

     In March 2003, El Paso retired amounts outstanding under its Trinity River financing arrangement. Prior to this retirement, our ownership in Mojave, along with various assets of El Paso, collateralized that arrangement.

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaced El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with El Paso and our affiliates, ANR Pipeline Company and Tennessee Gas Pipeline Company (TGP), are borrowers under El Paso's $3 billion revolving credit facility, and El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Mojave Pipeline Company, collateralize the revolving credit facility and these other financing arrangements. We were jointly and severally liable under the $3 billion revolving credit facility through August 19, 2003, after which time we are only liable for amounts we directly borrow. As of September 30, 2003, $1.3 billion was outstanding and $1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which were borrowed by or issued on behalf of us.

     We were also a borrower under El Paso's $1 billion revolving credit facility, which expired on August 4, 2003.

     Under the $3 billion revolving credit facilities and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens;
(v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 6. For the nine months ended September 30, 2003, we were in compliance with these covenants.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Western Energy Settlement. On June 26, 2003, El Paso announced that it had executed definitive settlement agreements to resolve the principal litigation and claims against it relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. Parties to the settlement agreements include private class action litigants in California; the governor and lieutenant governor of California; the attorneys general of California, Washington, Oregon and Nevada; the California Public Utilities Commission
(CPUC); the California Electricity Oversight Board; the California Department of Water Resources; Pacific Gas and Electric Company (PG&E), Southern California Edison Company, five California municipalities and six non-class private plaintiffs. We are a party to these definitive settlement agreements and, as such, will bear a portion of the costs and obligations of the settlements, as discussed more fully below. For a discussion of the charges taken in connection with the Western Energy Settlement, see Note 2.

     These definitive settlements were in addition to a structural settlement announced earlier in June 2003 where we agreed to provide structural relief to the settling parties. In the structural settlement, we agreed to do the following:

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

     - Clarify the rights of Northern California shippers to recall some of our system capacity (Block II capacity) to serve markets in PG&E's service area; and

     - With limited exceptions, bar any of our affiliated companies from obtaining additional firm capacity on our pipeline system during a five year period from the effective date of the settlement.

     In connection with this structural settlement, a Stipulated Judgment will be filed with the United States District Court for the Central District of California. This Stipulated Judgment provides for the enforcement of some of the obligations contained in the structural settlement.

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

     - We will eliminate the originally announced 20-year obligation to pay $22 million per year in cash by depositing $250 million in escrow for the benefit of the settling parties within 180 days of the signing of the definitive settlement agreements. This prepayment eliminates any collateral that might have been required on the $22 million per year payment over the next 20 years.

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

     The definitive settlement agreements are subject to approval by the California Superior Court for San Diego County, and the structural settlement is subject to the approval by the FERC. In June 2003, in anticipation of the execution of the definitive settlement agreements, El Paso, the CPUC, PG&E, Southern California Edison Company, and the City of Los Angeles filed the structural settlement described above with the FERC in resolution of specific proceedings before that agency. The structural settlement was protested by our east of California shippers and other shippers requested clarification and/or modification of the settlement. We and the other settling parties have responded to these protests and requests for clarification and/or modification and have urged the FERC to approve the structural settlement as filed. We currently expect final approval of these settlement agreements in early 2004.

     California Lawsuits. We have been named as a defendant in fifteen purported class action, municipal or individual lawsuits, filed in California state courts. These suits contend that we acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. Specifically, the plaintiffs argue that our conduct violates California's antitrust statute (Cartwright Act), constitutes unfair and unlawful business practices prohibited by California statutes, and amounts to a violation of California's common law restrictions against monopolization. In general, the plaintiffs in these cases are seeking (i) declaratory and injunctive relief regarding allegedly anticompetitive actions, (ii) restitution, including treble damages, (iii) disgorgement of profits, (iv) prejudgment and postjudgment interest, (v) costs of prosecuting the actions and (vi) attorney's fees. All fifteen cases have been consolidated before a single judge, under two omnibus complaints. All of the class action and municipal lawsuits and all but one of the individual lawsuits will be resolved upon approval of the Western Energy Settlement. As to the remaining individual lawsuit, on May 8, 2003, a settlement agreement between the plaintiffs and defendants in that case became effective and resolved all disputes between the parties in return for a single payment by El Paso. Pursuant to the settlement, the plaintiffs' action was dismissed with prejudice.

     The California cases discussed above are five filed in the Superior Court of Los Angeles County (Continental Forge Company, et al. v. Southern California Gas Company, et al., filed September 25, 2000*; Berg v. Southern California Gas Company, et al., filed December 18, 2000*; County of Los Angeles v. Southern California Gas Company, et al., filed January 8, 2002*; The City of Los Angeles, et al. v. Southern California Gas Company, et al. and The City of Long Beach, et al. v. Southern California Gas Company, et al., both filed March 20, 2001*); two filed in the Superior Court of San Diego County (John W.H.K. Phillip

---------------

* Cases to be dismissed upon finalization and approval of the Western Energy Settlement.

v. El Paso Merchant Energy; and John Phillip v. El Paso Merchant Energy, both filed December 13, 2000*); and two filed in the Superior Court of San Francisco County (Sweetie's et al. v. El Paso Corporation, et al., filed March 22, 2001*; and California Dairies, Inc., et al. v. El Paso Corporation, et al., filed May 21, 2001); and one filed in the Superior Court of the State of California, County of Alameda (Dry Creek Corporation v. El Paso Natural Gas Company, et al. filed December 10, 2001*); and five filed in the Superior Court of Los Angeles County (The City of San Bernardino v. Southern California Gas Company, et al.; The City of Vernon v. Southern California Gas Company; The City of Upland v. Southern California Gas Company, et al.; Edgington Oil Company v. Southern California Gas Company, et al.; World Oil Corp. v. Southern California Gas Company, et al., filed December 27, 2002*).

     In November 2002, a lawsuit titled Gus M. Bustamante v. The McGraw-Hill Companies was filed in the Superior Court of California, County of Los Angeles by several individuals, including Lt. Governor Bustamante acting as a private citizen, against numerous defendants, including us, alleging the creation of artificially high natural gas index prices via the reporting of false price and volume information. This purported class action on behalf of California consumers alleges various unfair business practices and seeks restitution, disgorgement of profits, compensatory and punitive damages, and civil fines. This lawsuit will be resolved upon approval of the Western Energy Settlement.

     In September 2001, we received a civil document subpoena from the California Attorney General, seeking information said to be relevant to the Department's ongoing investigation into the high electricity prices in California. We are continuing to cooperate in responding to their discovery requests. This proceeding will be resolved upon approval of the Western Energy Settlement.

     In January 2003, a lawsuit titled IMC Chemicals v. EPME, et al. was filed in California state court against us, El Paso and EPME. The suit arose out of a gas supply contract between IMC Chemicals (IMCC) and EPME and sought to void the Gas Purchase Agreement between IMCC and EPME for gas purchases until December 2003. IMCC contended that EPME and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. In furtherance of its attempt to void the contract, IMCC repeated the allegations and claims of the California lawsuits described above. EPME intends to enforce the terms of the contract and counterclaim for contract damages. El Paso was dismissed from the case for lack of personal jurisdiction on September 9, 2003.

     Other Energy Market Lawsuits. In February 2003, the state of Nevada and two individuals filed a class action lawsuit in Nevada state court naming us and a number of our affiliates as defendants. The allegations are similar to those in the California cases. The suit seeks monetary damages and other relief under Nevada antitrust and consumer protection laws. This proceeding will be resolved upon approval of the Western Energy Settlement.

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

     In March 2003, the State of Arizona sued us, our affiliates and other unrelated entities on behalf of Arizona consumers. The suit alleges that the defendants conspired to artificially inflate prices of natural gas and electricity during 2000 and 2001. Making allegations similar to those alleged in the California cases, the suit seeks relief similar to the California cases, but under Arizona antitrust and consumer fraud statutes. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In April 2003, Sierra Pacific Resources and its subsidiary, Nevada Power Company, filed a lawsuit titled Sierra Pacific Resources et al. v. El Paso Corporation et al. in the U.S. District Court for the District of Nevada against us, El Paso, El Paso Tennessee Pipeline, EPME and several other non-El Paso defendants. The complaint alleges that the defendants conspired to manipulate supplies and prices of natural gas in the California-Arizona border market from 1996 through 2001. The allegations are similar to those raised in the several cases that are the subject of the Western Energy Settlement described above. The plaintiffs allege that they entered into contracts at inappropriately high prices and hedging transactions because of the alleged manipulated prices. They allege that the defendants' activities constituted (1) violations of the Sherman Act, California Anti-Trust Statutes and the Nevada Unfair Trade Practices Act; (2) fraud; (3) both a conspiracy to violate and a violation of Nevada's RICO act; (4) a violation of the federal civil RICO Statute; and (5) a civil conspiracy. The amended complaint seeks unspecified actual damages from all the defendants and requests that such damages be trebled. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     After a public hearing conducted by the National Transportation Safety Board (NTSB) on its investigation of the Carlsbad rupture, the NTSB published its final report in April 2003. The NTSB stated that it had determined that the probable cause of the August 19, 2000 rupture was a significant reduction in pipe wall thickness due to severe internal corrosion, which occurred because our corrosion control program "failed to prevent, detect, or control internal corrosion" in the pipeline. The NTSB also determined that ineffective federal preaccident inspections contributed to the accident by not identifying deficiencies in our internal corrosion control program.

     On November 1, 2002, we received a federal grand jury subpoena for documents relating to the rupture and we are cooperating fully with this investigation.

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture. All of these lawsuits have been settled, with settlement payments fully covered by insurance. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four of the settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas, on November 20, 2002, seeking an additional $85 million based upon their interpretation of earlier agreements. Parties to another of the settled lawsuits have filed an additional lawsuit titled In the Matter of the Appointments of Jennifer Smith, in Eddy County, New Mexico, on May 7, 2003, seeking an additional $86 million based upon their interpretation of earlier agreements. The Jennifer Smith case was settled with the settlement payment fully covered by insurance. In addition, a lawsuit entitled Baldonado et al. vs. EPNG was filed on June 30, 2003, in state court in Eddy County, New Mexico, on behalf of firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. Our costs and legal exposure related to the Heady and Baldonado lawsuits are currently not determinable. We filed a motion to dismiss the Baldonado lawsuit which is pending before the court. However, we believe these matters will be fully covered by insurance.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2003, we had accrued approximately $539 million for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2003, we had accrued approximately $29 million for expected remediation costs at current and former sites and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. The high end of our reserve estimates was approximately $54 million and the low end was approximately $28 million, and our accrual at September 30, 2003 was based on the probability of the range of reasonably possible outcomes. Below is a reconciliation of our accrued liability as of September 30, 2003 (in millions).

Balance as of January 1, 2003...............................       $29
Additions/adjustments for remediation activities............         2
Payments for remediation activities.........................        (2)
                                                                   ---
Balance as of September 30, 2003............................       $29
                                                                   ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2003, we have estimated our share of the remediation costs at these sites to be between $13 million and $17 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

  Rates and Regulatory Matters

     CPUC Complaint Proceeding.  In April 2000, the CPUC filed a complaint under
Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPME, raised issues of market power and violation of the FERC's marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an ALJ to address the market power issue and the affiliate issue. In October 2001, the ALJ issued an initial decision on the two issues, finding that the record did not support a finding that either we or EPME had exercised market power but finding that we had violated the FERC's marketing affiliate rule.

     Also, in October 2001, the FERC's Office of Market Oversight and Enforcement filed comments stating that the record at the hearings was inadequate to conclude that we had complied with FERC regulations in the transportation of gas to California. In December 2001, the FERC remanded the proceeding to the ALJ for a supplemental hearing on the availability of capacity at our California delivery points. On September 23, 2002, the ALJ issued his initial decision, again finding that there was no evidence that EPME had exercised market power during the period at issue to drive up California gas prices and therefore recommending that the complaint against EPME be dismissed. However, the ALJ found that we had withheld at least 345 MMcf/d of capacity (and perhaps as much as 696 MMcf/d) from the California market during the period from

November 1, 2000 through March 31, 2001. The ALJ found that this alleged withholding violated our certificate obligations and was an exercise of market power that increased the gas price to California markets. He therefore recommended that the FERC initiate penalty procedures against us. The FERC has taken no actions in this proceeding based on the ALJ's finding. This proceeding will be resolved upon approval of the Western Energy Settlement.

     Systemwide Capacity Allocation Proceeding. In July 2001, several of our contract demand (CD) customers filed a complaint against us at the FERC claiming, among other things, that our full requirements (FR) contracts (contracts with no volumetric limitations) should be converted to CD contracts and that we should be required to expand our system and give demand charge credits to CD customers when we are unable to meet our full contract demands. Also, in July 2001, several of our FR customers filed a complaint alleging that we had violated the NGA and its contractual obligations by not expanding our system, at our cost, to meet their increased requirements. Earlier, KN Marketing, L.P. filed a complaint at the FERC alleging that we had oversubscribed our firm mainline capacity from the San Juan Basin to the East End of our system. In the May 31, 2002 order discussed below, the FERC addressed these complaints. As a result of the FERC's orders in these proceedings, FR shippers were required to convert to CD service on September 1, 2003.

     On May 31, 2002, the FERC issued an order that required (i) FR service, for all FR customers except small volume customers, be converted to CD service; (ii) firm customers be assigned specific receipt point rights in lieu of system-wide receipt point rights; (iii) reservation charge credits be given to all firm customers for failure to schedule confirmed volumes except in cases of force majeure; (iv) no new firm contracts be executed until we have demonstrated there is adequate capacity on the system; and (v) a process be implemented to allow CD customers to turn back capacity for acquisition by FR customers, in which process we would remain revenue neutral. The order also stated that the FERC expected us to file for certificate authority to add compression to our Line 2000 to increase our system capacity by 320 MMcf/d without cost coverage until our next rate case (i.e., January 1, 2006), as we had previously informed the FERC we were willing to do. On July 1, 2002, we and other parties filed for clarification and/or rehearing of the May 31 order.

     Following the May 31 order, the FERC issued several additional orders in this proceeding that, among other things, required us to allocate substantial volumes of existing and proposed pipeline capacity to our converting FR shippers at their current aggregate reservation charges, and set the rates that we could charge for backhaul service from our California delivery points for existing and new shippers.

     On July 9, 2003, the FERC issued a rehearing order in this case. In that order, the FERC found that we had not violated our certificates, our contractual obligations, including our obligations under the 1996 Rate Settlement (discussed below), or our tariff provisions as a result of the capacity allocations that have occurred on the system since the 1996 Rate Settlement. In addition, the FERC found that we had correctly stated the capacity that is available on a firm basis for allocation among our shippers and that we had properly allocated that capacity. On a prospective basis, the FERC ordered us to set aside a pool of 110 MMcf/d of capacity for use by the converting FR shippers until the first phase of the Line 2000 Power-Up (discussed below) goes into service (estimated to be February 2004, after which the pool of capacity will be reduced to 50 MMcf/d until the second phase of the Power-Up is in service in mid-2004), and to pay full reservation charge credits when we are unable to schedule gas that has been nominated and confirmed by our firm shippers. In case of force majeure events, we will limit the amount of our reservation charge credits to the return and associated tax portion of our rates. The rehearing order also lifted the ban established in the May 31 order on the resale of firm capacity that comes back to us, subject only to the 110/50 MMcf/d of capacity that must be maintained in a pool for the converting FR shippers until the first two phases of the Line 2000 Power-Up are in service.

     On July 18, 2003, the FR shippers filed an appeal of the July 9 order with the D.C. Circuit (Arizona Corporation Comm'n, et al. v. FERC, No. 03-1206) and subsequently sought a stay of the FERC's orders. The stay was denied by the Court. Other parties have filed appeals of the FERC's orders and all such appeals have been consolidated. The final outcome of these appeals cannot be predicted with certainty.

     On August 29, 2003, the FERC issued a further order in this matter that, among other things, authorized our converted FR shippers to relocate delivery points associated with the California turn back capacity they would receive under the May 31 order from California to their traditional east of California delivery points. We sought rehearing of that order because we do not have adequate transfer capacity between our Northern and Southern mainlines to allow us to comply with the order unless we allocate our limited North/South capacity among our shippers. Our converted FR shippers requested that the FERC initiate an enforcement investigation based on our position. We have opposed the request. In the August 29 order, the FERC also directed that a technical conference be held to address the concerns expressed by our shippers. That conference was held on September 24, 2003 and we filed our comments regarding that conference with the FERC. On October 20, 2003, we and the converted FR Shippers filed an uncontested settlement that, if approved by the FERC, will resolve all issues regarding the administration of the 110 MMcf/d capacity pool.

     On October 29, 2003 our east of California shippers filed a complaint against us with the FERC claiming that we had not properly implemented the FERC's orders in the Capacity Allocation Case with respect to our provision of backhaul transportation service from the California border and requesting that the FERC issue an order requiring us to properly implement such service. We will respond to the compliant.

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. Under the settlement, our base rates began escalating annually in 1998 for inflation. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participate in risk sharing provisions. Under these provisions, we will receive cash payments in total of $295 million for a portion of the risk we assumed from capacity relinquishments by our customers (primarily capacity turned back to us by Southern California Gas Company and Pacific Gas & Electric Company which represented approximately one-third of the capacity of our system) during 1996 and 1997. The cash we received was deferred, and we recognize this amount in revenues ratably over the risk sharing period. As of September 30, 2003, we had unearned risk sharing revenues of approximately $8 million and had $3 million remaining to be collected from customers under this provision. Amounts received for relinquished capacity sold to customers, above certain dollar levels specified in our rate settlement, obligate us to refund a portion of the excess to customers. Under this provision, we refunded a total of $46 million of 2002 revenues to customers during 2002 and the first quarter of 2003. During 2003, we established an additional refund obligation of $30 million of which $14 million has been refunded to customers as of September 30, 2003. Both the risk and revenue sharing provisions of the rate settlement extend through 2003.

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

     In October 2002, pursuant to the FERC's orders in the systemwide capacity allocation proceeding, we filed with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d at an estimated capital cost of approximately $173 million for all phases. On June 4, 2003, the FERC issued an order approving our certificate application. Requests for rehearing of the June 4 order are pending at the FERC. The project is currently under construction and Phase I should be placed in service during the first quarter of 2004.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

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

     In July 2003, the FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. We do not expect the order on rehearing will have a material effect on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a rule that requires a FERC regulated entity to file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the rule, the FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the rule is subject to rehearing, we do not believe an order on rehearing will have a material effect on us.

     On September 10, 2003, the Office of Executive Director of Regulatory Audits completed an industry-wide audit of the FERC Form 2 related to cash management. The audit included us and our subsidiary, Mojave Pipeline Company. The audit did not identify any instances of non-compliance with the FERC's reporting and recording requirements but recommended that both we and Mojave revise and update our existing cash management agreements with El Paso. We are in the process of reviewing and revising our cash management agreements pursuant to this recommendation.

     Emergency Reconstruction of Interstate Natural Gas Facilities Rule. On May 19, 2003, the FERC issued a rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations, resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service, for the protection of life or health or for the maintenance of physical property. Specifically, the rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. It also requires that landowners be notified of potential construction, but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect this order to have a material effect on us.

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

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2003 and December 31, 2002, we had advanced to El Paso $1,050 million and $990 million. The market rate of interest at September 30, 2003 was 3.5% and at December 31, 2002 was 1.5%. As of September 30, 2003 and December 31, 2002, we have classified $622 million and $565 million of these advances as non-current notes receivable from affiliates. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months.

     At September 30, 2003 and December 31, 2002, we had other accounts receivable from related parties of $4 million and $7 million. Accounts payable to affiliates was $63 million and $33 million at September 30, 2003 and December 31, 2002. These balances arose in the normal course of business.

     On April 3, 2003, El Paso contributed its 500,000 shares of our 8% preferred stock to us, including the accrued dividends. The total contribution was approximately $359 million and is reflected as additional paid in capital in our total stockholder's equity.

     The following table shows revenues and charges from our affiliates for the quarters and nine months ended September 30, 2003 and 2002:

                                                                              NINE MONTHS
                                                            QUARTER ENDED        ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            --------------   --------------
                                                            2003     2002    2003     2002
                                                            -----    -----   -----    -----
                                                                     (IN MILLIONS)
Revenues from affiliates..................................   $ 3      $11     $12      $37
Operations and maintenance from affiliates................    17       17      51       47
Reimbursement for operating expenses from affiliates......     3        3       9        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

REVENUE OUTLOOK

     Our total revenues were $132 million during the third quarter of 2003 and $398 million for the nine month period ended September 30, 2003. This compares to revenues of $139 million and $435 million for the same periods in 2002, a decrease of 5 percent for the third quarter and 9 percent year to date. As discussed in Item 1, Note 5, the FERC issued various orders related to the allocation of capacity on our EPNG system. These orders impacted our 2003 revenues and will continue to impact our future results.

     Based on these orders, we are unable to remarket approximately 471 MMDth/d of capacity, of which approximately 200 MMDth/d relates to capacity rejected by Enron Corp. in May 2002 in its bankruptcy proceeding and the remaining 271 MMDth/d relates to contracts that expired within the time frame specified under these orders. Prior to the rejection and expiration of this 471 MMDth/d of capacity, we were earning approximately $3.5 million per month, net of revenue credits, on this capacity.

     In July 2003, the FERC issued a rehearing order related to our capacity allocation proceedings discussed more fully in Item 1, Note 5. In this ruling, the FERC reaffirmed its decision that our full requirements contracts must be converted to contract demand contracts effective September 1, 2003, supported our position relative to the maximum amount of capacity we can make available to our shippers and confirmed that we have honored our obligations under our existing rate settlement, our contracts, the FERC's regulations and our certificates. Pursuant to the July rehearing order, we were required to establish a pool of 110 MMcf/d for use by our full requirement shippers until our Line 2000 expansion project is phased into service, which is expected in early 2004. Effective September 1, 2003, we acquired this capacity, primarily on a permanent basis, and will be at risk for remarketing this capacity which previously generated approximately $1 million of revenue per month.

     In addition, we have risk sharing mechanisms under our most recent rate case settlement. Under these risk sharing mechanisms, we collect cash from our customers, refund a portion of the cash received as required by the mechanism and then recognize the difference as revenues over the risk sharing period. This risk sharing period will expire on December 31, 2003. We estimate that the expiration of the risk sharing mechanism will decrease our annual revenues by approximately $23 million. See Item 1, Note 5, for a further discussion of our risk sharing mechanism.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended September 30:

                                                                            NINE MONTHS
                                                       QUARTER ENDED           ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                     -----------------   -----------------
                                                      2003      2002      2003      2002
                                                     -------   -------   -------   -------
                                                     (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.................................  $  132    $  139    $  398    $  435
Operating expenses.................................     (41)      (64)     (321)     (196)
                                                     ------    ------    ------    ------
  Operating income.................................      91        75        77       239
Other income.......................................       1        --         3        --
                                                     ------    ------    ------    ------
  EBIT.............................................      92        75        80       239
Interest and debt expense..........................     (25)      (19)      (65)      (53)
Affiliated interest income, net....................       5         6        12        18
Income taxes.......................................     (28)      (24)      (11)      (78)
                                                     ------    ------    ------    ------
  Net income.......................................  $   44    $   38    $   16    $  126
                                                     ======    ======    ======    ======
Throughput volumes (BBtu/d)(1).....................   4,198     4,069     4,064     4,106
                                                     ======    ======    ======    ======

---------------

(1) Excludes Mojave throughput on behalf of EPNG.

  Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were $7 million lower than the same period in 2002. A decrease of $6 million was due to capacity contracts that have expired which we are prohibited from remarketing due to various FERC orders. For further discussion of these orders, see our revenue outlook above, as well as Item 1, Note 5.

     Operating expenses for the quarter ended September 30, 2003, were $23 million lower than the same period in 2002. A decrease of $20 million was due to the revaluation of the stock portion of El Paso's Western Energy Settlement discussed in Item 1, Notes 2 and 5. Also contributing to the decrease was a $5 million change in an estimated settlement in 2002 related to the Carlsbad incident and a $2 million loss recognized in 2002 on the sale of non-pipeline assets. These decreases were partially offset by an increase of $4 million due to the periodic revaluation of natural gas imbalances due to a change in natural gas prices and volumes and $2 million of taxes, other than income taxes, due to a change in an estimated business activity tax settlement and franchise tax refunds in 2002.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $37 million lower than the same period in 2002. A decrease of $34 million was due to capacity contracts that have expired which we are prohibited from remarketing due to various FERC orders. Also contributing to the decrease was a $6 million fuel settlement related to our Mojave Pipeline rate case settled in the first quarter of 2002 and $4 million of higher natural gas recoveries from our customers in excess of amounts used in operations in 2002. This decrease was partially offset by $3 million of lower revenue credits under our risk sharing mechanism as a result of our inability to remarket the capacity contracts discussed above and $3 million of higher throughput based revenues from transportation to interconnecting pipelines. For further discussion of the revenue sharing provisions, see Item 1, Note 5.

     Operating expenses for the nine months ended September 30, 2003, were $125 million higher than the same period in 2002. An increase of $138 million resulted from El Paso's Western Energy Settlement discussed in Item 1, Notes 2 and 5. Also contributing to the increase was $6 million of natural gas used in operations in excess of amounts recovered in 2003, $3 million of higher depreciation expense resulting from facilities placed in service after the second quarter of 2002 and $5 million of higher taxes, other than income taxes, due to a change in an estimated business activity tax settlement and franchise tax refunds in 2002. These increases were partially offset by a decrease of $12 million due to bad debt expense recorded in 2002 related to the bankruptcy of Enron Corp., a $10 million change in an estimated settlement in 2002 related to the Carlsbad incident and $7 million due to the decrease in our estimated purchase power costs in 2003 and the conversion of certain compressors to gas from electric.

     Other income for the nine months ended September 30, 2003 was $3 million higher than the same period in 2002 due to a higher allowance for equity funds used during construction in 2003.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarter and nine months ended September 30, 2003 and 2002 (in millions):

                                                              QUARTER         NINE MONTHS
                                                               ENDED             ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                           --------------    --------------
                                                           2003     2002     2003     2002
                                                           -----    -----    -----    -----
Long term debt, including current maturities.............   $25      $20      $65      $49
Commercial paper.........................................    --        1       --        9
Other interest...........................................     1       --        2       --
Less: capitalized interest...............................    (1)      (2)      (2)      (5)
                                                            ---      ---      ---      ---
     Total interest expense..............................   $25      $19      $65      $53
                                                            ===      ===      ===      ===

 Third Quarter 2003 Compared to Third Quarter 2002

     Interest and debt expense for the quarter ended September 30, 2003, was $6 million higher than the same period in 2002 primarily due to the increase in interest expense resulting from the issuance of $355 million of long-term debt in July 2003.

 Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Interest and debt expense for the nine months ended September 30, 2003, was $12 million higher than the same period in 2002 primarily due to an increase in interest expense resulting from the issuances of $300 million of long-term debt in June 2002 and $355 million of long-term debt issued in July 2003, and decreases in interest capitalized on construction projects due to a lower capitalization base in 2003. These increases were partially offset by decreases in commercial paper interest expense due to the discontinuation of commercial paper activity in the fourth quarter of 2002.

AFFILIATED INTEREST INCOME, NET

 Third Quarter 2003 Compared to Third Quarter 2002

     Affiliated interest income, net for the quarter ended September 30, 2003, was $1 million lower than the same period in 2002 due to lower average advances to El Paso under its cash management program offset by higher interest rates. The average short-term interest rates for the third quarter increased from 1.8% in 2002 to 1.9% during the same period in 2003. The average advance balance for the third quarter of $1.2 billion in 2002 decreased to $992 million during the same period in 2003.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Affiliated interest income, net for nine months ended September 30, 2003, was $6 million lower than the same period in 2002 due to lower short-term interest rates in 2003 and lower average advances to El Paso under its cash management program. The average short-term interest rates for nine months ended decreased from 1.9% in 2002 to 1.6% during the same period in 2003. The average advance balance for the nine months ended September 30, 2002 of $1.2 billion decreased to $996 million during the same period in 2003.

INCOME TAXES

                                                                                  NINE MONTHS
                                                             QUARTER ENDED           ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                             --------------      --------------
                                                             2003      2002      2003      2002
                                                             ----      ----      ----      ----
                                                              (IN MILLIONS, EXCEPT FOR RATES)
Income taxes...........................................      $28       $24       $11       $78
Effective tax rate.....................................       39%       39%       41%       38%

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

     In July 2003, we issued $355 million of senior unsecured notes with an annual interest rate of 7.625% due 2010. Other than this issuance, there have been no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   4.A          Indenture dated as of July 21, 2003 between El Paso Natural
                Gas Company and Wilmington Trust Company, as Trustee
                (Exhibit 4.1 to our Form 8-K filed July 23, 2003).
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

b. Reports on Form 8-K

September 8, 2003........................  Filed our Computation of Ratio of
                                           Earnings to Fixed Charges for the five
                                           years ended December 31, 2002 and for the
                                           six months ended June 30, 2003 and 2002.

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

                                           EL PASO NATURAL GAS COMPANY

Date: November 10, 2003                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: November 10, 2003                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  4A.           Indenture dated as of July 21, 2003 between El Paso Natural
                Gas Company and Wilmington Trust Company, as Trustee,
                (Exhibit 4.1 to our Form 8-K filed July 23, 2003).
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.