Form 10-K
period 2003-12-31
EL PASO NATURAL GAS CO
filed 2004-03-15
CIK 31986

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Common Stock, par value $1 per share. Shares outstanding on March 15, 2004:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    4
Item 6.   Selected Financial Data.....................................    *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................    5
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995...   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 8.   Financial Statements and Supplementary Data.................   16
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   42
Item 9A.  Controls and Procedures.....................................   42

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................    *
Item 13.  Certain Relationships and Related Transactions..............    *
Item 14.  Principal Accountant Fees and Services......................   43

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   43
          Signatures..................................................   46

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day                                   MMcf    = million cubic feet
BBtu     = billion British thermal units             MMDth   = million dekatherm
Bcf      = billion cubic feet                        Tcfe    = trillion cubic feet equivalent

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our" or "ours", we are describing El Paso Natural Gas Company and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1928, and an indirect wholly owned subsidiary of El Paso Corporation (El Paso). Our primary business is the interstate transportation of natural gas. We conduct our business activities through two pipeline systems, each of which is discussed below.

     The EPNG system. The El Paso Natural Gas system consists of approximately 10,600 miles of pipeline with a winter sustainable west-flow capacity of 4,650 MMcf/d (including 120 MMcf/d related to our Phase I Line 2000 Power-up expansion which went into service on February 27, 2004) and approximately 800 MMcf/d of east-end deliverability. EPNG is currently expanding its Line 2000 system which extends from West Texas to the Arizona and California border and is expected to increase capacity by an additional 200 MMcf/d by mid-2004. During 2003, 2002 and 2001, average throughput on the EPNG system was 3,874 BBtu/d, 3,799 BBtu/d and 4,253 BBtu/d. This system delivers natural gas from the San Juan, Permian and Anadarko Basins to California, which is our single largest market, as well as markets in Arizona, Nevada, New Mexico, Oklahoma, Texas and northern Mexico.

     The Mojave system. The Mojave Pipeline system consists of approximately 400 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 2003, 2002 and 2001, average throughput on the Mojave system was 192 BBtu/d, 266 BBtu/d and 283 BBtu/d. This system connects with the EPNG and Transwestern transmission systems at Topock, Arizona, the Kern River Gas Transmission Company transmission system in California and extends to customers in the vicinity of Bakersfield, California.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission systems are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our systems operate under FERC-approved tariffs that establish rates, terms and conditions for service to our customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation;

     - certification and construction of new facilities;

     - extension or abandonment of facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and energy affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariffs are a function of our costs of providing service to our customers, including a reasonable return on our invested capital. Approximately 93 percent of our transportation services revenue is attributable to a capacity reservation (demand charge) paid by firm customers. These firm shippers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport, for the term of their contracts. The remaining 7 percent of our transportation services revenue is attributable to charges based solely on the volumes of gas actually transported on our pipeline systems. Consequently, our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline systems are also subject to federal, state and local pipeline safety and environmental statutes and regulations. We have continuing programs designed to keep all of our facilities in compliance with pipeline safety and environmental requirements. We believe that our systems are in material compliance with the applicable requirements.

     A discussion of significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     We serve major markets in the southwestern United States and California as well as northern Mexico. These have recently been among the fastest growing regions in the U.S. and Mexico; therefore the market demand for natural gas distribution as well as gas-fired electric generation capacity has experienced considerable growth. While this demand growth has slowed somewhat from the levels in 2000-2002, we expect it to continue at a slower rate. Our markets consist of distribution and industrial companies, electric generation companies, natural gas producers, other interstate and intrastate natural gas pipelines, and natural gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. Our pipeline systems connect with multiple pipelines that provide our shippers with access to diverse sources of supply and various natural gas markets serviced by these pipelines.

  PIPELINE
   SYSTEM         CUSTOMER INFORMATION            CONTRACT INFORMATION                      COMPETITION
------------  ----------------------------   -------------------------------   -------------------------------------
EPNG          Approximately 215 firm and     Approximately 215 firm            EPNG faces competition in the West
                interruptible                transportation contracts          and Southwest from other existing
              transportation                 Contracted capacity: 97%          pipelines, California storage
                customers                    Weighted average remaining        facilities and newly proposed
                                             contract term:                    pipeline and LNG projects as well as
                                               approximately 5 years           alternative energy sources that
                                                                               generate electricity such as
                                                                               hydroelectric power, nuclear, coal
              Major Customer:                                                  and fuel oil.
                Southern California Gas
                  Company                    Contract term expires in 2006.
              (1,215 BBtu/d)                 Contract terms expiring
              (93 BBtu/d)                    2004-2007.

Mojave        Approximately 35 firm and      Eight firm contracts              Mojave faces competition from other
                interruptible                Contracted capacity: 96%          existing pipelines and newly proposed
              transportation   customers     Weighted average remaining        pipeline and LNG projects as well as
                                             contract term:                    alternative energy sources that
                                               approximately 3 years           generate electricity such as
                                                                               hydroelectric power, nuclear, coal
              Major Customers:                                                 and fuel oil.
                Texaco Natural Gas Inc.
                  (185 BBtu/d)               Contract term expires in 2007.
                Burlington Resources
                  Trading Inc.
                  (76 BBtu/d)                Contract term expires in 2007.
                Los Angeles Department of
                  Water and Power
                  (50 BBtu/d)                Contract term expires in 2007.

     The combined capacity of all pipeline companies serving the California market is approximately 8.5 Bcf/d and we provide approximately 39 percent of this capacity. In 2003, the demand for interstate pipeline capacity to California averaged 4.9 Bcf/d, equivalent to approximately 57 percent of the total interstate pipeline capacity serving that state. Natural gas shipped to California across our system represented approximately 28 percent of the natural gas consumed in the state in 2003.

     A number of large natural gas consumers are electric utility companies who use natural gas to fuel electric power generation facilities. Electric power generation is the fastest growing demand sector of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation potentially benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased efficiency in generation and the use of surplus electric capacity as a result of open market access.

     Our existing contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or re-market expiring capacity at maximum rates is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future trends and volatility.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 9, 2004, we had approximately 740 full-time employees, none of whom are subject to collective bargaining arrangements.

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

ITEM 3. LEGAL PROCEEDINGS

     The fifteen California cases discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, include five filed in the Superior Court of Los Angeles County (Continental Forge Company, et al. v. Southern California Gas Company, et al., filed September 25, 2000*; Berg v. Southern California Gas Company, et al., filed December 18, 2000*; County of Los Angeles
v. Southern California Gas Company, et al., filed January 8, 2002**; The City of Los Angeles, et al. v. Southern California Gas Company, et al. and The City of Long Beach, et al. v. Southern California Gas Company, et al., both filed March 20, 2001*); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy; and John Phillip v. El Paso Merchant Energy, both filed December 13, 2000*); and two filed in the Superior Court of San Francisco County (Sweetie's et al. v. El Paso Corporation, et al., filed March 22, 2001*; and California Dairies, Inc., et al. v. El Paso Corporation, et al., filed May 21, 2001***); and one filed in the Superior Court of the State of California, County of Alameda (Dry Creek Corporation v. El Paso Natural Gas Company, et al. filed December 10, 2001**); and six filed in the Superior Court of Los Angeles County (The City of San Bernardino v. Southern California Gas Company, et al.; The City of Vernon v. Southern California Gas Company; The City of Upland v. Southern California Gas Company, et al.; Edgington Oil Company v. Southern California Gas Company, et al.; World Oil Corp. v. Southern California Gas Company, et al., filed December 27, 2002**; The City of Culver City v. Southern California Gas, et al., filed April 11, 2002); The State of Nevada et al v. El Paso Corporation, El Paso Natural Gas Company, et. al. filed November 2002 in the District Court for Clark County, Nevada**; Gus N. Bustamante v. The McGraw-Hill Companies filed in the Superior Court of California, County of Los Angeles in November 2002**.
---------------
* We have been dismissed from these cases and judgment has been entered. An appeal of that judgment is pending.
** Cases to be dismissed in conjunction with final approval of the Western Energy Settlement.
*** We have been dismissed from this case in a settlement separate from the Western Energy Settlement.

     More details on the above cases, and a description of our other legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by a subsidiary of El Paso and, accordingly, our stock is not publicly traded.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2002, we declared and paid to El Paso a non-cash dividend of non-regulated assets in the amount of $19 million. There were no common stock dividends declared during 2003.

     During late 2003 and early 2004, El Paso issued a total of 26.4 million shares of common stock pursuant to the Western Energy Settlement (WES). A discussion of the WES is included in Item 8, Financial Statements and Supplementary Data, Notes 3 and 10. El Paso contributed to us gross proceeds of approximately $195 million from the sales of its common stock, which we in turn funded to an escrow account for the benefit of the settling parties in the WES.

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

                                    GENERAL

     Our business is the interstate transportation of natural gas. Our interstate natural gas transportation systems face varying degrees of competition from other pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, nuclear, coal and fuel oil. We are regulated by the FERC which regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. As a result, our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend our existing customer contracts or re-market expiring contracted capacity at maximum rates is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the years ended December 31:

                                                               2003         2002
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  526       $  564
Operating expenses..........................................    (385)        (668)
                                                              ------       ------
  Operating income (loss)...................................     141         (104)
Other income................................................       7           --
                                                              ------       ------
  EBIT......................................................     148         (104)
Interest and debt expense...................................     (90)         (72)
Affiliated interest income..................................      20           22
Income taxes................................................     (31)          55
                                                              ------       ------
  Net income (loss).........................................  $   47       $  (99)
                                                              ======       ======
Total throughput (BBtu/d)...................................   4,066        4,065
                                                              ======       ======

OPERATING RESULTS (EBIT)

     Our EBIT for the year ended December 31, 2003 was $252 million higher than in 2002. The increase in EBIT was primarily the result of a decrease in operating expenses due to a net decrease of $272 million in Western Energy Settlement charges incurred in 2003 as compared to 2002. For a further discussion of the Western Energy Settlement, see Item 8, Financial Statements and Supplementary Data, Notes 3 and 10. In addition, our EBIT in 2003 was higher due to bad debt expense in 2002 of $12 million related to the bankruptcy of Enron Corp. and reduced corporate and legal charges of $8 million in 2003. Our EBIT results were negatively impacted by a decrease of $35 million in operating revenues in 2003 related to the expiration of capacity contracts which we were prohibited from remarketing due to various FERC orders and obligations to make capacity available to our former full requirement customers until our Line 2000 Power-up project is phased-in during 2004. Each of the capacity related items discussed below had no impact on our operating expenses in 2003. Property additions in 2003 resulted in higher depreciation expense and ad valorem taxes of $8 million and higher other income from allowances for equity funds used during construction in 2003 of $7 million. We also had higher expenses related to natural gas used in operations in excess of amounts recovered from customers of $11 million resulting in a negative impact on our 2003 EBIT.

     As discussed above and in Item 8, Financial Statements and Supplementary Data, Note 10, the FERC issued various orders related to the allocation of capacity on our EPNG system. These orders impacted our 2003 revenues and will continue to impact our future results. Based on these orders:

     - Reservation charges will be credited to our firm shippers if we fail to schedule the shipper's confirmed volumes (except in the case of force majeure, in which case partial credits will be given);

     - We must refrain from entering into any new contracts unless we can demonstrate that we have capacity available to provide the new service;

     - We refrained from remarketing turned-back capacity under contracts terminating or expiring between May 31, 2002 and May 1, 2003, because that capacity was allocated to our full requirement (FR) shippers; and

     - We are adding additional compression to our Line 2000 project increasing the capacity by 320 MMcf/d without the opportunity to recover these costs in our rates until our next rate case which will be effective January 1, 2006.

     As a result, we were unable to remarket approximately 471 MMDth/d of turned-back capacity, of which approximately 200 MMDth/d relates to capacity rejected by Enron Corp. in May 2002 in its bankruptcy proceeding and the remaining 271 MMDth/d relates to contracts that expired within the time frame specified under these orders. By order, this 471 MMDth/d of capacity was made available to converting full requirement shippers without an increase in their reservation charge obligation until January 1, 2006. At that time, we will seek to recover these costs by adjusting our rates. Prior to the rejection and expiration of this capacity, we were earning revenues on this capacity (net of revenue credits) of approximately $3.5 million per month.

     In July 2003, the FERC (i) reaffirmed its decision that our full requirements contracts must be converted to contract demand contracts effective September 1, 2003, (ii) supported our position relative to the maximum amount of capacity we can make available to our shippers and (iii) confirmed that we have honored our obligations under our existing rate settlement, our contracts, the FERC's regulations and our certificates. We were required to establish a pool of 110 MMcf/d for use by our full requirement shippers until our Line 2000 expansion project is phased into service which is expected to occur by the end of the first quarter of 2004. Effective September 1, 2003, we acquired this capacity, primarily on a permanent basis, and will be at risk for remarketing this capacity. We estimate this will reduce our revenues for the first six months of 2004 by approximately $3.9 million as compared to the first six months of 2003.

     In addition, we had risk sharing mechanisms under our most recent rate case settlement. This risk sharing period expired on December 31, 2003. Under these risk sharing mechanisms, we collected cash from our customers, refunded a portion of the cash received as required by the mechanisms and then recognized the difference as revenues over the risk sharing period. We estimate that the expiration of the risk sharing mechanisms will decrease our annual revenues by approximately $22 million. See Item 8, Financial Statements and Supplementary Data, Note 10, for a further discussion of our risk sharing mechanisms.

INTEREST AND DEBT EXPENSE

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003     2002
                                                              ----     ----
                                                              (IN MILLIONS)
Long term debt..............................................  $91      $69
Short term borrowings.......................................   --        8
Other.......................................................    2        1
Less: Capitalized interest..................................   (3)      (6)
                                                              ---      ---
  Total interest and debt expense...........................  $90      $72
                                                              ===      ===

     Interest and debt expense for the year ended December 31, 2003, was $18 million higher than in 2002. The increase in interest expense resulted from the issuances of $300 million of long-term 8.375% notes in June 2002 and $355 million of long-term 7.625% notes in July 2003, and decreases in interest capitalized on construction projects due to a lower capitalization base in 2003. These increases were partially offset by decreases in commercial paper interest expense due to the discontinuation of commercial paper borrowings in the fourth quarter of 2002.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the year ended December 31, 2003, was $2 million lower than in 2002 due to lower average advances to El Paso under the cash management program in 2003 offset by higher short-term rates in 2003 on which we earned interest. The average advance balance due from El Paso of $1.2 billion in 2002 decreased to $996 million in 2003. The average short-term interest rates increased from 1.9% in 2002 to 2% in 2003.

INCOME TAXES

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................    $31        $(55)
Effective tax rate..........................................     40%         36%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 6.

     Included in our deferred tax assets as of December 31, 2003 was $200 million related to the Western Energy Settlement. Proposed tax legislation has been introduced in the U.S. Senate which would disallow deductions for certain settlements made to or on behalf of governmental entities. If enacted, this tax legislation could impact the deductibility of the Western Energy Settlement and could result in a write-off of some or all of the associated deferred tax assets. In such event, our tax expense would increase.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have been provided by cash flow from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances to our parent as investing activities in our statement of cash flows. As of December 31, 2003, we had receivables from El Paso of $779 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within twelve months. As of December 31, 2003 these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt servicing requirements for existing operations. However, as a result of recent announcements by El Paso related to a revision of its estimates of its natural gas and oil reserves, our ability to borrow or recover the amounts advanced under El Paso's cash management program could be impacted. See Item 8, Financial Statements and Supplementary Data, Note 2 for a discussion of these matters. Our cash flows for the years ended December 31 were as follows:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 157   $ 269
Cash flows from investing activities........................   (409)    120
Cash flows from financing activities........................    275    (386)

     In a series of credit rating agency actions beginning in 2002, and contemporaneously with the downgrades of the senior unsecured indebtedness of El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements and could impede our access to capital markets in the future.

CAPITAL EXPENDITURES

     Our capital expenditures during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................  $103    $123
Expansion/Other.............................................   122      70
                                                              ----    ----
     Total..................................................  $225    $193
                                                              ====    ====

     Under our current plan, we expect to spend between approximately $120 million and $175 million in each of the next three years for capital expenditures to maintain the integrity of our pipelines and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between approximately $10 million and $70 million in each of the next three years to expand the capacity of our pipeline systems contingent upon customer commitments to the projects. We expect to fund our maintenance and expansion capital expenditures using a combination of internally generated funds and external financing.

DEBT

     As of December 31, 2003, we had long-term debt outstanding of $1,109 million, net of a $6 million discount, none of which matures within the next five years. For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 9, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 10, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2003, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

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

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is the transportation of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current transmission volumes and rates, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources such as hydroelectric power;

     - price competition;

     - drilling activity and supply availability of natural gas;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of our customer base;

     - increased cost of capital;

     - opposition to energy infrastructure development, especially in environmentally sensitive areas;

     - adverse general economic conditions;

     - expiration and/or renewal of existing interests in real property associated with our pipeline; and

     - unfavorable movements in natural gas and liquids prices.

THE REVENUES OF OUR PIPELINE BUSINESSES ARE GENERATED UNDER CONTRACTS THAT MUST BE RENEGOTIATED PERIODICALLY.

     Our revenues are generated under transportation contracts which expire periodically and must be renegotiated and extended or replaced. We cannot assure that we will be able to extend or replace our contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. For example, Southern California Gas Company, our largest customer, filed a proposal in January 2004 with the California Public Utilities Commission asking for permission to give notice to terminate certain of its transportation agreements with us by February 25, 2005, with the intent of negotiating to reduce their capacity holdings on our pipeline system as part of an effort to diversify their capacity holdings. The outcome of this proceeding is uncertain at this time. For a further discussion of these matters, see Part I, Item 1, Business -- Markets and Competition.

     In particular, our ability to extend and/or replace transportation contracts could be adversely affected by factors we cannot control, including:

     - competition by other pipelines, including the proposed construction by other companies of additional pipeline capacity or LNG terminals in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

     - reduced demand and market conditions in the areas we serve;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     Revenues generated by our contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas fired power plants. Increased prices could also result from industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies' loss of customer base. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission on our system. If natural gas prices in the supply basins connected to our pipeline systems are higher on a delivered basis to our off-system markets than delivered prices from other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Fluctuations in energy prices are caused by a number of factors, including:

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

     Further, state agencies and local governments that regulate our local distribution company customers could impose requirements that could impact demand for our services.

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

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties, and these amounts could be material. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 10.

WE FACE UNCERTAINTY RELATED TO EXPIRING REAL PROPERTY INTERESTS RELATED TO OUR PIPELINE.

     Nearly 900 miles of the north mainline of our pipeline system are currently located on property inside the Navajo Nation. We currently pay approximately $2.3 million per year for the real property interests, such as easements, leases and rights-of-way, located on Navajo Nation trust lands. These real property interests are scheduled to expire in October 2005. We are beginning negotiations with the Navajo Nation to renew these interests. The outcome of this process is uncertain but we may incur future costs arising from potential litigation or increased right-of-way fees.

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

     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

ONE CUSTOMER CONTRACTS FOR A SUBSTANTIAL PORTION OF OUR FIRM TRANSPORTATION CAPACITY.

     For 2003, contracts with Southern California Gas Company were substantial. For additional information on our contracts with Southern California Gas Company, see Part I, Item 1, Business -- Markets and

Competition and Part II, Item 8, Financial Statements and Supplementary Data,
Note 14. The loss of this customer or a decline in its credit-worthiness could adversely affect our results of operations, financial position and cash flow.

ONGOING LITIGATION AND INVESTIGATIONS REGARDING US AND EL PASO COULD SIGNIFICANTLY ADVERSELY AFFECT OUR BUSINESS.

     A listing of legal proceedings is included in Part I, Item 3, Legal Proceedings. A description of our legal proceedings and investigations is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10.

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

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook). Our senior unsecured indebtedness is rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these downgrades, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has embarked on its 2003 Long-Range Plan that, among other things, defines, El Paso's future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2003, we have net receivables of approximately $770 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 8, Financial Statements and Supplementary Data, Note 13.

     Furthermore, in February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined. El Paso has retained a law firm to conduct an internal investigation, which is ongoing. Also, as a result of the reduction in reserve estimates, several class action suits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates may also become the subject of an SEC investigation or separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 8, Financial Statements and Supplementary Data, Note 2 for a further discussion of the possible impacts of this announcement.

WE MAY BE SUBJECT TO A CHANGE OF CONTROL UNDER CERTAIN CIRCUMSTANCES.

     One of our subsidiaries is one of many subsidiary guarantors of El Paso's $3 billion revolving credit facility. In connection with its guarantee of the $3 billion revolving credit facility, the subsidiary pledged as collateral its ownership of Mojave Pipeline, its sole asset. In addition, in connection with its guarantee of El Paso's $3 billion revolving credit facility, our direct parent, El Paso EPNG Investments, L.L.C. pledged as collateral its equity interests in us. As a result, our ownership is subject to change if El Paso's lenders under the $3 billion revolving credit facility exercise rights over their collateral. El Paso EPNG Investments' equity in us and our ownership of the above-referenced subsidiary also collateralizes approximately $1 billion of other financing arrangements, including leases, letters of credit and other facilities.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the facility, which were zero as of December 31, 2003. Under the facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party. El Paso's revisions to its reserve estimates would likely result in a restatement of its historical financial statements. Any such material restatement would result in an event of default under El Paso's revolving credit facility, which could result in the acceleration of any outstanding borrowings by El Paso, and would preclude us from borrowing under the facility in the future. The acceleration of our future borrowings, if any, under the credit facility, or the inability to borrow under the credit facility, could adversely affect our liquidity position and, in turn, our financial condition.

     Furthermore, the indentures governing our long-term debt include cross-acceleration provisions. Therefore, if we borrow $25 million or more under the credit facility and such borrowings are accelerated for any reason, including the default of another party, our long-term debt could also be accelerated. The acceleration of our long-term debt could also adversely affect our liquidity position and, in turn, our financial condition.

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

WE ARE A WHOLLY OWNED DIRECT SUBSIDIARY OF EL PASO EPNG INVESTMENTS, L.L.C., A DIRECT SUBSIDIARY OF EL PASO.

     As we are an indirect subsidiary of El Paso, El Paso has substantial control over:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities, by expected maturity dates, and the fair value of those securities. The carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                      DECEMBER 31, 2003                    DECEMBER 31, 2002
                                       -----------------------------------------------   ---------------------
                                        EXPECTED FISCAL YEAR OF MATURITY OF CARRYING
                                                           AMOUNTS
                                       -----------------------------------------------   CARRYING
                                        2004     THEREAFTER     TOTAL      FAIR VALUE    AMOUNTS    FAIR VALUE
                                       ------   ------------   --------   ------------   --------   ----------
                                                                (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- fixed rate......   $  7       $   --       $    7       $    7        $ --        $ --
       Average interest rate.........    7.3%          --
       Long-term debt, including
          current portion -- fixed
          rate.......................   $ --       $1,109       $1,109       $1,132        $958        $739
       Average interest rate.........     --          7.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EL PASO NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                           2003     2002     2001
                                           -----    -----    -----
Operating revenues......................   $526     $564     $572
                                           ----     ----     ----
Operating expenses
  Operation and maintenance.............    163      173      190
  Merger-related costs..................     --       --       98
  Depreciation, depletion and
     amortization.......................     66       63       70
  Western Energy Settlement.............    127      412       --
  Gain on long lived assets.............     --       (1)      --
  Taxes, other than income taxes........     29       21       28
                                           ----     ----     ----
                                            385      668      386
                                           ----     ----     ----
Operating income (loss).................    141     (104)     186
Other income (expense)..................      7       --       (2)
Interest and debt expense...............    (90)     (72)     (87)
Affiliated interest income..............     20       22       58
                                           ----     ----     ----
Income (loss) before income taxes.......     78     (154)     155
Income taxes............................     31      (55)      60
                                           ----     ----     ----
Net income (loss).......................   $ 47     $(99)    $ 95
                                           ====     ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                            DECEMBER 31,
                                          ----------------
                                           2003      2002
                                          ------    ------
                          ASSETS
Current assets
  Cash and cash equivalents.............  $   26    $    3
  Accounts and notes receivable
    Customer, net of allowance of $18 in
      2003 and 2002.....................      71        79
    Affiliates..........................       4       432
    Other...............................       6        13
  Materials and supplies................      42        43
  Deferred income taxes.................     206        36
  Restricted cash.......................     443        --
  Other.................................      20        27
                                          ------    ------
         Total current assets...........     818       633
                                          ------    ------
Property, plant and equipment, at
  cost..................................   3,228     3,060
  Less accumulated depreciation,
    depletion and amortization..........   1,187     1,152
                                          ------    ------
         Total property, plant and
          equipment, net................   2,041     1,908
Other assets
  Note receivable from affiliate........     779       565
  Other.................................      86        83
                                          ------    ------
                                             865       648
                                          ------    ------
         Total assets...................  $3,724    $3,189
                                          ======    ======
           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...............................  $   35    $   43
    Affiliates..........................      13        33
    Other...............................       5        11
  Short-term borrowings, including
    current maturities of long-term
    debt................................       7       200
  Accrued interest......................      25        15
  Taxes payable.........................     122       133
  Contractual deposits..................      29        35
  Western Energy Settlement.............     538       100
  Other.................................      20        53
                                          ------    ------
         Total current liabilities......     794       623
                                          ------    ------
Long-term debt, less current
  maturities............................   1,109       758
                                          ------    ------
Other liabilities
  Deferred income taxes.................     386       221
  Western Energy Settlement.............      --       312
  Other.................................     113       122
                                          ------    ------
                                             499       655
                                          ------    ------
Commitments and contingencies
Stockholder's equity
  Preferred stock, 8%, par value $0.01
    per share; authorized 1,000,000
    shares; issued 500,000 shares;
    stated at liquidation value at
    December 31, 2002...................      --       350
  Common stock, par value $1 per share;
    authorized and issued 1,000
    shares..............................      --        --
  Additional paid-in capital............   1,194       715
  Retained earnings.....................     128        88
                                          ------    ------
         Total stockholder's equity.....   1,322     1,153
                                          ------    ------
         Total liabilities and
          stockholder's equity..........  $3,724    $3,189
                                          ======    ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                          2003     2002      2001
                                          -----    -----    -------
Cash flows from operating activities
Net income (loss).......................  $  47    $ (99)   $    95
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities
    Depreciation, depletion and
      amortization......................     66       63         70
    Western Energy Settlement...........    117      412         --
    Deferred income tax expense
      (benefit).........................    (12)    (113)        29
    Net gain on the sale of assets......     --       (1)        --
    Risk-sharing revenue................    (32)     (32)       (32)
    Non-cash portion of merger-related
      costs.............................     --       --         92
    Bad debt expense....................     --       12          6
    Other non-cash income items.........     (4)       2          2
    Working capital changes, net of
      non-cash transactions
       Accounts receivable..............     18       (4)        25
       Accounts payable.................    (33)      (4)        (5)
       Taxes payable....................     (9)      24         17
       Other working capital changes
         Assets.........................     (5)       4         (6)
         Liabilities....................    (30)      14         12
    Non-working capital changes
       Assets...........................      1       (1)        28
       Liabilities......................     33       (8)        (9)
                                          -----    -----    -------
         Net cash provided by operating
           activities...................    157      269        324
                                          -----    -----    -------
Cash flows from investing activities
  Additions to property, plant and
    equipment...........................   (225)    (193)      (157)
  Net proceeds from the sale of
    assets..............................     38        9         --
  Additions to restricted cash..........   (443)      --         --
  Net change in affiliated advances
    receivable..........................    221      304       (298)
                                          -----    -----    -------
         Net cash provided by (used in)
           investing activities.........   (409)     120       (455)
                                          -----    -----    -------
Cash flows from financing activities
  Net borrowings (repayments) of
    commercial paper and other current
    debt................................      7     (439)       159
  Payments to retire long-term debt.....   (200)    (215)        --
  Capital contribution from parent......    121       --         --
  Net proceeds from the issuance of
    long-term debt......................    347      296         --
  Dividends paid........................     --      (28)       (28)
                                          -----    -----    -------
         Net cash provided by (used in)
           financing activities.........    275     (386)       131
                                          -----    -----    -------
Increase in cash and cash equivalents...     23        3         --
Cash and cash equivalents
  Beginning of period...................      3       --         --
                                          -----    -----    -------
  End of period.........................  $  26    $   3    $    --
                                          =====    =====    =======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                         8%        COMMON STOCK     ADDITIONAL                  TOTAL
                                      PREFERRED   ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                        STOCK     SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                      ---------   ------   ------   ----------   --------   -------------
January 1, 2001.....................    $350      1,000     $ --      $  710       $167        $1,227
  Net income........................                                                 95            95
  Preferred stock dividends.........                                                (28)          (28)
  Allocated tax benefit of El Paso
     equity plans...................                                       4                        4
                                        ----      -----     ----      ------       ----        ------
December 31, 2001...................     350      1,000       --         714        234         1,298
  Net loss..........................                                                (99)          (99)
  Preferred stock dividends.........                                                (28)          (28)
  Allocated tax benefit of El Paso
     equity plans...................                                       1                        1
  Dividends.........................                                                (19)          (19)
                                        ----      -----     ----      ------       ----        ------
December 31, 2002...................     350      1,000       --         715         88         1,153
  Net income........................                                                 47            47
  Preferred stock dividends.........                                                 (7)           (7)
  Redemption of preferred stock.....    (350)                            359                        9
  Western Energy Settlement
     contribution...................                                     121                      121
  Allocated tax expense of El Paso
     equity plans...................                                      (1)                      (1)
                                        ----      -----     ----      ------       ----        ------
December 31, 2003...................    $ --      1,000     $ --      $1,194       $128        $1,322
                                        ====      =====     ====      ======       ====        ======

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

  Regulated Operations

     Our natural gas systems are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we currently apply the provisions of Statements of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Type of Regulation. We perform an annual study to assess the ongoing applicability of SFAS No. 71. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include capitalizing an equity return component on regulated capital projects, post retirement employee benefit plans, and other costs included in, or expected to be included in, future rates.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of an outstanding receivable balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

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

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. We capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and an allowance for funds used during construction for our regulated business as allowed by FERC. We capitalize the major units of property replacements or improvements and expense minor items. Included in our pipeline property balances are additional acquisition costs which represent the excess purchase costs associated with purchase method business combinations allocated to our regulated interstate systems. These costs are amortized on a straight-line basis over 36 years, and we do not recover these excess costs in our rates. As of December 31, 2003, we had unamortized additional acquisition costs of $69 million net of accumulated amortization of $82 million.

     We use the composite (group) method to depreciate regulated property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. For aircraft, we apply the depreciation rates to the total cost of the group until its net book value equals its salvage value. For all other property, plant and equipment we depreciate the asset to zero. Currently, our depreciation rates vary from 2 to 33 percent. Using these rates, the average remaining depreciable lives of these assets range from one to 40 years.

     When we retire regulated property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income. On non-regulated property, plant and equipment, we record a gain or loss in income for the difference between the net book value relative to the proceeds received, if any, when the asset is sold or retired.

     At December 31, 2003 and 2002, we had approximately $218 million and $146 million of construction work in progress included in our property, plant and equipment.

     As a FERC-regulated company, we capitalize a carrying cost (an allowance for funds used during construction, or AFUDC) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2003, 2002 and 2001, were $3 million, $6 million and $9 million. These amounts are included as an offset to interest expense in our income statement. The equity portion is calculated using the most recent FERC approved equity rate of return. The equity amount capitalized for the year ended December 31, 2003, was $4 million (exclusive of any tax related impacts). Equity amounts capitalized for the year ended December 31, 2002 and 2001 were immaterial. These amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity financed construction are reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments

     We evaluate our assets for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to the estimated sales price, less costs to sell. We also classify these asset or assets as either held for sale or as discontinued operations, depending on whether the asset or assets have independently determinable cash flows.

  Revenue Recognition

     Our revenues consist primarily of demand and throughput-based transportation services. We recognize demand revenues on firm contracted capacity monthly over the contract period regardless of the amount of capacity that is actually used. For throughput-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point. Revenues are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract or tariff. We are subject to FERC regulations and, as a result, revenues we collect may be refunded in a final order of a pending rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

     Through 2003, we also recorded risk sharing revenues related to our most recent rate settlement. The majority of the risk sharing amounts were collected in advance from our customers. These collections were initially deferred and are then amortized over the risk sharing period as specified in our tariff. See Note 10 for a further discussion of our rate settlement and these risk sharing provisions.

  Environmental Costs and Other Contingencies

     We record environmental liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense when clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal and state income tax returns. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal and state income taxes, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated returns. El Paso pays all consolidated U.S. federal and state income taxes directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments.

2. LIQUIDITY

     In February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revision would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined.

     A material restatement of El Paso's prior period financial statements may result in an "event of default" under El Paso's revolving credit facility and various other financing transactions; specifically under the provisions of the facility related to representations and warranties on the accuracy of its historical financial statements and its debt to total capitalization ratio. El Paso has received waivers on its revolving credit facility and two other transactions. These waivers have a condition that provides for the expiration of the waiver in thirty days, unless El Paso successfully receives waivers on other specified transactions within that time period. El Paso is pursuing these additional waivers and expects to receive them. However, if El Paso is unable to obtain these additional waivers, and there is an existing event of default, El Paso could be required to immediately repay the amounts outstanding under the revolving credit facility, and El Paso and we would be precluded from borrowing under this facility. We currently have no outstanding borrowings under the facility, have never borrowed under the facility and do not believe we will need to borrow from the facility in the future. In addition, based upon a review of the covenants and indentures of our other outstanding indebtedness, we do not believe that a default on the revolving credit facility would constitute an event of default on our other debt securities.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso under this program, and as of December 31, 2003, we had a cash advance receivable from El Paso of $779 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Non-cash write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to fall below 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt securities. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership in us and our ownership in Mojave Pipeline Company serve as collateral under El Paso's revolving credit facility and other of El Paso's borrowings. If El Paso's lenders under this facility or those borrowings were to exercise their rights to this collateral, our ownership could change and our ownership interests in Mojave could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt securities.

     If, as a result of the events described above, El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

     Finally, we have cross-acceleration provisions in our long-term debt that state that should we incur an event of default under which borrowings in excess of $25 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

3. WESTERN ENERGY SETTLEMENT

     As a result of the Western Energy Settlement discussed in Note 10, we recorded an initial pretax charge and obligation of $412 million in 2002. Upon entering the definitive agreements and during the remainder of 2003, we recorded an additional obligation and a net pretax charge in 2003 of approximately $127 million. The additional charge was primarily a result of changes in the value of the common stock to be issued in connection with the definitive settlement agreements and changes in the timing of settlement payments. During 2003, we also recorded accretion expense on the discounted Western Energy Settlement obligation of $9 million and paid other charges of $4 million both of which are included as part of operation and maintenance expense in our income statement. As of December 31, 2003, our total Western Energy settlement obligation was $538 million, all of which is reflected as a current liability since we estimate the finalization of the settlement in the next twelve months. As of December 31, 2003, $10 million of the total obligation had been paid to certain settling parties.

     El Paso established an escrow account for amounts funded by us and its affiliates until final approval of the settlement agreements. As of December 31, 2003, total amounts in this account were $443 million, which is reflected as restricted cash in our balance sheet and as an investing activity in our statement of cash flows. We funded $322 million of this account by using the majority of the net proceeds from the issuance of $355 million in senior notes in July 2003. Additionally, during the fourth quarter of 2003, El Paso issued a total of 17.6 million shares of its common stock on our behalf for $121 million, the proceeds from which were placed in the escrow account. In January 2004, El Paso issued the remaining 8.8 million shares for approximately $74 million, which was also placed in the escrow account. Future payments from this account, upon final approval of the settlement agreements, will be reflected as a reduction of our cash flow from operations.

4. ACQUISITIONS AND DIVESTITURES

     In August 2003, we announced the purchase of Copper Eagle Gas Storage, L.L.C., which is developing a natural gas storage project located outside of Phoenix, Arizona. We purchased Copper Eagle from Arizona Gas Storage, L.L.C. and APACS Holding L.L.C. Arizona Gas Storage is owned by our affiliate, GulfTerra Energy Partners, L.P. The purchase price was $12 million, and under the current terms of the purchase agreement, we paid $2.5 million in cash at the closing. In the fourth quarter of 2003, we made a payment of $2.3 million. The remaining balance at December 31, 2003 of $7 million is scheduled to be paid in three quarterly installments ending September 2004. We also acquired land for approximately $9 million that will allow for further development of that project.

     During 2003, we sold a non-pipeline asset with a net book value of approximately $38 million. Net proceeds from the sale were approximately $38 million, including approximately $8 million from our parent, and no gain or loss was recognized on the sale.

5. MERGER-RELATED COSTS

     During the year ended December 31, 2001, we incurred merger-related costs of $98 million associated with El Paso's 2001 merger with The Coastal Corporation and the relocation of our headquarters from El Paso, Texas to Colorado Springs, Colorado. Our merger-related costs include employee severance, retention and transition costs for severed employees totaling $6 million that occurred as a result of El Paso's merger-related workforce reduction and consolidation. All employee severance, retention and transition costs have been paid. Merger-related costs also include estimated net lease payments on a non-cancelable lease for office space and facility-related costs of $92 million to close our offices in El Paso and relocate our headquarters to Colorado Springs. These charges were accrued in 2001 at the time we completed our relocations and closed these offices. As of December 31, 2003, we have paid $40 million of the accrual leaving a remaining balance of $52 million. The amounts accrued will be paid over the term of the applicable non-cancelable lease agreements. Future developments, such as our ability to terminate the lease or to recover lease costs through sub-leases, could impact the accrued amounts.

6. INCOME TAXES

     The following table reflects the components of income taxes included in net income for each of the three years ended December 31:

                                                           2003      2002      2001
                                                           -----     -----     -----
                                                                 (IN MILLIONS)
Current
  Federal................................................  $  37     $  52     $  25
  State..................................................      6         6         6
                                                           -----     -----     -----
                                                              43        58        31
                                                           -----     -----     -----
Deferred
  Federal................................................    (11)     (105)       27
  State..................................................     (1)       (8)        2
                                                           -----     -----     -----
                                                             (12)     (113)       29
                                                           -----     -----     -----
          Total income taxes.............................  $  31     $ (55)    $  60
                                                           =====     =====     =====

     Our income taxes included in net income differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                              2003     2002     2001
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Income taxes at the statutory federal rate of 35%...........  $ 27     $(54)    $54
Items creating rate differences:
  State income tax, net of federal income tax effect........     3       (1)      5
  Other.....................................................     1       --       1
                                                              ----     ----     ---
Income taxes................................................  $ 31     $(55)    $60
                                                              ====     ====     ===
Effective tax rate..........................................    40%      36%     38%
                                                              ====     ====     ===

     The following are the components of our net deferred tax liability as of December 31:

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $332     $337
  Employee benefits and deferred compensation obligations...    25       21
  Regulatory and other assets...............................    89       91
                                                              ----     ----
          Total deferred tax liability......................   446      449
                                                              ----     ----
Deferred tax assets
  Western Energy Settlement.................................   200      150
  U.S. net operating loss and tax credit carryovers.........    17       17
  Other liabilities.........................................    49       97
                                                              ----     ----
          Total deferred tax asset..........................   266      264
                                                              ----     ----
Net deferred tax liability..................................  $180     $185
                                                              ====     ====

     Included in deferred tax assets are amounts related to the Western Energy Settlement. Proposed tax legislation has been introduced in the U.S. Senate which would disallow deductions for certain settlements made to or on behalf of governmental entities. If enacted, this tax legislation could impact the deductibility of the expenses related to the Western Energy Settlement and could result in a write-off of some or all of the associated deferred tax assets.

     Under El Paso's tax accrual policy, we are allocated the tax effects associated with our employees' non-qualified dispositions of employee stock purchase plan stock, the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation increased taxes payable by $1 million in 2003 and reduced taxes payable by $1 million in 2002 and $4 million in 2001. These tax effects are included in additional paid-in capital in our balance sheet.

     As of December 31, 2003, we had approximately $17 million of alternative minimum tax credits and $1 million of net operating loss carryovers available to offset future regular tax liabilities. The alternative minimum tax credits carryover indefinitely. The net operating loss carryover period ends in 2021. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

7. FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2003                     2002
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
     Balance sheet financial instruments:
       Long-term debt, including current
          maturities(1)..............................   $1,109      $1,132        $958        $739

---------------

(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     As of December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

8. REGULATORY ASSETS AND LIABILITIES

     Our regulatory assets and regulatory liabilities as of December 31, 2003 and 2002 are presented below.

                                                                        REMAINING AVERAGE
                  DESCRIPTION                       2003      2002       RECOVERY PERIOD
                  -----------                       ----      ----      -----------------
                                                    (IN MILLIONS)
Non-current regulatory assets
  Unamortized loss on reacquired debt...........    $23       $25           18 years
  Grossed-up deferred taxes on capitalized funds
     used during construction...................     15        14            Various
  Postretirement benefits(1)....................     11         9              N/A
  Under-collected state income taxes............      4         5            2 years
                                                    ---       ---
          Total non-current regulatory
            assets(2)...........................    $53       $53
                                                    ===       ===
Non-current regulatory liabilities
  Property and plant depreciation...............    $28       $22            Various
  Excess deferred federal income taxes..........      4         5            2 years
                                                    ---       ---
          Total non-current regulatory
            liabilities(2)......................    $32       $27
                                                    ===       ===

---------------

(1) This amount is not included in our rate base on which we earn a current return.

(2) Amounts are included as other non-current assets and liabilities in our balance sheet.

9. DEBT AND OTHER CREDIT FACILITIES

  Debt

     Our long-term debt outstanding consisted of the following at December 31:

                                                               2003      2002
                                                              ------     ----
                                                               (IN MILLIONS)
     6.75% Notes due 2003...................................  $   --     $200
     7.625% Notes due 2010..................................     355       --
     8.625% Debentures due 2022.............................     260      260
     7.50% Debentures due 2026..............................     200      200
     8.375% Notes due 2032..................................     300      300
                                                              ------     ----
                                                               1,115      960
  Less: Unamortized discount................................       6        2
       Current maturities...................................      --      200
                                                              ------     ----
          Total long-term debt, less current maturities.....  $1,109     $758
                                                              ======     ====

     In June 2002, we issued $300 million aggregate principal amount 8.375% notes due 2032. Proceeds were approximately $296 million, net of issuance costs.

     In July 2003, we issued $355 million of senior unsecured notes with an annual interest rate of 7.625% due 2010. Net proceeds were approximately $347 million. In November 2003, we retired $200 million of 6.75% notes due 2003.

     None of the principal amounts of our long-term debt matures in the next 5 years.

     Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $25 million cross-acceleration clause. If triggered, repayment of our long-term debt, could be accelerated.

  Letters of Credit

     In 2001, we issued $3 million of letters of credit for an unconsolidated affiliate, $2 million of which matures in April 2005. We cancelled $1 million of these letters of credit in January 2004, undrawn.

  Other Financing Arrangements

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaced El Paso's previous $3 billion revolving credit facility. El Paso's $1 billion revolving credit facility which matured in August 2003, and approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations under those arrangements to the new credit facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company (TGP) and Colorado Interstate Gas Company (CIG), are borrowers under El Paso's $3 billion revolving credit facility, and El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Mojave Pipeline Company, collateralize the credit facility and the other financing arrangements. We are only liable for amounts we directly borrow. As of December 31, 2003, $850 million was outstanding and $1.2 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which were borrowed by or issued on behalf of us. See Note 2 for a discussion regarding El Paso's possible default on the $3 billion revolving credit facility.

     We were jointly and severally liable for any outstanding amounts under El Paso's $1 billion revolving credit facility through its maturity in August 2003, and under El Paso's $3 billion revolving credit facility through August 2003.

     Under the new $3 billion revolving credit facility and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens;
(v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 13. For the year ended December 31, 2003, we were in compliance with these covenants.

10. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Western Energy Settlement. On June 26, 2003, El Paso announced that it had executed a Master Settlement Agreement, or MSA, to resolve the principal litigation relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. The MSA settles California lawsuits in state court, the California Public Utilities Commission (CPUC) proceeding at the FERC, and the California Attorney General investigation discussed herein. Parties to the settlement agreements include private class action litigants in California; the governor and lieutenant governor of California; the attorneys general of California, Washington, Oregon and Nevada; the CPUC; the California Electricity Oversight Board; the California Department of Water Resources; Pacific Gas and Electric Company (PG&E), Southern California Edison Company, five California municipalities and six non-class private plaintiffs. We are a party to the MSA and, as such, will bear a portion of the costs and obligations of the settlements, as discussed more fully below. For a discussion of the charges taken in connection with the Western Energy Settlement, see Note 3.

     The MSA is in addition to the Joint Settlement Agreement, or JSA, announced earlier in June 2003 where we agreed to provide structural relief to the settling parties. In the JSA, we agreed to do the following:

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

     In connection with the JSA, a Stipulated Judgment will be filed with the United States District Court for the Central District of California. This Stipulated Judgment provides for the enforcement of some of the obligations contained in the JSA.

     In the MSA, we agreed to the following terms:

     - We admitted to no wrongdoing;

     - We would make cash payments totaling $93.5 million for the benefit of the parties to the definitive settlement agreements subsequent to the signing of these agreements. This amount represents the originally announced $100 million cash payment less credits for amounts that have been paid to other settling parties;

     - We agreed to pay amounts equal to the proceeds from the issuance of approximately 26.4 million shares by El Paso of El Paso common stock on behalf of the settling parties. In this transaction, El Paso sold its common stock and provided the proceeds from the issuance to us through an equity contribution to satisfy this obligation; and

     - We would eliminate the originally announced 20-year obligation to pay $22 million per year in cash by depositing $250 million in escrow for the benefit of the settling parties within 180 days of the signing of the definitive settlement agreements. This prepayment eliminates any collateral that might have been required on the $22 million per year payment over the next 20 years.

     As of December 31, 2003, $443 million had been deposited into an escrow account for the benefit of the settling parties related to the items discussed above. In January 2004, we deposited an additional $74 million in the escrow account (see Note 3).

     El Paso Merchant Energy L.P. (EPME), our affiliate, was also a party to the settlement agreements and, along with El Paso, is obligated to provide a total of $1,027 million (on an undiscounted basis) under these agreements. Of this amount, $2 million will be paid by El Paso upon final approval of the definitive settlement agreements, $125 million represents a contractual price discount that will be realized over the remaining 30-month life of an existing power contract between EPME and one of the settling parties, and $900 million will be paid by EPME or El Paso in installments over the next 20 years. The long-term payment obligation is a direct obligation of El Paso and EPME and will be supported by collateral posted by El Paso's affiliates in amounts specified by the settlement agreements. We have guaranteed the payment of these obligations in the event El Paso and EPME fail to pay these amounts.

     In June 2003, in anticipation of the execution of the MSA, El Paso, the CPUC, PG&E, Southern California Edison Company, and the City of Los Angeles filed the JSA described above with the FERC in resolution of specific proceedings before that agency. In November 2003, the FERC approved the JSA with minor modifications. Our east of California shippers have filed a request for rehearing and the matter is currently pending before the FERC.

     We were named as a defendant in fifteen purported class action, municipal or individual lawsuits, filed in California state courts. These suits contend that we acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. In December 2003, the California State Court in San Diego dismissed us from seven of the fifteen class action suits and entered judgment approving the MSA. The judgment was appealed. This appeal will delay the effective date of the settlement. Seven other cases will be dismissed after the MSA becomes effective. The fifteenth lawsuit was settled in May 2003.

     In November 2002, a lawsuit was filed in the Superior Court of California, County of Los Angeles against us, as well as numerous other unrelated entities, alleging the creation of artificially high natural gas index prices via the reporting of false price and volume information. This purported class action on behalf of California consumers alleges various unfair business practices and seeks restitution, disgorgement of profits, compensatory and punitive damages, and civil fines. This lawsuit will be resolved upon approval of the Western Energy Settlement.

     In September 2001, we received a civil document subpoena from the California Attorney General, seeking information said to be relevant to the Attorney General's ongoing investigation into the high electricity prices in California. This proceeding will be resolved upon approval of the Western Energy Settlement.

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

     Proposed tax legislation has been introduced in the U.S. Senate which could impact the deductibility of the expenses related to the Western Energy Settlement. More details on its impact may be found in Note 6.

     Other Energy Market Lawsuits. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit against us. The allegations were similar to those in the California cases. On January 27, 2004, the Court dismissed the lawsuit. An appeal is likely. Our costs and legal exposure related to this lawsuit are not currently determinable.

     In January 2003, a lawsuit titled IMC Chemicals v. EPME, et al. was filed in California state court against us and our affiliates. The suit arose out of a gas supply contract between IMC Chemicals (IMCC) and EPME and sought to void the Gas Purchase Agreement between IMCC and EPME for gas purchases until December 2003. IMCC contended that EPME and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. In furtherance of its attempt to void the contract, IMCC repeated the allegations and claims of the California lawsuits described above. EPME intends to enforce the terms of the contract and counterclaim for contract damages. EPME has filed a counterclaim for contract damages in excess of $5 million. IMCC's claim is undeterminable but appears to be in excess of $20 million. Our costs and legal exposure related to this lawsuit are not currently determinable.

     Henry W. Perlman et. al. v. El Paso Corporation, El Paso Natural Gas Company, El Paso Merchant Energy, L.P., et al. A purported class action suit was filed in federal court in New York City in December 2002 alleging that the defendants manipulated California's natural gas market by manipulating the spot market of gas traded on the NYMEX. This lawsuit has been voluntarily dismissed.

     State of Arizona v. El Paso et. al. In March 2003, the State of Arizona sued us, our affiliates and other unrelated entities on behalf of Arizona consumers. The suit alleges that the defendants conspired to artificially inflate prices of natural gas and electricity during 2000 and 2001. Making allegations similar to those alleged in the California cases, the suit seeks relief similar to the California cases, but under Arizona antitrust and consumer fraud statutes. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Phelps Dodge vs. EPNG. On February 3, 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the State Court of Arizona. Plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully manipulated and inflated gas prices. Our costs and legal exposure related to this lawsuit are not currently determinable.

     Shareholder Class Action Suit. In November 2002, we were named as a defendant in a shareholder derivative suit titled Marilyn Clark v. Byron Allumbaugh, David A. Arledge, John M. Bissell, Juan Carlos Braniff, James F. Gibbons, Anthony W. Hall, Ronald L. Kuehn, J. Carleton MacNeil, Thomas McDade, Malcolm Wallop, William Wise, Joe B. Wyatt, El Paso Natural Gas Company and El Paso Merchant Energy Company filed in state court in Houston. This shareholder derivative suit generally alleges that manipulation of California gas supply and gas prices exposed our parent, El Paso, to claims of antitrust conspiracy, FERC penalties and erosion of share value. The plaintiffs have not asked for any relief with regard to us. Our costs and legal exposure related to this proceeding are not currently determinable.

     Carlsbad. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. As a result, the U.S. Department of Transportation's Office of Pipeline Safety issued a Notice of Probable Violation and Proposed Civil Penalty to us proposing a fine of $2.5 million. We have fully accrued for these fines. In October 2001, we filed a response with the Office of Pipeline Safety disputing each of the alleged violations. In December 2003, the matter was referred to the Department of Justice.

     In addition, after a public hearing conducted by the National Transportation Safety Board (NTSB) on its investigation of the Carlsbad rupture, the NTSB published its final report in April 2003. The NTSB stated that it had determined that the probable cause of the August 19, 2000 rupture was a significant reduction in pipe wall thickness due to severe internal corrosion, which occurred because our corrosion control program "failed to prevent, detect, or control internal corrosion" in the pipeline. The NTSB also determined that ineffective federal preaccident inspections contributed to the accident by not identifying deficiencies in our internal corrosion control program.

     On November 1, 2002, we received a federal grand jury subpoena for documents relating to the rupture and we cooperated fully in responding to the subpoena. That subpoena has since expired. In December 2003 and January 2004, eight current and former employees were served with testimonial subpoenas issued by the grand jury. Testimony by six of these individuals occurred in March 2004. Additional testimonial and documentary subpoenas may be issued by the grand jury.

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture and have been settled. The settlement payments were fully covered by insurance. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four of the settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas, on November 20, 2002, seeking additional sums based upon their interpretation of earlier agreements. In addition, a lawsuit entitled Baldonado et al. vs. EPNG was filed on June 30, 2003, in state court in Eddy County, New Mexico, on behalf of firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. The Baldonado lawsuit was dismissed by the court. We expect it will be appealed. Our costs and legal exposure related to the Heady and Baldonado lawsuits are currently not determinable, however, we believe these matters will be fully covered by insurance.

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June
1997). Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that they contend these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado, and removes claims as to heating content. A second class action has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Bank of America. We are a named defendant, with Burlington Resources, Inc., in two class action lawsuits styled Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et. al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. Plaintiffs contend that defendants underpaid royalties from 1983 to the present on natural gas produced from specified wells in Oklahoma through the use of below-market prices, improper deductions and transactions with affiliated companies and in other instances failed to pay or delayed in the payment of royalties on certain gas sold from these wells. The plaintiffs seek an accounting and damages for alleged royalty underpayments, plus interest from the time such amounts were allegedly due, as well as punitive damages. The plaintiffs have filed expert reports alleging damages in excess of $1 billion. While Burlington accepted our tender of defense in 1997, and had been defending the matter since that time, it has recently asserted contractual claims for indemnity against us. We believe we have substantial defenses to the plaintiffs' claims as well as to the claims for indemnity. The court has certified the plaintiff classes of royalty and overriding royalty interest owners, and the parties are proceeding with discovery.

It is anticipated that this matter will be scheduled for trial during 2004. A third action, styled Bank of America, et al v. El Paso Natural Gas and Burlington Resources Oil & Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. A class has not been certified. We believe we have substantial defenses to the plaintiffs' claims as well as to the claims for indemnity. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of December 31, 2003, we had accrued approximately $541 million for all outstanding legal matters, which is reflected in the Western Energy Settlement liability and other current liabilities on our balance sheet.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2003, we had accrued approximately $28 million for expected remediation costs at current and former sites and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Our accrual at December 31, 2003, was based on the probability of the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $54 million. Below is a reconciliation of our accrued liability as of December 31, 2003 (in millions).

Balance as of January 1, 2003...............................       $29
Additions/adjustments for remediation activities............         1
Payments for remediation activities.........................        (2)
                                                                   ---
Balance as of December 31, 2003.............................       $28
                                                                   ===

     For 2004, we estimate that our total remediation expenditures will be approximately $4 million, which primarily will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2003, we have estimated our share of the remediation costs at these sites to be between $12 million and $17 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

     CPUC Complaint Proceeding. This matter will be settled by the Western Energy Settlement. In April 2000, the CPUC filed a complaint under Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately
1.2 Bcf/d of capacity to our affiliate, EPME, raised issues of market power and violation of the FERC's marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an ALJ to address the market power issue and the affiliate issue. On November 19, 2003, in approving the JSA, FERC also vacated both of the ALJ's Initial Decisions. As discussed under the Western Energy Settlement, a request for rehearing of this order is pending.

     Systemwide Capacity Allocation Proceeding. In July 2001, several of our customers filed complaints against us at the FERC claiming that we had failed to provide appropriate service on our pipeline. As a result of the FERC's many orders in these proceedings; (i) FR shippers were required to convert from full requirements to contract demand service on September 1, 2003; (ii) firm customers were assigned specific receipt point rights in lieu of systemwide receipt point rights; (iii) reservation charges will be credited to all firm customers if we fail to schedule confirmed volumes except in cases of force majeure; in such force majeure cases, the reservation charge credits will be limited to the return and associated tax portion of our reservation rate; (iv) no new firm contract can be executed unless we can demonstrate there is adequate capacity on the system available to provide the service; (v) capacity turned-back to us from contracts that terminated or expired from May 31, 2002 and May 1, 2003, could not be remarketed because it was included in the volumes allocated to the FR shippers; and (vi) a backhaul service was established from our California delivery points for existing and new shippers. We also received certificate authority to add compression to our Line 2000 to increase our system by 320 MMcf/d without receiving cost coverage for the expansion until our next rate case (in January 2006).

     On July 9, 2003, the FERC found that we had not violated our certificates, our contractual obligations, including our obligations under the 1996 Rate Settlement (discussed below), or our tariff provisions as a result of the capacity allocations that have occurred on the system since the 1996 Rate Settlement. In addition, the FERC found we had correctly stated the capacity that is available on a firm basis for allocation among our shippers and that we had properly allocated that capacity. On a prospective basis, the FERC ordered us to set aside a pool of 110 MMcf/d of capacity for use by the converting FR shippers until the first phase of the Line 2000 Power-up expansion (discussed below) went into service (as of February 27, 2004, after which the pool of capacity has been reduced to 50 MMcf/d until the second phase of the Power-up is placed in service in mid-2004).

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

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. The settlement has certain requirements applicable to the Post-Settlement Period. These requirements include a provision which limits the rates to be charged to a portion of our contracted portfolio to a level equal to the inflation-escalated rate from the 1996 rate settlement. We are currently reviewing the definition and applicability of this future capped-rate requirement given, among other things, the customer and contract changes required by the capacity allocation proceeding discussed above. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. In addition, all of our settling customers participated in risk sharing provisions. Under these provisions, we received cash payments in total of $295 million for a portion of the risk we assumed from capacity relinquishments by our customers (primarily capacity turned back to us by Southern California Gas Company and Pacific Gas & Electric Company which represented approximately one-third of the capacity of our system) during 1996 and 1997. The cash we received was deferred, and was recognized in revenues ratably over the risk sharing period which ended December 31, 2003. As of December 31, 2003 all risk sharing revenues had been collected from customers under this provision. Amounts received for relinquished capacity sold to customers, above certain dollar levels specified in our rate settlement, obligated us to refund a portion of the excess to customers. Under this provision, we refunded a total of $46 million of 2002 revenues to customers during 2002 and the first quarter of 2003. During 2003, we established an additional refund obligation of $40 million of which $28 million has been refunded to customers as of December 31, 2003. Both the risk and revenue sharing provisions of the rate settlement expired at the end of 2003.

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

     In October 2002, pursuant to the FERC's orders in the systemwide capacity allocation proceeding, we filed with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d at an estimated capital cost of approximately $173 million for all phases of the Power-up. On June 4, 2003, the FERC issued an order approving our certificate application. On November 14, 2003, FERC denied pending requests for rehearing on its June 4 order approving the power-up. The project is currently under construction and Phase I was placed in service on February 27, 2004, adding 120 MMcf/d of compression to our system.

     There are other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure and accruals related to these matters.

 Other Matters

     Enron Bankruptcy. In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Enron North America had transportation contracts on our system. The transportation contracts have now been rejected and we have filed a proof of claim in the amount of approximately $128 million, which included $18 million for amounts due for services provided through the date the contracts were rejected and $110 million for damage claims arising from the rejection of its transportation contracts. We anticipate that Enron will vigorously oppose these claims. Given the uncertainties of Bankruptcy Court, we have fully reserved for all amounts due from Enron through the date the contracts were rejected, and we have not recognized any amounts under these contracts since the rejection date.

     While the outcome of this matter cannot be predicted with certainty, based on current information and our existing accrual, we do not expect the ultimate resolution to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to this matter, and adjust our accrual accordingly.

The impact of these changes may have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.

  Capital Commitments

     At December 31, 2003, we had capital and investment commitments of $43 million primarily relating to ongoing capital projects. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum annual rental commitments on operating leases as of December 31, 2003, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2004.....................................................        $13
   2005.....................................................         14
   2006.....................................................         14
   2007.....................................................          6
                                                                    ---
          Total.............................................        $47
                                                                    ===

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $6 million due in the future under noncancelable subleases. In addition, as part of our relocation from El Paso to Colorado Springs, we accrued these minimum lease commitments as merger-related charges. These accruals were reduced by our estimated minimum sublease rentals.

     Rental expense for operating leases for each of the years ended December 31, 2003, 2002 and 2001 was $3 million.

11. RETIREMENT BENEFITS

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

     In addition, El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with the matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. In March 2003, El Paso suspended the matching contribution. Effective July 1, 2003, El Paso began making matching contributions again at a rate of 50 percent of participant basic contributions up to 6 percent. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 13 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     We provide postretirement medical benefits for a closed group of employees who retired on or before March 1, 1986, and limited postretirement life insurance for employees who retired after January 1, 1985. As such, our obligation to accrue for other postretirement employee benefits (OPEB) is primarily limited to the fixed population of retirees who retired on or before March 1, 1986. The medical plan is pre-funded to the extent employer contributions are recoverable through rates. To the extent actual OPEB costs differ from amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $11 million to our other postretirement benefit plan in 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The benefit obligations and costs reported below, which include prescription drug coverage, do not reflect the impact of this legislation. Current accounting standards that are not yet effective may require changes to previously reported benefit information once they are finalized.

     The following table presents the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30 (the plan reporting date):

                                                              2003     2002
                                                              -----    ----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 100    $ 95
  Interest cost.............................................      7       7
  Actuarial loss............................................      9       5
  Benefits paid.............................................     (9)     (7)
                                                              -----    ----
  Benefit obligation at end of period.......................  $ 107    $100
                                                              =====    ====
Change in plan assets
  Fair value of plan assets at beginning period.............  $  60    $ 61
  Actual return on plan assets..............................      8      (5)
  Employer contributions....................................     11      11
  Benefits paid.............................................     (9)     (7)
                                                              -----    ----
  Fair value of plan assets at end of period................  $  70    $ 60
                                                              =====    ====
Reconciliation of funded status
  Under funded status as of September 30....................  $ (37)   $(40)
  Fourth quarter contributions..............................      3       3
  Unrecognized net actuarial gain...........................     32      28
  Unrecognized net transition obligation....................     15      23
                                                              -----    ----
  Prepaid benefit cost at December 31.......................  $  13    $ 14
                                                              =====    ====

     Benefit costs include the following components for the year ended December 31,:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
  Interest cost.............................................  $ 7     $ 7     $ 6
  Expected return on plan assets............................   (4)     (4)     (5)
  Amortization of net actuarial gain........................    1      --      (1)
  Amortization of transition obligation.....................    8       8       8
                                                              ---     ---     ---
  Net postretirement benefit cost...........................  $12     $11     $ 8
                                                              ===     ===     ===

     Benefit obligations are based on actuarial estimates and assumptions. The following table details the weighted average assumptions we used for our other postretirement plan for 2003, 2002 and 2001:

                                                               2003    2002    2001
                                                              ------   -----   -----
Assumptions related to benefit obligations at September 30:
  Discount rate............................................    6.00%   6.75%
Assumptions related to benefit costs at December 31:
  Discount rate............................................    6.75%   7.25%   7.75%
  Long-term rate of return on plan assets(1)...............    7.50%   7.50%   7.50%

---------------

(1) The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 15% to 17% on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.

     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.0 percent in 2003, gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
One percentage point increase
  Aggregate of service cost and interest cost...............  $ --     $  1
  Accumulated postretirement benefit obligation.............  $  8     $  8
One percentage point decrease
  Aggregate of service cost and interest cost...............  $ --     $ (1)
  Accumulated postretirement benefit obligation.............  $ (7)    $ (8)

     Other Postretirement Plan Assets. The following table provides the actual asset allocations in our postretirement plan as of September 30:

                                                              ACTUAL    ACTUAL
                                                               2003      2002
                                                              ------    ------
Equity securities...........................................     32%       37%
Debt securities.............................................     67        31
Other.......................................................      1        32
                                                                ---       ---
Total.......................................................    100%      100%

     The target allocation for the invested assets is 65% equity/35% fixed income. In late 2003, we modified our target asset allocations for our postretirement plan to increase our equity allocation to 65 percent of total plan assets. As of September 30, 2003, we had not yet adjusted our portfolio's investments to reflect this change in strategy. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.

     The primary investment objective of our plan is to ensure, that over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall in investment performance compared to investment objectives is the result of general economic and capital market conditions.

12. PREFERRED STOCK

     On April 3, 2003, El Paso contributed its 500,000 shares of our 8% preferred stock to us, including accrued dividends of $9 million. The total contribution was approximately $359 million and is reflected as additional paid in capital in our stockholder's equity. During each of the years ended December 31, 2002 and 2001, we paid $28 million in dividends on our preferred stock.

13. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surpluses and need requirements of its participating affiliates, thus minimizing total borrowing from outside sources. As of December 31, 2003 and 2002, we had advanced to El Paso $779 million and $990 million. The rate of interest at December 31, 2003 and 2002, was 2.8% and 1.5%. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of December 31, 2003 and 2002, we have classified $779 million and $565 million as non-current note receivables from affiliates. See Note 2 for a discussion of issues regarding our ongoing participation in and the collectibility of these receivables.

     At December 31, 2003 and 2002, we had other accounts receivable from affiliates of $4 million and $7 million. In addition, we had accounts payable to affiliates of $13 million at December 31, 2003, and $33 million at December 31, 2002. These balances arose in the normal course of business. As a result of El Paso's credit rating downgrades, we maintained $6 million and $5 million as of December 31, 2003 and 2002 in contractual deposits related to an affiliate's transportation contract on our EPNG system.

     During 2002, we distributed assets with net book values of $19 million to our parent through a dividend.

     We provided El Paso Merchant Energy L.P. transportation services for the years ended 2003, 2002 and 2001. We recognized revenues of $18 million, $46 million and $72 million for these periods. We entered into these transactions in the ordinary course of business and the services were based on the same terms as non-affiliates.

     El Paso allocated a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 31, 2003, 2002 and 2001, the annual charges were $52 million, $49 million and $43 million. TGP allocates payroll to us and other expenses associated with our shared pipeline services. The allocated expenses are based on the estimated level of staff and their expenses to provide the services. For the years ended 2003, 2002 and 2001, the annual charges were $8 million, $7 million and $6 million. El Paso Field Services allocated payroll and other expenses to us. During 2003, 2002 and 2001 those amounts were $9 million, $8 million and $7 million. In addition, we performed operational, financial, accounting and administrative services for, an affiliate, CIG. The amounts received for these services are recorded as reimbursement of operating expenses and for 2003, 2002 and 2001 were $13 million, $12 million and $7 million. We believe all the allocation methods are reasonable.

     The following table shows revenues and charges from our affiliates:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Revenues from affiliates....................................  $18     $46     $72
Operation and maintenance costs from affiliates.............   69      64      56
Reimbursement of operating expenses.........................   13      12       7

14. TRANSACTIONS WITH MAJOR CUSTOMER

     The following table shows revenues from our major customer for the years ended December 31:

                                                            2003      2002      2001
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Southern California Gas Company...........................  $154      $139      $135

---------------

(1) Our contracts with Southern California Gas Company include 1,215 BBtu/d which expires in 2006 and 93 BBtu/d which expires 2004 through 2007.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                              2003      2002      2001
                                                              ----      ----      ----
                                                                   (IN MILLIONS)
Interest paid, net of capitalized interest..................  $74       $75       $82
Income tax payments.........................................   51        33        14

16. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                        QUARTERS ENDED
                                    -------------------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL
                                    --------   -------   ------------   -----------   -----
                                                         (IN MILLIONS)
2003
  Operating revenues..............    $132      $134         $132          $ 128      $ 526
  Operating income (loss).........      73       (87)          91             64        141
  Net income (loss)...............      35       (63)          44             31         47
2002
  Operating revenues..............    $152      $144         $139          $ 129      $ 564
  Operating income (loss).........      82        82           75           (343)      (104)
  Net income (loss)...............      44        44           38           (225)       (99)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of El Paso Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of El Paso Natural Gas Company and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company's indirect parent, El Paso Corporation, may be in default of covenants contained in its revolving credit facility and other financing transactions. Such an event of default could have a material impact on the Company's liquidity. Certain waivers have been obtained by El Paso Corporation, however, additional waivers must be obtained and certain conditions must be satisfied to continue the effectiveness of the waivers.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2004

                                  SCHEDULE II

                          EL PASO NATURAL GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                          BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE
                                          BEGINNING     COSTS AND      OTHER                     AT END
              DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
              -----------                 ----------    ----------   ----------    ----------   ---------
2003
  Allowance for doubtful accounts.......     $ 18          $ --         $ --          $ --        $ 18
  Legal reserves........................      415           136(1)        --           (10)(3)     541
  Environmental reserves................       29             1           --            (2)         28
  Provision for refunds.................       13            40(4)                     (41)(4)      12
2002
  Allowance for doubtful accounts.......     $  6          $ 12         $ --          $ --        $ 18
  Legal reserves........................        2           423(2)        --           (10)(3)     415
  Environmental reserves................       29            --           --            --          29
  Provision for refunds.................       19            46(4)        --           (52)(4)      13
2001
  Allowance for doubtful accounts.......     $  2          $  6         $ --          $ (2)       $  6
  Legal reserves........................       --             2           --            --           2
  Environmental reserves................       25             4           --            --          29
  Provision for refunds.................       15             6           --            (2)         19

---------------

(1) Reflects charges for the Western Energy Settlement.

(2) Includes a $412 million charge for the Western Energy Settlement.

(3) Relates to payments made pursuant to the Western Energy Settlement.

(4) Relates to amounts collected and paid for our risk sharing provisions with customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Annual Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Annual Report.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Fees for the years ended December 31, 2003 and 2002 of $588,500 and $490,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of El Paso Natural Gas Company, the review of documents filed with the Securities and Exchange Commission, consents, and the issuance of comfort letters. No other audit-related, tax or other services were provided by our auditors for the years ended December 31, 2003 and 2002.

     We are an indirect wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso's Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso's pre-approval policies for audit and non-audit related services, see El Paso Corporation's proxy statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................   16
     Consolidated Balance Sheets............................   17
     Consolidated Statements of Cash Flows..................   18
     Consolidated Statements of Stockholder's Equity........   19
     Notes to Consolidated Financial Statements.............   20
     Report of Independent Auditors.........................   40

2. Financial statement schedules.

     Schedule II -- Valuation and Qualifying Accounts.......   41

     All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibit list.............................................   44

     (b) REPORTS ON FORM 8-K:

     None.

                          EL PASO NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Restated Certificate of Incorporation dated April 8, 2003
                            (Exhibit 3.A to our 2003 Second Quarter Form 10-Q).
          3.B            -- By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form
                            10-K).
          4.A            -- Indenture dated as of January 1, 1992, between El Paso
                            Natural Gas Company and Wilmington Trust Company (as
                            successor to Citibank, N.A.), as Trustee (Exhibit 4.A to
                            our 1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between El Paso
                            Natural Gas Company and Wilmington Trust Company (as
                            successor to JPMorgan Chase Bank, formerly known as The
                            Chase Manhattan Bank), as Trustee (Exhibit 4.1 to our
                            Form 8-K, filed November 13, 1996).
          4.C            -- Indenture dated as of July 21, 2003, between El Paso
                            Natural Gas Company and Wilmington Trust Company, as
                            Trustee, (Exhibit 4.1 to our Form 8-K filed July 23,
                            2003).
         10.A            -- $3,000,000,000 Revolving Credit Agreement dated as of
                            April 16, 2003 among El Paso Corporation, El Paso Natural
                            Gas Company, Tennessee Gas Pipeline Company and ANR
                            Pipeline Company, as Borrowers, the Lenders Party
                            thereto, and JPMorgan Chase Bank, as Administrative
                            Agent, ABN Amro Bank N.V. and Citicorp North America,
                            Inc., as Co-Document Agents, Bank of America, N.A. and
                            Credit Suisse First Boston, as Co-Syndication Agents,
                            J.P. Morgan Securities Inc. and Citigroup Global Markets
                            Inc., as Joint Bookrunners and Co-Lead Arrangers.
                            (Exhibit 99.1 to El Paso Corporation's Form 8-K filed
                            April 18, 2003).
         10.B            -- $1,000,000,000 Amended and Restated 3-Year Revolving
                            Credit Agreement dated as of April 16, 2003 among El Paso
                            Corporation, El Paso Natural Gas Company and Tennessee
                            Gas Pipeline Company, as Borrowers, The Lenders Party
                            thereto, and JPMorgan Chase Bank, as Administrative
                            Agent, ABN Amro Bank N.V. and Citicorp North America,
                            Inc., as Co-Document Agents, Bank of America, N.A., as
                            Syndication Agent, J.P. Morgan Securities Inc. and
                            Citigroup Global Markets Inc., as Joint Bookrunners and
                            Co-Lead Arrangers. (Exhibit 99.2 to El Paso Corporation's
                            Form 8-K filed April 18, 2003).
         10.C            -- Security and Intercreditor Agreement dated as of April
                            16, 2003 among El Paso Corporation, the persons referred
                            to therein as Pipeline Company Borrowers, the persons
                            referred to therein as Grantors, each of the
                            Representative Agents, JPMorgan Chase Bank, as Credit
                            Agreement Administrative Agent and JPMorgan Chase Bank,
                            as Collateral Agent, Intercreditor Agent, and Depository
                            Bank. (Exhibit 99.3 to El Paso Corporation's Form 8-K
                            filed April 18, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.D            -- Master Settlement Agreement dated as of June 24, 2003, by and between, on the one hand, El Paso Corporation, El
                            Paso Natural Gas Company, and El Paso Merchant Energy,
                            L.P.; and, on the other hand, the Attorney General of the
                            State of California, the Governor of the State of
                            California, the California Public Utilities Commission,
                            the California Department of Water Resources, the
                            California Energy Oversight Board, the Attorney General
                            of the State of Washington, the Attorney General of the
                            State of Oregon, the Attorney General of the State of
                            Nevada, Pacific Gas & Electric Company, Southern
                            California Edison Company, the City of Los Angeles, the
                            City of Long Beach, and classes consisting of all
                            individuals and entities in California that purchased
                            natural gas and/or electricity for use and not for resale
                            or generation of electricity for the purpose of resale,
                            between September 1, 1996 and March 20, 2003, inclusive,
                            represented by class representatives Continental Forge
                            Company, Andrew Berg, Andrea Berg, Gerald J. Marcil,
                            United Church Retirement Homes of Long Beach, Inc., doing
                            business as Plymouth West, Long Beach Brethren Manor,
                            Robert Lamond, Douglas Welch, Valerie Welch, William
                            Patrick Bower, Thomas L. French, Frank Stella, Kathleen
                            Stella, John Clement Molony, SierraPine, Ltd., John
                            Frazee and Jennifer Frazee, John W.H.K. Phillip, and Cruz
                            Bustamante (Exhibit 10.HH to our second quarter 2003 Form
                            10-Q).
         10.E            -- Joint Settlement Agreement submitted and entered into by
                            El Paso Natural Gas Company, El Paso Merchant Energy
                            Company, El Paso Merchant Energy-Gas, L.P., the Public
                            Utilities Commission of the State of California, Pacific
                            Gas & Electric Company, Southern California Edison
                            Company and the City of Los Angeles (Exhibit 10.II to our
                            second quarter 2003 Form 10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *31.A            -- Certification of Chief Executive Officer pursuant to sec.
                            302 of the Sarbanes-Oxley Act of 2002.
        *31.B            -- Certification of Chief Financial Officer pursuant to sec.
                            302 of the Sarbanes-Oxley Act of 2002.
        *32.A            -- Certification of Chief Executive Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002.
        *32.B            -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2004.

                                            EL PASO NATURAL GAS COMPANY

                                            By /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

             /s/ JOHN W. SOMERHALDER II                Chairman of the Board, Chief      March 15, 2004
-----------------------------------------------------    Executive Officer and Director
              (John W. Somerhalder II)                   (Principal Executive Officer)

                 /s/ JAMES J. CLEARY                   President and Director            March 15, 2004
-----------------------------------------------------
                  (James J. Cleary)

                 /s/ GREG G. GRUBER                    Senior Vice President, Chief      March 15, 2004
-----------------------------------------------------    Financial Officer, Treasurer
                  (Greg G. Gruber)                       and Director (Principal
                                                         Financial and Accounting
                                                         Officer)

                          EL PASO NATURAL GAS COMPANY

                                 EXHIBIT INDEX
                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.A            -- Restated Certificate of Incorporation dated April 8, 2003
                            (Exhibit 3.A to our 2003 Second Quarter Form 10-Q).
          3.B            -- By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form
                            10-K).
          4.A            -- Indenture dated as of January 1, 1992, between El Paso
                            Natural Gas Company and Wilmington Trust Company (as
                            successor to Citibank, N.A.), as Trustee (Exhibit 4.A to
                            our 1998 Form 10-K).
          4.B            -- Indenture dated as of November 13, 1996, between El Paso
                            Natural Gas Company and Wilmington Trust Company (as
                            successor to JPMorgan Chase Bank, formerly known as The
                            Chase Manhattan Bank), as Trustee (Exhibit 4.1 to our
                            Form 8-K, filed November 13, 1996).
          4.C            -- Indenture dated as of July 21, 2003, between El Paso
                            Natural Gas Company and Wilmington Trust Company, as
                            Trustee, (Exhibit 4.1 to our Form 8-K filed July 23,
                            2003).
         10.A            -- $3,000,000,000 Revolving Credit Agreement dated as of
                            April 16, 2003 among El Paso Corporation, El Paso Natural
                            Gas Company, Tennessee Gas Pipeline Company and ANR
                            Pipeline Company, as Borrowers, the Lenders Party
                            thereto, and JPMorgan Chase Bank, as Administrative
                            Agent, ABN Amro Bank N.V. and Citicorp North America,
                            Inc., as Co-Document Agents, Bank of America, N.A. and
                            Credit Suisse First Boston, as Co-Syndication Agents,
                            J.P. Morgan Securities Inc. and Citigroup Global Markets
                            Inc., as Joint Bookrunners and Co-Lead Arrangers.
                            (Exhibit 99.1 to El Paso Corporation's Form 8-K filed
                            April 18, 2003).
         10.B            -- $1,000,000,000 Amended and Restated 3-Year Revolving
                            Credit Agreement dated as of April 16, 2003 among El Paso
                            Corporation, El Paso Natural Gas Company and Tennessee
                            Gas Pipeline Company, as Borrowers, The Lenders Party
                            thereto, and JPMorgan Chase Bank, as Administrative
                            Agent, ABN Amro Bank N.V. and Citicorp North America,
                            Inc., as Co-Document Agents, Bank of America, N.A., as
                            Syndication Agent, J.P. Morgan Securities Inc. and
                            Citigroup Global Markets Inc., as Joint Bookrunners and
                            Co-Lead Arrangers. (Exhibit 99.2 to El Paso Corporation's
                            Form 8-K filed April 18, 2003).
         10.C            -- Security and Intercreditor Agreement dated as of April
                            16, 2003 among El Paso Corporation, the persons referred
                            to therein as Pipeline Company Borrowers, the persons
                            referred to therein as Grantors, each of the
                            Representative Agents, JPMorgan Chase Bank, as Credit
                            Agreement Administrative Agent and JPMorgan Chase Bank,
                            as Collateral Agent, Intercreditor Agent, and Depository
                            Bank. (Exhibit 99.3 to El Paso Corporation's Form 8-K
                            filed April 18, 2003).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.D            -- Master Settlement Agreement dated as of June 24, 2003, by and between, on the one hand, El Paso Corporation, El
                            Paso Natural Gas Company, and El Paso Merchant Energy,
                            L.P.; and, on the other hand, the Attorney General of the
                            State of California, the Governor of the State of
                            California, the California Public Utilities Commission,
                            the California Department of Water Resources, the
                            California Energy Oversight Board, the Attorney General
                            of the State of Washington, the Attorney General of the
                            State of Oregon, the Attorney General of the State of
                            Nevada, Pacific Gas & Electric Company, Southern
                            California Edison Company, the City of Los Angeles, the
                            City of Long Beach, and classes consisting of all
                            individuals and entities in California that purchased
                            natural gas and/or electricity for use and not for resale
                            or generation of electricity for the purpose of resale,
                            between September 1, 1996 and March 20, 2003, inclusive,
                            represented by class representatives Continental Forge
                            Company, Andrew Berg, Andrea Berg, Gerald J. Marcil,
                            United Church Retirement Homes of Long Beach, Inc., doing
                            business as Plymouth West, Long Beach Brethren Manor,
                            Robert Lamond, Douglas Welch, Valerie Welch, William
                            Patrick Bower, Thomas L. French, Frank Stella, Kathleen
                            Stella, John Clement Molony, SierraPine, Ltd., John
                            Frazee and Jennifer Frazee, John W.H.K. Phillip, and Cruz
                            Bustamante (Exhibit 10.HH to our second quarter 2003 Form
                            10-Q).
         10.E            -- Joint Settlement Agreement submitted and entered into by
                            El Paso Natural Gas Company, El Paso Merchant Energy
                            Company, El Paso Merchant Energy-Gas, L.P., the Public
                            Utilities Commission of the State of California, Pacific
                            Gas & Electric Company, Southern California Edison
                            Company and the City of Los Angeles (Exhibit 10.II to our
                            second quarter 2003 Form 10-Q).
         21              -- Omitted pursuant to the reduced disclosure format
                            permitted by General Instruction I to Form 10-K.
        *31.A            -- Certification of Chief Executive Officer pursuant to sec.
                            302 of the Sarbanes-Oxley Act of 2002.
        *31.B            -- Certification of Chief Financial Officer pursuant to sec.
                            302 of the Sarbanes-Oxley Act of 2002.
        *32.A            -- Certification of Chief Executive Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002.
        *32.B            -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002.