Form 10-Q
period 2004-03-31
EL PASO NATURAL GAS CO
filed 2004-05-14
CIK 31986

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Common stock, par value $1 per share. Shares outstanding on May 14, 2004:
1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   18
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   19
Item 4.   Controls and Procedures.....................................   19

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   21
Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities......................................   21
Item 3.   Defaults Upon Senior Securities.............................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21
Item 5.   Other Information...........................................   21
Item 6.   Exhibits and Reports on Form 8-K............................   21
          Signatures..................................................   22

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet
Tcfe     = trillion cubic feet equivalent

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2004      2003
                                                              ----      ----
Operating revenues..........................................  $124      $132
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    39        34
  Depreciation, depletion and amortization..................    17        17
  Taxes, other than income taxes............................     8         8
                                                              ----      ----
                                                                64        59
                                                              ----      ----
Operating income............................................    60        73
Other income, net...........................................     2         1
Interest and debt expense...................................   (22)      (20)
Affiliated interest income, net.............................     5         3
                                                              ----      ----
Income before income taxes..................................    45        57
Income taxes................................................    11        22
                                                              ----      ----
Net income..................................................  $ 34      $ 35
                                                              ====      ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   25        $   26
  Accounts and notes receivable
    Customer, net of allowance of $18 in 2004 and 2003......       73            71
    Affiliates..............................................        2             4
    Other...................................................        7             6
  Materials and supplies....................................       40            42
  Deferred income taxes.....................................      152           206
  Restricted cash...........................................      517           443
  Other.....................................................       19            20
                                                               ------        ------
         Total current assets...............................      835           818
                                                               ------        ------
Property, plant and equipment, at cost......................    3,242         3,228
  Less accumulated depreciation, depletion and
    amortization............................................    1,184         1,187
                                                               ------        ------
         Total property, plant and equipment, net...........    2,058         2,041
                                                               ------        ------
Other assets
  Notes receivable from affiliate...........................      776           779
  Other.....................................................       90            86
                                                               ------        ------
                                                                  866           865
                                                               ------        ------
         Total assets.......................................   $3,759        $3,724
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................   $   26        $   35
    Affiliates..............................................       52            13
    Other...................................................        6             5
  Short-term borrowings, including current maturities of
    long-term debt..........................................        7             7
  Accrued interest..........................................       23            25
  Taxes payable.............................................       76           122
  Contractual deposits......................................       10            29
  Western Energy Settlement.................................      538           538
  Other.....................................................        6            20
                                                               ------        ------
         Total current liabilities..........................      744           794
                                                               ------        ------
Long-term debt, less current maturities.....................    1,109         1,109
                                                               ------        ------
Other liabilities
  Deferred income taxes.....................................      360           386
  Other.....................................................      117           113
                                                               ------        ------
                                                                  477           499
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized, issued and outstanding......................       --            --
  Additional paid-in capital................................    1,267         1,194
  Retained earnings.........................................      162           128
                                                               ------        ------
         Total stockholder's equity.........................    1,429         1,322
                                                               ------        ------
         Total liabilities and stockholder's equity.........   $3,759        $3,724
                                                               ======        ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2004      2003
                                                              ----      ----
Cash flows from operating activities
  Net income................................................  $ 34      $ 35
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    17        17
     Deferred income tax expense............................    30        31
     Risk-sharing revenue...................................    --        (8)
     Other non-cash income adjustments......................    --         5
     Asset and liability changes............................   (49)      (32)
                                                              ----      ----
          Net cash provided by operating activities.........    32        48
                                                              ----      ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (36)      (38)
  Proceeds from the sale of assets..........................     1        30
  Net change in affiliate advances..........................     2       (43)
  Additions to restricted cash..............................   (74)       --
                                                              ----      ----
          Net cash used in investing activities.............  (107)      (51)
                                                              ----      ----
Cash flows from financing activities
  Capital contributions.....................................    74        --
                                                              ----      ----
          Net cash provided by financing activities.........    74        --
                                                              ----      ----
Net change in cash and cash equivalents.....................    (1)       (3)
Cash and cash equivalents
  Beginning of period.......................................    26         3
                                                              ----      ----
  End of period.............................................  $ 25      $ --
                                                              ====      ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2004, and for the quarters ended March 31, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     On May 3, 2004, El Paso announced that the results of its internal investigation confirmed that its historical financial statements should be restated to reflect its previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility, under which we are eligible to borrow (see
Note 4), and various other financings; specifically under the provisions of these arrangements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. El Paso received waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues, and these waivers continue to be effective. These waivers require that El Paso issue its December 31, 2003 financial statements by June 15, 2004. Otherwise, El Paso would need to obtain additional waivers to avoid an event of default. Based upon a review of our financing transactions, we do not believe that a default on El Paso's $3 billion revolving credit facility constitutes an event of default on our debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso under this program, and as of March 31, 2004, we had a cash advance receivable from El Paso of $776 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to exceed 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt securities. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership in us and our ownership in Mojave Pipeline Company (Mojave) serve as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under this facility or those financing transactions were to exercise their rights to this collateral, our ownership could change and our ownership interests in Mojave could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

3. WESTERN ENERGY SETTLEMENT

     In the fourth quarter of 2002, we reached preliminary settlements to resolve the principal litigation and claims relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. In the second quarter of 2003, these preliminary settlements were finalized. See Note 5 for a further discussion of the Western Energy Settlement. As of March 31, 2004, our remaining Western Energy Settlement obligation was $538 million, which is reflected as a current liability since we estimate the finalization of the settlement in the next twelve months. As of March 31, 2004, $10 million of the total obligation had been paid to certain settling parties. Upon final approval of the settlement agreements, payments related to the Western Energy Settlement will be reflected as a reduction of our cash flow from operating activities.

     El Paso has established an escrow account for amounts funded by us and its affiliates until final approval of the settlement agreements. As of March 31, 2004, total amounts funded by us in this account were $517 million. These funds are reflected as restricted cash in our balance sheet. In January 2004, El Paso issued 8.8 million shares of common stock for approximately $74 million, the net proceeds of which were contributed to us by El Paso through our direct parent and then placed in the escrow account. Payments from the escrow account related to the Western Energy Settlement will be reflected as an increase in our cash flows from investing activities.

4. CREDIT FACILITIES

  Letters of Credit

     As of December 31, 2003 we had $3 million of outstanding letters of credit for an unconsolidated affiliate, $2 million of which will mature in April 2005. In January 2004, we cancelled undrawn letters of credit in the amount of $1 million.

  Other Financing Arrangements

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company and Colorado Interstate Gas Company, are borrowers under El Paso's $3 billion revolving credit facility. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of March 31, 2004, $600 million was outstanding and $1.1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which was borrowed by or issued on behalf of us. During the fourth quarter of 2003 and the first quarter of 2004, El Paso liquidated a portion of the collateral that supported the $3 billion revolving credit facility which, reduced the borrowing availability by $42 million. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Mojave, collateralizes the $3 billion revolving credit facility and other financing arrangements including leases, letters of credit and other facilities.

     Under the $3 billion revolving credit facility and other financing arrangements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in El Paso's cash management program discussed in Note 7.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Western Energy Settlement. In June 2003, El Paso announced that it had executed a Master Settlement Agreement, or MSA, to resolve the principal litigation relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. The MSA settles California lawsuits in state court, the California Public Utilities Commission (CPUC) proceeding at the Federal Energy Regulatory Commission (FERC), and the California Attorney General investigation discussed herein. Parties to the settlement agreements include private class action litigants in California; the governor and lieutenant governor of California; the attorney generals of California, Washington, Oregon and Nevada; the CPUC; the California Electricity Oversight Board; the California Department of Water Resources; Pacific Gas and Electric Company (PG&E), Southern California Edison Company, five California municipalities and six non-class private plaintiffs. We are a party to the MSA and, as such, will bear a portion of the costs and obligations of the settlements, as discussed more fully below. For a discussion of our liabilities in connection with the Western Energy Settlement (WES), see Note 3.

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

     The MSA is in addition to the Joint Settlement Agreement, or JSA, announced earlier in June 2003 where we agreed to provide structural relief to the settling parties. In the JSA, we agreed to do the following:

     - Subject to the conditions in the settlement, (1) make 3.29 Bcf/d of primary firm pipeline capacity on our system available to California delivery points during a five year period from the date of settlement, but only if shippers sign firm contracts for 3.29 Bcf/d of capacity with California delivery points; (2) maintain facilities sufficient to physically deliver 3.29 Bcf/d to the California delivery points; and (3) not add any firm incremental load to our system that would prevent us from satisfying our obligation to provide this capacity;

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

     In connection with the JSA, a Stipulated Judgment was lodged with the United States District Court for the Central District of California on April 30, 2004, for the court's consideration. The Stipulated Judgment must be signed before the WES can become effective. It is uncertain when this may occur, but we anticipate this condition will be satisfied this year. This Stipulated Judgment provides for the enforcement of some of the obligations contained in the JSA.

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

     In June 2003, in anticipation of the execution of the MSA, El Paso, the CPUC, PG&E, Southern California Edison Company, and the City of Los Angeles filed the JSA described above with the FERC in resolution of the CPUC complaint proceeding discussed below under Rates and Regulatory Matters. In November 2003, the FERC approved the JSA with minor modifications. Our east of California shippers filed requests for rehearing which were denied by the FERC in March 2004.

     We were named as a defendant in fifteen purported class action, municipal or individual lawsuits filed in California state courts. These suits contend that we acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. In December 2003, the California State Court in San Diego dismissed us from seven of the fifteen class action suits and entered judgment approving the MSA. The judgment was appealed but the appeal has now been dismissed except as to attorney fees which do not impact us. Seven other cases will be dismissed after the MSA becomes effective. Subject to several conditions being satisfied, including the signing of the JSA, we anticipate the Western Energy Settlement to become effective later this year. The fifteenth lawsuit was settled in May 2003.

     In November 2002, a lawsuit was filed in the Superior Court of California, County of Los Angeles against us, as well as numerous other unrelated entities, alleging the creation of artificially high natural gas index prices via the reporting of false price and volume information. This purported class action on behalf of California consumers alleges various unfair business practices and seeks restitution, disgorgement of profits, compensatory and punitive damages, and civil fines. This lawsuit will be resolved when the Western Energy Settlement becomes effective.

     In September 2001, we received a civil document subpoena from the California Attorney General, seeking information said to be relevant to the Attorney General's ongoing investigation into the high electricity prices in California. This proceeding will be resolved when the Western Energy Settlement becomes effective.

     In February 2003, the state of Nevada and two individuals filed a class action lawsuit in Nevada state court naming us and a number of our affiliates as defendants. The allegations are similar to those in the California cases. The suit seeks monetary damages and other relief under Nevada antitrust and consumer protection laws. This proceeding will be resolved when the Western Energy Settlement becomes effective.

     Other Energy Market Lawsuits. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit against us. The allegations were similar to those in the California cases. In January 2004, the Court dismissed the lawsuit. In April 2004, the Court reaffirmed its previous order dismissing the plaintiffs' complaint with prejudice, but also granted the plaintiffs 45 days to amend their complaint. Our costs and legal exposure related to this lawsuit are not currently determinable.

     In January 2003, a lawsuit titled IMC Chemicals v. EPME, et al. was filed in California state court against us and our affiliates. The suit arose out of a gas supply contract between IMC Chemicals (IMCC) and EPME and sought to void the Gas Purchase Agreement between IMCC and EPME for gas purchases until December 2003. IMCC contended that EPME and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. In furtherance of its attempt to void the contract, IMCC repeated the allegations and claims of the California lawsuits described above. EPME intends to enforce the terms of the contract and has filed a counterclaim for contract damages in excess of $5 million. IMCC's claim is undeterminable but appears to be in excess of $20 million. Our costs and legal exposure related to this lawsuit are not currently determinable.

     State of Arizona v. El Paso et. al. In March 2003, the State of Arizona sued us, our affiliates and other unrelated entities on behalf of Arizona consumers. The suit alleges that the defendants conspired to artificially inflate prices of natural gas and electricity during 2000 and 2001. Making allegations similar to those alleged in the California cases, the suit seeks relief similar to the California cases, but under Arizona antitrust and consumer fraud statutes. We have filed motions to dismiss this matter which are scheduled to be heard in State Court at the end of June 2004. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     On November 1, 2002, we received a federal grand jury subpoena for documents relating to the rupture and we cooperated fully in responding to the subpoena. That subpoena has since expired. In December 2003 and January 2004, eight current and former employees were served with testimonial subpoenas issued by the grand jury. Six individuals testified in March 2004. On April 2, 2004, we and El Paso received a new federal grand jury subpoena requesting additional documents. We are cooperating fully in responding to this subpoena. We anticipate two employees will testify before the grand jury in June 2004.

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture and have been settled. The settlement payments were fully covered by insurance. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four of the settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas, on November 20, 2002, seeking additional sums based upon their interpretation of earlier agreements. In addition, a lawsuit entitled Baldonado et al. vs. EPNG was filed on June 30, 2003, in state court in Eddy County, New Mexico, on behalf of firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. The Baldonado lawsuit was dismissed by the court. It has been appealed. Our costs and legal exposure related to the Heady and Baldonado lawsuits are currently not determinable, however, we believe these matters will be fully covered by insurance.

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

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado, and removes claims as to heating content. A second class action has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Bank of America. We are a named defendant, with Burlington Resources, Inc., in two class action lawsuits styled as Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et. al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. Plaintiffs contend that defendants (i) underpaid royalties from 1983 to the present on natural gas produced from specified wells in Oklahoma (ii) took improper deductions and conducted improper transactions with affiliated companies and (iii) failed to pay or delayed the payment of royalties on certain gas sold from these wells. The plaintiffs seek an accounting and damages for alleged royalty underpayments, plus interest from the time such amounts were allegedly due, as well as punitive damages. The plaintiffs have filed expert reports alleging damages in excess of $1 billion. While Burlington accepted our tender of defense in 1997, and had been defending the matter since that time, it has recently asserted contractual claims for indemnity against us. We believe we have substantial defenses to the plaintiffs' claims as well as to the claims for indemnity. The court has certified the plaintiff classes of royalty and overriding royalty interest owners, and the parties are proceeding with discovery. In March 2004, the court dismissed all claims brought on behalf of the class of overriding royalty interest owners, but denied defendant's other motions for summary judgment. It is anticipated that this matter will be scheduled for trial during 2004. A third action, styled Bank of America, et al v. El Paso Natural Gas and Burlington Resources Oil & Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. Defendants succeeded in transferring this action to Washita County where it is pending before the same judge as the consolidated 1997 class action lawsuits. A class has not been certified. We believe we have substantial defenses to the plaintiffs' claims as well as to the claims for indemnity. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of March 31, 2004, we had accrued approximately $541 million for all outstanding legal matters, including our accrual for the Western Energy Settlement.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2004, we had accrued approximately $28 million for expected remediation costs at current and former sites and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual at March 31, 2004, was based on the probability of the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $57 million.

     For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $3 million, which primarily will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2004, we have estimated our share of the remediation costs at these sites to be between $12 million and $19 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

     CPUC Complaint Proceeding.  In April 2000, the CPUC filed a complaint under
Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPME, raised issues of market power and violation of the FERC's marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an Administrative Law Judge (ALJ) to address the market power issue and the affiliate issue. On November 19, 2003, in approving the JSA, which is part of the Western Energy Settlement, the FERC also vacated both of the ALJ's Initial Decisions. That decision was upheld by the FERC in an order issued March 30, 2004. On April 9, 2004, our East of California shippers appealed both FERC orders on this matter to the U.S. Court of Appeals for the District of Columbia.

     Systemwide Capacity Allocation Proceeding. In July 2001, several of our customers filed complaints against us at the FERC claiming that we had failed to provide appropriate service on our pipeline. As a result of the FERC's many orders in these proceedings; (i) full requirements (FR) shippers under Rate Schedule FT-1 were required to convert from full requirements to contract demand service on September 1, 2003; (ii) firm customers were assigned specific receipt point rights in lieu of systemwide receipt point rights; (iii) reservation charges will be credited to all firm customers if we fail to schedule confirmed volumes except in cases of force majeure; in such force majeure cases, the reservation charge credits will be limited to the return and associated tax portion of our reservation rate; (iv) no new firm contract can be executed unless we can demonstrate there is adequate capacity on the system available to provide the service; (v) capacity turned-back to us from contracts that terminated or expired from May 31, 2002 to May 1, 2003, could not be remarketed because it was included in the volumes allocated to the FR shippers; and (vi) a backhaul service was established from our California delivery points for existing and new shippers. We also received certificate authority to add compression to our Line 2000 Power-up project to increase our system capacity by 320 MMcf/d without receiving cost coverage for the expansion until our next rate case (in January 2006).

     On July 9, 2003, the FERC found that we had not violated our certificates, our contractual obligations, including our obligations under the 1996 Rate Settlement (discussed below), or our tariff provisions as a result of the capacity allocations that have occurred on the system since the 1996 Rate Settlement. In addition, the FERC found we had correctly stated the capacity that is available on a firm basis for allocation among our shippers and that we had properly allocated that capacity. On a prospective basis, the FERC ordered us to set aside a pool of 110 MMcf/d of capacity for use by the converting FR shippers until completion of the first phase of the Line 2000 Power-up expansion which occurred on February 27, 2004. After that the pool of capacity set aside was reduced to 50 MMcf/d until the second phase of the Power-up was placed into service on April 30, 2004.

     On July 18, 2003, the FR shippers filed an appeal of the July 9 order with the D.C. Circuit (Arizona Corporation Comm'n, et al. v. FERC, No. 03-1206) and subsequently sought a stay of the FERC's orders. The stay was denied by the court. Other parties have filed appeals of the FERC's orders some of which have been consolidated. Southwest Gas Corporation, another customer of ours, filed an appeal of these FERC Orders on April 1, 2004 with the District of Columbia Circuit. The final outcome of these appeals cannot be predicted with certainty.

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. The settlement has certain requirements applicable to the Post-Settlement Period. These requirements include a provision which limits the rates to be charged to a portion of our contracted portfolio to a level equal to the inflation-escalated rate from the 1996 rate settlement. We are currently reviewing the definition and applicability of this future capped-rate requirement given, among other things, the customer and contract changes required by the capacity allocation proceeding discussed above. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of

$10 million a year. Our settlement included both risk and revenue sharing provisions which expired at the end of 2003. We refunded $12 million in the first quarter of 2004 related to these expiring provisions.

     Line 2000 Power-up Project. In October 2002, pursuant to the FERC's orders in the systemwide capacity allocation proceeding, we filed with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d at an estimated capital cost of approximately $173 million. On June 4, 2003, the FERC issued an order approving our certificate application. On November 14, 2003, the FERC denied pending requests for rehearing on its June 4 order approving the Power-up. Phase I of the project was placed in service on February 27, 2004, adding 120 MMcf/d of compression to our system and Phase II was placed in service on April 30, 2004, adding an additional 100 MMcf/d of capacity to our system. Phase III is expected to be placed in service by mid-June 2004, adding an additional 100 MMcf/d of capacity to our system.

     There are other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and our cash flows.

 Other Matters

     Enron Bankruptcy. In December 2001, Enron Corp. (Enron) and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Enron North America had transportation contracts on our system. The transportation contracts have now been rejected and we have filed a proof of claim in the amount of approximately $128 million, which included $18 million for amounts due for services provided through the date the contracts were rejected and $110 million for damage claims arising from the rejection of its transportation contracts. We anticipate that Enron will vigorously oppose these claims. Given the uncertainties of the Bankruptcy Court, we have fully reserved for all amounts due from Enron through the date the contracts were rejected, and we have not recognized any amounts under these contracts since the rejection date.

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period October 2003 through December 2003.

     Copper Eagle Gas Storage. In August 2003, we purchased Copper Eagle Gas Storage, L.L.C., which is developing a natural gas storage facility, for approximately $12 million. We also purchased land for approximately $9 million in order to further develop the project. The storage facility is located in Arizona near an Air Force base. In April 2004, the Arizona state legislature signed a bill into law that would prevent the development of natural gas storage facilities in areas around an active military base. We are weighing whether to challenge the statute on grounds it violates the U.S. Constitution and/or is pre-empted under the Natural Gas Act. We do not believe our investment in this project is impaired at this time. However, further developments could impact this assessment.

     While the outcome of these matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and our cash flows.

6. RETIREMENT BENEFITS

     The components of our postretirement benefit costs for the quarters ended March 31 are as follows:

                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Interest costs..............................................   $ 2     $  2
Expected return on plan assets..............................    (1)      (1)
Amortization of transition obligation.......................     2        2
                                                               ---     ----
Net postretirement benefit cost.............................   $ 3     $  3
                                                               ===     ====

7. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of March 31, 2004 and December 31, 2003, we had advanced to El Paso $776 million and $779 million. The market rate of interest at March 31, 2004 was 2.5% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of March 31, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At March 31, 2004 and December 31, 2003, we had other accounts receivable from affiliates of $2 million and $4 million. Accounts payable to affiliates were $52 million and $13 million at March 31, 2004 and December 31, 2003. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $ 4      $ 4
Operations and maintenance expenses from affiliates.........    14       18
Reimbursement of operating expenses charged to affiliates...     4        3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the quarters ended March 31:

                                                               2004         2003
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  124       $  132
Operating expenses..........................................     (64)         (59)
                                                              ------       ------
  Operating income..........................................      60           73
Other income, net...........................................       2            1
                                                              ------       ------
  EBIT......................................................      62           74
Interest and debt expense...................................     (22)         (20)
Affiliated interest income, net.............................       5            3
Income taxes................................................     (11)         (22)
                                                              ------       ------
  Net income................................................  $   34       $   35
                                                              ======       ======
Total throughput (BBtu/d)...................................   3,981        4,069
                                                              ======       ======

OPERATING RESULTS (EBIT)

     The following factors contributed to our overall EBIT reduction to $62 million for the three months ended March 31, 2004 from $74 million for the three months ended March 31, 2003:

                                                                         EBIT
                                                                        IMPACT
                                                                        ------
                                                                     (IN MILLIONS)
                                                                  INCREASE/(DECREASE)
    Operating revenue items:
      Termination of customer risk sharing mechanism in December
         2003...................................................         $ (6)
      Impact of capacity obligations to former full requirements
         (FR) customers.........................................           (3)
    Operating expense and other items:
      Impact of higher natural gas prices on natural gas
         imbalances.............................................           (3)
      Impact of lower estimated power purchase costs in 2003....           (4)
      Net fuel recoveries in excess of operating requirements...            4
                                                                         ----
           Total decrease in EBIT...............................         $(12)
                                                                         ====

     The impact of the termination of our risk sharing mechanism in December 2003, reflected above, will continue to impact our comparative EBIT for the remainder of 2004. The impact of the 110 MMcf/d capacity obligation for former FR customers reflected above terminated with the completion of Phases I and II of our Line 2000 Power-up project in February and April of 2004. We are now able to re-market this capacity, however, we must demonstrate that such sales do not adversely impact our service to our firm customers and we are at risk for portions that were turned back to us on a permanently released basis.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarters ended March 31:

                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Long term debt, including current maturities................   $23      $20
Other interest..............................................    --        1
Less: capitalized interest..................................    (1)      (1)
                                                               ---      ---
     Total interest expense.................................   $22      $20
                                                               ===      ===

     Interest and debt expense for the quarter ended March 31, 2004, was $2 million higher than the same period in 2003 primarily due to the issuance in July 2003 of $355 million of 7.625% long-term notes offset by a decrease in interest expense due to the retirement of $200 million of 6.75% notes in November 2003.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended March 31, 2004, was $2 million higher than the same period in 2003 due to higher interest rates on average advances to El Paso under its cash management program offset by lower average balances of these advances. The average short-term interest rate for the first quarter increased from 1.4% in 2003 to 2.7% during the same period in 2004. The average advance balance for the first quarter of 2003 was $978 million and decreased to $774 million during the same period in 2004.

INCOME TAXES

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                   2004        2003
                                                                   ----        ----
                                                                    (IN MILLIONS,
                                                                  EXCEPT FOR RATES)
Income taxes................................................        $11         $22
Effective tax rate..........................................         24%         39%

     Our effective tax rate for the quarter ended March 31, 2003 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes. The effective tax rate for the quarter ended March 31, 2004 was lower than the statutory rate of 35 percent due to a state income tax adjustment related to the Western Energy Settlement. As of December 31, 2003, we maintained a valuation allowance on deferred tax assets related to our estimate of our ability to realize state tax benefits from the deduction of the charge we took related to the Western Energy Settlement. During the first quarter of 2004, we evaluated this allowance and now believe, based on our current estimates, that these state tax benefits will be fully realized. Consequently, we reversed our valuation allowance. Net of federal taxes, this benefit totaled approximately $6 million. Our total tax assets related to the Western Energy Settlement were $205 million as of March 31, 2004. Proposed tax legislation has been introduced in the U.S. Senate which would disallow deductions for certain settlements made to or on behalf of governmental entities. If enacted, this tax legislation could impact the deductibility of the Western Energy Settlement and could result in a write-off of some or all of the associated tax assets. In such event, our tax expense would increase.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of March 31, 2004, we had receivables from El Paso of $776 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of March 31, 2004, these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for our existing operations. However, as a result of announcements by El Paso related to the restatement of its natural gas and oil reserves, our ability to recover the amounts advanced under El Paso's cash management program could be impacted.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to exceed 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt agreements. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership in us and our ownership in Mojave serve as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under this facility or those financing transactions were to exercise their rights to this collateral, our ownership could change and our ownership interests in Mojave could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

     Our cash flows for the quarters ended March 31 were as follows:

                                                               2004    2003
                                                              ------   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $  32    $ 48
Cash flows from investing activities........................   (107)    (51)
Cash flows from financing activities........................     74      --

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $32 million for the first three months of 2004 versus $48 million in the same period of 2003. This decrease is primarily due to changes in assets and liabilities.

  Cash Flows from Investing Activities

     Net cash used in investing activities was $107 million for the first three months of 2004. In March 2004, we deposited $74 million into an escrow account for the benefit of Western Energy Settlement parties. Our investing activities also consisted of $36 million in capital expenditures.

  Cash Flows from Financing Activities

     Net cash provided by financing activities consisted of an equity contribution of $74 million from El Paso, through our direct parent, related to the sale of El Paso's common stock for the benefit of Western Energy Settlement parties.

CAPITAL EXPENDITURES

     Our capital expenditures for the quarter ended March 31, 2004 were approximately $36 million. Under our current plan, we expect to spend approximately $210 million during 2004 for capital expenditures, consisting of approximately $70 million to expand the capacity on our systems and $140 million for maintenance capital. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, subject to the factors discussed above.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

    RISK FACTORS AND CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission, from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These debt ratings will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines, its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of March 31, 2004, we have net receivables of approximately $726 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 7.

     In May 2004, El Paso announced that the results of its internal review of its natural gas and oil reserves confirmed its previous assessment that the financial statements for El Paso and its subsidiaries, El Paso CGP Company (EPCGP) and El Paso Production Holding Company (EPPH), should be restated. At this time, these restated financial statements have not been filed. Also, as a result of its reduction in reserve estimates, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates has also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the $3 billion revolving credit facility, which were zero as of March 31, 2004. Under the $3 billion revolving credit facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party, and could preclude us from borrowing under the facility in the future. We believe El Paso's announced restatement of its prior period financial statements would have constituted an event of default under the $3 billion credit facility; however, El Paso received waivers of the potential defaults on its $3 billion credit facility, which continue to be effective. See Item 1, Financial Statements, Note 2, for additional information regarding these matters. The acceleration of our future borrowings, if any, under the $3 billion revolving credit facility, or the inability to borrow under the $3 billion revolving credit facility, could adversely affect our liquidity position and, in turn, our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     We strive to maintain disclosure controls and procedures and internal controls over financial reporting that are designed to ensure that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the required timeframes, and that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In doing so, we recognize that the effectiveness of our or any system of controls and procedures is subject to limitations, including the exercise of judgment in the design, implementation and evaluation of controls and procedures, the assumptions used in identifying future events and the ability to completely eliminate misconduct. As a result, there is no assurance that our or any controls and procedures will prevent all errors and all fraud. By their nature, controls and procedures can provide only reasonable assurance regarding our control objectives.

     Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective. We are currently documenting and reviewing our internal controls to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 by December 31, 2004. While we are not aware of any items at this time that constitute material weaknesses, as that term is defined in Auditing Standards (AU) Section 325, we are identifying areas where our processes can be improved, and are actively working to implement those improvements. Furthermore, as we continue our compliance review, we may identify additional matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting. Although we have identified deficiencies in our system of internal controls over financial reporting, we do not believe these deficiencies have had, or are reasonably likely to have, a material impact on our financial statements. In addition, there have been no changes during the period in our internal controls over financial reporting that would adversely affect our ability to provide, with reasonable assurance, reliable information required in our reports submitted under the Securities Exchange Act of 1934.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *10.A.1        First Amendment to the $3,000,000,000 Revolving Credit
                Agreement and Waiver dated as of March 15, 2004 among El
                Paso Corporation, El Paso Natural Gas Company, Tennessee Gas
                Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents.
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

                                           EL PASO NATURAL GAS COMPANY

Date: May 14, 2004                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board
                                                        and Director
                                               (Principal Executive Officer)

Date: May 14, 2004                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                          EL PASO NATURAL GAS COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *10.A.1        First Amendment to the $3,000,000,000 Revolving Credit
                Agreement and Waiver dated as of March 15, 2004 among El
                Paso Corporation, El Paso Natural Gas Company, Tennessee Gas
                Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents.
 *31.A          Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B          Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *32.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.