Form 10-Q
period 2004-06-30
EL PASO NATURAL GAS CO
filed 2004-08-13
CIK 31986

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on August 13, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   19
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   20
Item 4.   Controls and Procedures.....................................   20

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   22
Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities.....................   22
Item 3.   Defaults Upon Senior Securities.............................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   22
          Signatures..................................................   24

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER ENDED    SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                             -------------    ----------------
                                                             2004    2003     2004       2003
                                                             ----    -----    -----      -----
Operating revenues.........................................  $130    $ 134    $254       $266
                                                             ----    -----    ----       ----
Operating expenses
  Operation and maintenance................................    36       52      75         86
  Gain on long-lived assets................................    (1)      --      (1)        --
  Depreciation, depletion and amortization.................    18       16      35         33
  Western Energy Settlement................................    --      146      --        146
  Taxes, other than income taxes...........................     8        7      16         15
                                                             ----    -----    ----       ----
                                                               61      221     125        280
                                                             ----    -----    ----       ----
Operating income (loss)....................................    69      (87)    129        (14)
Other income, net..........................................     1        1       3          2
Interest and debt expense..................................   (23)     (20)    (45)       (40)
Affiliated interest income, net............................     4        4       9          7
                                                             ----    -----    ----       ----
Income (loss) before income taxes..........................    51     (102)     96        (45)
Income taxes...............................................    19      (39)     30        (17)
                                                             ----    -----    ----       ----
Net income (loss)..........................................  $ 32    $ (63)   $ 66       $(28)
                                                             ====    =====    ====       ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   25        $   26
  Accounts and notes receivable
    Customer, net of allowance of $18 in 2004 and 2003......       70            71
    Affiliates..............................................       64             4
    Other...................................................       10             6
  Materials and supplies....................................       35            42
  Deferred income taxes.....................................       79           206
  Restricted cash...........................................       --           443
  Other.....................................................       18            20
                                                               ------        ------
         Total current assets...............................      301           818
                                                               ------        ------
Property, plant and equipment, at cost......................    3,280         3,228
  Less accumulated depreciation, depletion and
    amortization............................................    1,193         1,187
                                                               ------        ------
         Total property, plant and equipment, net...........    2,087         2,041
                                                               ------        ------
Other assets
  Notes receivable from affiliate...........................      688           779
  Other.....................................................       86            86
                                                               ------        ------
                                                                  774           865
                                                               ------        ------
         Total assets.......................................   $3,162        $3,724
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................   $   24        $   35
    Affiliates..............................................       15            13
    Other...................................................        5             5
  Short-term borrowings, including current maturities of
    long-term debt..........................................        7             7
  Accrued interest..........................................       25            25
  Taxes payable.............................................       39           122
  Contractual deposits......................................       11            29
  Western Energy Settlement.................................       --           538
  Other.....................................................       12            20
                                                               ------        ------
         Total current liabilities..........................      138           794
                                                               ------        ------
Long-term debt, less current maturities.....................    1,109         1,109
                                                               ------        ------
Other liabilities
  Deferred income taxes.....................................      342           386
  Other.....................................................      112           113
                                                               ------        ------
                                                                  454           499
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized, issued and outstanding......................       --            --
  Additional paid-in capital................................    1,267         1,194
  Retained earnings.........................................      194           128
                                                               ------        ------
         Total stockholder's equity.........................    1,461         1,322
                                                               ------        ------
         Total liabilities and stockholder's equity.........   $3,162        $3,724
                                                               ======        ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2004       2003
                                                              -----      -----
Cash flows from operating activities
  Net income (loss).........................................  $  66      $ (28)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............     35         33
     Deferred income tax expense............................     84         36
     Risk-sharing revenue...................................     --        (16)
     Western Energy Settlement..............................     --        136
     Other non-cash income adjustments......................     (1)         9
     Asset and liability changes............................   (664)       (57)
                                                              -----      -----
          Net cash provided by (used in) operating
           activities.......................................   (480)       113
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (76)       (99)
  Proceeds from the sale of assets..........................      1         39
  Net change in affiliate advances..........................     38        (56)
  Net change in restricted cash.............................    443         --
                                                              -----      -----
          Net cash provided by (used in) investing
           activities.......................................    406       (116)
                                                              -----      -----
Cash flows from financing activities
  Capital contributions.....................................     73         --
                                                              -----      -----
          Net cash provided by financing activities.........     73         --
                                                              -----      -----
Net change in cash and cash equivalents.....................     (1)        (3)
Cash and cash equivalents
  Beginning of period.......................................     26          3
                                                              -----      -----
  End of period.............................................  $  25      $  --
                                                              =====      =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004, and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     In May 2004, El Paso announced that the results of an independent investigation confirmed that its historical financial statements should be restated to reflect previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility, under which we are eligible to borrow (see Note 4), and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. Beginning in March 2004, El Paso received a series of waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues. In August 2004, El Paso announced that its financial statements would likely be further restated for an issue related to the manner in which it historically accounted for hedges of its natural gas production. To address the issues relating to the further restatement, on August 6, 2004, El Paso received a third waiver on its $3 billion revolving credit facility which waived any defaults related to representations and warranties of the accuracy of its historical financial statements, amended its debt to capitalization ratio, extended the filing deadline for its December 31, 2003 annual financial statements until September 30, 2004, and extended the filing deadline for its March 31, 2004 and June 30, 2004 quarterly financial statements until November 30, 2004. The August waiver to the $3 billion revolving credit facility also placed restrictions on the voluntary prepayment of El Paso's and its subsidiaries debt that matures after June 30, 2005, amended one of the defined event of default provisions and also provided that if El Paso or any of its significant subsidiaries receives or is required to provide a notice of default on any other debt or guaranty of debt that in the aggregate exceeds $100 million, El Paso will have 29 days to file its financial statements (not to go beyond September 30, 2004, in the case of its December 31, 2003 financial statements, and November 30, 2004, in the case of its March 31, 2004 and June 30, 2004 financial statements). If El Paso does not file its financial statements by these required dates, El Paso would need to obtain additional waivers to avoid an event of default. Although we are a party to El Paso's $3 billion revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. Based upon a review of our financing transactions, we believe that a default on El Paso's $3 billion revolving credit facility would not constitute an event of default on our other debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso under this program, and as of June 30, 2004, we had a cash advance receivable from El Paso of $741 million,

$688 million of which is classified as a non-current asset in our balance sheet. The remaining $53 million is classified as a current asset. Based on our current estimates of cash flows and cash flow needs under our current capital expenditure plan, we believe we will need to seek repayment of this portion of the advance in the next year. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     El Paso's ownership in us and our ownership in Mojave Pipeline Company (Mojave) serve as collateral under El Paso's $3 billion revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our ownership could change and our ownership interests in Mojave could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

     For a discussion of our obligations under the Western Energy Settlement agreement that could have an impact on our liquidity, see Note 5.

     Finally, we have cross-acceleration provisions in our long-term debt agreements that state that should we incur an event of default under which borrowings in excess of $25 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

3. WESTERN ENERGY SETTLEMENT

     In the fourth quarter of 2002, we reached preliminary settlement to resolve the principal litigation and claims relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. In the second quarter of 2003, the preliminary settlement was finalized and in June 2004, we received final approval of the settlement. Prior to final approval, El Paso had established an escrow account for certain amounts related to the settlement. As of December 31, 2003, $443 million had been deposited by us into this account and an additional $73 million was deposited in January 2004. Upon final approval of the settlement in June, these amounts were released by El Paso to the Western Energy Settlement parties. We also paid an additional $22 million, the total of which satisfied our $538 million obligation under this settlement. Release of funds by El Paso on our behalf from the escrow account are reflected as an increase in our cash flows from investing activities. The release of funds to satisfy our Western Energy Settlement liability has been reflected as a reduction of our cash flow from operating activities. See Note 5 for a further discussion of the Western Energy Settlement.

4. CREDIT FACILITIES

  Letters of Credit

     As of June 30, 2004 we had $1 million of outstanding letters of credit on behalf of various unconsolidated affiliates, which are subsidiaries of El Paso. These letters of credit will mature in April 2005.

  Other Financing Arrangements

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company and Colorado Interstate Gas Company, are borrowers under the $3 billion revolving credit facility. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of June 30, 2004, $600 million was outstanding and $1.1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which was borrowed by or issued on our behalf. During the fourth quarter of 2003 and the first quarter of 2004, El Paso liquidated a portion of the collateral that supported the $3 billion revolving credit facility, which reduced the borrowing availability by $42 million. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Mojave, collateralizes the $3 billion revolving credit facility and $303 million of other financing arrangements including leases, letters of credit and other credit facilities.

     Under the $3 billion revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in El Paso's cash management program discussed in Note 7.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Western Energy Settlement. In June 2003, El Paso announced that it had executed a Master Settlement Agreement, or MSA, to resolve the principal litigation relating to the sale or delivery of natural gas and/or electricity to or in the Western United States. The MSA became effective in June 2004. The MSA, along with additional separate settlement agreements, settle California lawsuits in state court, the California Public Utilities Commission (CPUC) proceeding at the Federal Energy Regulatory Commission (FERC), and the California Attorney General investigation discussed herein. Parties to the settlement agreements include private class action litigants in California; the governor and lieutenant governor of California; the attorneys general of California, Washington, Oregon and Nevada; the CPUC; the California Electricity Oversight Board; the California Department of Water Resources; Pacific Gas and Electric Company (PG&E), Southern California Edison Company, five California municipalities and six non-class private plaintiffs.

     As a party to the settlement agreements, we bear a portion of the costs and obligations of the settlements, as discussed more fully below. In the agreements, we agreed to the following:

     - We admitted to no wrongdoing;

     - We released approximately $344 million for the benefit of the parties to the definitive settlement agreements; and

     - We paid amounts equal to the proceeds of $195 million from the issuance of approximately 26.4 million shares by El Paso of El Paso common stock on behalf of the settling parties. In this transaction, El Paso sold its common stock and provided the proceeds from the issuance to us through an equity contribution to satisfy this obligation.

     The MSA is in addition to a Joint Settlement Agreement, or JSA, announced earlier in June 2003 where we agreed to provide structural relief to the settling parties. In the JSA, we agreed to do the following:

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

     - Construct a new 320 MMcf/d, Line 2000 Power-up expansion project, and forgo recovery of the cost of service of this expansion until our next rate case before the FERC;

     - Clarify the rights of Northern California shippers to recall some of our system capacity (Block II capacity) to serve markets in PG&E's service area; and

     - With limited exceptions, bar any of our affiliated companies from obtaining additional firm capacity on our pipeline system during a five year period from the effective date of the settlement.

     In June 2003, in anticipation of the execution of the MSA, El Paso, the CPUC, PG&E, Southern California Edison Company, and the City of Los Angeles filed the JSA described above with the FERC in resolution of the CPUC complaint proceeding discussed below under Rates and Regulatory Matters. In November 2003, the FERC approved the JSA with minor modifications. Our east of California shippers filed requests for rehearing which were denied by the FERC in March 2004. Certain shippers have appealed the FERC's ruling to the U.S. Court of Appeals for the District of Columbia.

     El Paso Merchant Energy, L.P. (EPME), our affiliate, and El Paso are also parties to the MSA and the separate settlement agreements, and were obligated to pay a total of $1,027 million (on an undiscounted basis) under these settlement agreements. In June 2004, El Paso made payments of approximately $14 million, which were net of a $12 million discount for prepayment of a portion of its 20 year cash installment obligation, satisfying $26 million of its obligation, and EPME released approximately $50 million. The remaining obligation consists of El Paso's $876 million settlement obligation, which will be paid in installments over the next 20 years, and EPME's $75 million in contractual price discounts that will be realized over the remaining 18 month life of an existing power contract with one of the settling parties. The long-term payment obligation is a direct obligation of El Paso and EPME and will be supported by collateral posted by El Paso's affiliates in amounts specified by the settlement agreements. We have guaranteed the payment of these obligations in the event El Paso and EPME fail to pay these amounts.

     Other Energy Market Lawsuits. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit against us. The allegations were similar to those in the California cases. In January 2004, the Court dismissed the lawsuit. In April 2004, the Court reaffirmed its previous order dismissing the plaintiffs' complaint with prejudice, but also granted the plaintiffs 45 days to amend their complaint. Plaintiffs have filed an amended complaint in district court, and we have filed a new motion to dismiss, as have other defendants. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     State of Arizona v. El Paso et. al. In March 2003, the State of Arizona sued us, our affiliates and other unrelated entities on behalf of Arizona consumers. The suit alleges that the defendants conspired to artificially inflate prices of natural gas and electricity during 2000 and 2001. Making allegations similar to those alleged in the California cases, the suit seeks relief similar to the California cases, but under Arizona antitrust and consumer fraud statutes. We have filed motions to dismiss this matter which are scheduled to be heard in state court. Our costs and legal exposure related to this lawsuit are not currently determinable.

     Phelps Dodge vs. EPNG. On February 3, 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. Plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully manipulated and inflated gas prices. We removed this lawsuit to the US District Court for the District of Arizona. Plaintiffs have filed a motion to return the matter to state court which we have opposed. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     On November 1, 2002, we received a federal grand jury subpoena for documents relating to the rupture and we cooperated fully in responding to the subpoena. That subpoena has since expired. In December 2003 and January 2004, eight current and former employees were served with testimonial subpoenas issued by the grand jury. Six individuals testified in March 2004. On April 2, 2004, we and El Paso received a new federal grand jury subpoena requesting additional documents. We are cooperating fully in responding to this subpoena. Two additional employees testified before the grand jury in June 2004.

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture and have been settled. The settlement payments were fully covered by insurance. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four of the settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas, on November 20, 2002, seeking additional sums based upon their interpretation of earlier settlement agreements. A settlement agreement has been signed resolving all issues with these parties and the case has been dismissed. In addition, a lawsuit entitled Baldonado et al. v. EPNG was filed on June 30, 2003, in state court in Eddy County, New Mexico, on behalf of 23 firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court. It has been appealed. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable, however, we believe these matters will be fully covered by insurance.

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of June 30, 2004, we had accrued approximately $3 million for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2004, we had accrued approximately $30 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual at June 30, 2004, was based on the probability of the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $58 million. Below is a reconciliation of our accrued liability as of June 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $ 28
Additions / adjustments for remediation activities..........     2
                                                              ----
Balance as of June 30, 2004.................................  $ 30
                                                              ====

     For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $3 million, which primarily will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2004, we have estimated our share of the remediation costs at these sites to be between $13 million and $20 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

     CPUC Complaint Proceeding.  In April 2000, the CPUC filed a complaint under
Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPME, raised issues of market power and violation of the FERC's marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an Administrative Law Judge (ALJ) to address the market power issue and the affiliate issue. On November 19, 2003, in approving the JSA, which is part of the Western Energy Settlement, the FERC also vacated both of the ALJ's Initial Decisions. That decision was upheld by the FERC in an order issued March 30, 2004. Certain shippers appealed both FERC orders on this matter to the U.S. Court of Appeals for the District of Columbia.

     Systemwide Capacity Allocation Proceeding. In July 2001, several of our customers filed complaints against us at the FERC claiming that we had failed to provide appropriate service on our pipeline. As a result of the FERC's many orders in these proceedings; (i) full requirements (FR) shippers under Rate Schedule FT-1 were required to convert from full requirements to contract demand service on September 1, 2003; (ii) firm customers were assigned specific receipt point rights in lieu of systemwide receipt point rights; (iii) reservation charges will be credited to all firm customers if we fail to schedule confirmed volumes except in cases of force majeure; in such force majeure cases, the reservation charge credits will be limited to the return and associated tax portion of our reservation rate; (iv) no new firm contracts can be executed unless we can demonstrate there is adequate capacity on the system available to provide the service; (v) capacity turned-back to us from contracts that terminated or expired from May 31, 2002 to May 1, 2003, could not be remarketed because it was included in the volumes allocated to the FR shippers; and (vi) a backhaul service was established from our California delivery points for existing and new shippers. We also received certificate authority to add compression to our Line 2000 Power-up project to increase our system capacity by 320 MMcf/d without receiving cost coverage for the expansion until our next rate case (in January 2006).

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

     On July 18, 2003, the FR shippers filed an appeal of the July 9 order with the D.C. Circuit (Arizona Corporation Comm'n, et al. v. FERC, No. 03-1206) and subsequently sought a stay of the FERC's orders. The stay was denied by the court. Other parties have filed appeals of the FERC's orders some of which have been consolidated. Southwest Gas Corporation, another customer of ours, filed an appeal of these FERC Orders on April 1, 2004 with the District of Columbia Circuit. The appeal has now been fully briefed by the parties. The final outcome of these appeals cannot be predicted with certainty.

     Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. The settlement has certain requirements applicable to the Post-Settlement Period. These requirements include a provision which limits the rates to be charged to a portion of our contracted portfolio to a level equal to the inflation-escalated rate from the 1996 rate settlement. We are currently reviewing the definition and applicability of this future capped-rate requirement given, among other things, the contract changes required by the capacity allocation proceeding discussed above. We have the right to increase or decrease our base rates if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. Our settlement included both risk and revenue sharing provisions which expired at the end of 2003. We refunded $12 million in the first quarter of 2004 related to these expiring provisions.

     Line 2000 Power-up Project. In October 2002, pursuant to the FERC's orders in the systemwide capacity allocation proceeding, we filed with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d. On June 4, 2003, the FERC issued an order approving our certificate application. On November 14, 2003, the FERC denied pending requests for rehearing on its June 4 order approving the Power-up. Phase I of the project was placed in service on February 27, 2004, adding 120 MMcf/d of compression to our system and Phase II was placed in service on April 30, 2004, adding an additional 100 MMcf/d of capacity to our system. Phase III was placed in service in mid-June 2004, adding an additional 100 MMcf/d of capacity to our system.

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

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003.

     Copper Eagle Gas Storage. In August 2003, we purchased Copper Eagle Gas Storage, L.L.C., which is developing a natural gas storage facility, for approximately $12 million. We also purchased land for approximately $9 million in order to further develop the project. The storage facility is located in Arizona near an Air Force base. In April 2004, the Arizona state legislature signed a bill into law that would prevent the development of natural gas storage facilities in areas around an active military base. We are considering whether to challenge the statute on grounds it violates the U.S. Constitution and/or is pre-empted under the Natural Gas Act. We do not believe our investment in this project, which totaled $23 million at June 30, 2004, is impaired at this time. However, further developments could impact this assessment.

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

6. RETIREMENT BENEFITS

     The components of our postretirement benefit costs for the periods ended June 30 are as follows:

                                                           QUARTER ENDED        SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          ---------------       -----------------
                                                          2004       2003       2004        2003
                                                          ----       ----       -----       -----
                                                                       (IN MILLIONS)
Interest costs.........................................   $ 1        $ 1         $ 3         $ 3
Expected return on plan assets.........................    (1)        (1)         (2)         (2)
Amortization of transition obligation..................     2          2           4           4
Amortization of loss...................................     1          1           1           1
                                                          ---        ---         ---         ---
Net postretirement benefit cost........................   $ 3        $ 3         $ 6         $ 6
                                                          ===        ===         ===         ===

7. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of June 30, 2004 and December 31, 2003, we had advanced to El Paso $741 million and $779 million. The interest rate at June 30, 2004 was 2.4% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of June 30, 2004 and December 31, 2003, we have classified $688 million and $779 million of these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At June 30, 2004 and December 31, 2003, we had other accounts receivable from affiliates of $11 million and $4 million. In addition, we had accounts payable to affiliates of $15 million and $13 million at June 30, 2004 and December 31, 2003. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the periods ended June 30:

                                                           QUARTER ENDED        SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          ---------------       -----------------
                                                          2004       2003       2004        2003
                                                          ----       ----       -----       -----
                                                                       (IN MILLIONS)
Revenues from affiliates...............................   $ 5        $ 5         $ 9         $ 9
Operations and maintenance expenses from affiliates....    14         19          28          37
Reimbursement of operating expenses charged to
  affiliates...........................................     3          3           7           6

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

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                      QUARTER ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                    ------------------      ------------------
                                                     2004        2003        2004        2003
                                                    ------      ------      ------      ------
                                                       (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues................................  $  130      $  134      $  254      $  266
Operating expenses................................     (61)       (221)       (125)       (280)
                                                    ------      ------      ------      ------
  Operating income................................      69         (87)        129         (14)
Other income, net.................................       1           1           3           2
                                                    ------      ------      ------      ------
  EBIT............................................      70         (86)        132         (12)
Interest and debt expense.........................     (23)        (20)        (45)        (40)
Affiliated interest income, net...................       4           4           9           7
Income taxes......................................     (19)         39         (30)         17
                                                    ------      ------      ------      ------
  Net income......................................  $   32         (63)     $   66      $  (28)
                                                    ======      ======      ======      ======
Total throughput (BBtu/d).........................   4,152       3,925       4,067       3,997
                                                    ======      ======      ======      ======

OPERATING RESULTS (EBIT)

     The following factors contributed to our overall EBIT increase of $156 million and $144 million for the three months and six months ended June 30, 2004 as compared to the same periods in 2003:

                                                                            EBIT IMPACT
                                                                  --------------------------------
                                                                  QUARTER ENDED   SIX MONTHS ENDED
                                                                     JUNE 30          JUNE 30
                                                                  -------------   ----------------
                                                                           (IN MILLIONS)
                                                                        INCREASE/(DECREASE)
    Operating revenue items:
      Termination of customer risk sharing mechanism in December
         2003...................................................      $ (6)              (12)
      Impact of capacity obligations to former full requirements
         (FR) customers.........................................        (1)               (4)
      Net fuel recoveries from customers in excess of gas used
         in 2004................................................         7                10
      Other revenue items impacting EBIT........................        (4)               (6)

    Operating expense and other items:
      Western Energy Settlement in 2003.........................       154               154
      Environmental insurance claim settlements.................         6                 4
      Net fuel operating requirements in excess of recoveries in
         2003...................................................         3                 4
      Impact of lower power purchase costs in 2003..............        --                (4)
      Impact of higher natural gas prices on natural gas
         imbalances.............................................        --                (3)
      Other items impacting EBIT................................        (3)                1
                                                                      ----              ----
           Total increase in EBIT...............................      $156              $144
                                                                      ====              ====

     The impact of the termination of our risk sharing mechanism in December 2003, reflected above, will continue to impact our comparative EBIT for the remainder of 2004. The impact of the 110 MMcf/d capacity obligation for former FR customers reflected above terminated with the completion of Phases I, II and III of our Line 2000 Power-up project in February, April and June of 2004. We are now able to re-market this capacity; however, we must demonstrate that such sales do not adversely impact our service to our firm customers and we are at risk for portions that were turned back to us on a permanently released basis.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the periods ended June
30:

                                                      QUARTER ENDED     SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                      -------------     -----------------
                                                      2004     2003     2004        2003
                                                      ----     ----     -----       -----
                                                                 (IN MILLIONS)
Long term debt, including current maturities........  $24      $20       $47         $40
Other interest......................................   --       --        --           1
Less: capitalized interest..........................   (1)      --        (2)         (1)
                                                      ---      ---       ---         ---
     Total interest and debt expense................  $23      $20       $45         $40
                                                      ===      ===       ===         ===

     Interest and debt expense for the quarter and six months ended June 30, 2004, was $3 million and $5 million higher than the same periods in 2003 primarily due to the issuance in July 2003 of $355 million of 7.625% long-term notes offset by a decrease in interest expense due to the retirement of $200 million of 6.75% notes in November 2003.

AFFILIATED INTEREST INCOME, NET

  Second Quarter 2004 Compared to Second Quarter 2003

     Affiliated interest income, net for the quarter ended June 30, 2004, changed by less than a $1 million from the same period in 2003 despite having an increase in short-term interest rates in 2004. The average advance balance due from El Paso of $1 billion for the second quarter of 2003 decreased to $774 million in 2004. The average short-term interest rates for the second quarter increased from 1.3% in 2003 to 2.3% in 2004.

  Six Months Ended 2004 Compared to Six Months Ended 2003

     Affiliated interest income, net for the six months ended June 30, 2004, was $2 million higher than the same period in 2003 due to higher short-term interest rates in 2004 partially offset by lower average advances to El Paso under our cash management program in 2004. The average advance balance due from El Paso of $998 million for the six months of 2003 decreased to $768 million in 2004. The average short-term interest rates increased from 1.4% in 2003 to 2.5% in 2004.

INCOME TAXES

                                                           QUARTER ENDED       SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                           --------------      ----------------
                                                           2004      2003      2004       2003
                                                           ----      ----      ----       ----
                                                             (IN MILLIONS, EXCEPT FOR RATES)
Income taxes.............................................  $19       $(39)      $30       $(17)
Effective tax rate.......................................   37%        38%       31%        38%

     Our effective tax rate for the quarters ended June 30, 2004 and 2003 and for the six months ended June 30, 2003, was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes. The effective tax rate for the six months ended June 30, 2004 was lower than the statutory rate of 35 percent due to a state income tax adjustment related to the Western Energy Settlement.

     As of December 31, 2003, we maintained a valuation allowance on deferred tax assets related to our estimate of our ability to realize state tax benefits from the deduction of the charge we took related to the Western Energy Settlement. During the first quarter of 2004, we evaluated this allowance and now believe, based on our current estimates, that these state tax benefits will be fully realized. Consequently, we reversed our valuation allowance. Net of federal taxes, this benefit totaled approximately $6 million. Our total tax assets related to the Western Energy Settlement were $205 million as of June 30, 2004. Proposed tax legislation has been introduced in the U.S. Senate which would disallow deductions for certain settlements made to or on behalf of governmental entities. If enacted, this tax legislation could impact the deductibility of the Western Energy Settlement and could result in a write-off of some or all of the associated tax assets. In such event, our tax expense would increase.

OTHER

     In addition, approximately 1,567 MMcf/d of our capacity currently under contract is subject to early termination in August 2006, provided shippers give timely notice of their intent to terminate. If all of these rights were exercised, the weighted average on the remaining contract terms would decrease from approximately five years to approximately three years.

                        LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of June 30, 2004, we had receivables from El Paso of $741 million as a result of this program. These receivables are due upon demand; however, as of June 30, 2004, $688 million of these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We do not anticipate settlement on this amount within the next twelve months. We believe that cash flows from operating activities along with $53 million of the receivables classified as current notes receivable from the El Paso cash management program will be adequate to meet our short-term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     El Paso's ownership in us and our ownership in Mojave serve as collateral under El Paso's $3 billion revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our ownership could change and our ownership interests in Mojave could be liquidated. However, this change of control and liquidation would not constitute an event of default under our existing debt agreements.

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

     Finally, we have cross-acceleration provisions in our long-term debt agreements that state that should we incur an event of default under which borrowings in excess of $25 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

     Our cash flows for the six months ended June 30 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $(480)  $ 113
Cash flows from investing activities........................    406    (116)
Cash flows from financing activities........................     73      --

  Cash Flows from Operating Activities
     Net cash used in operating activities was $480 million for the first six months of 2004 versus $113 million provided in the same period of 2003. This decrease is primarily due to fulfillment of our Western Energy Settlement liability of $538 million and changes in assets and liabilities.

  Cash Flows from Investing Activities
     Net cash provided by investing activities was $406 million for the first six months of 2004. In January 2004, we deposited $73 million into an escrow account for the benefit of Western Energy Settlement parties; in June 2004, we released $516 million out of the escrow account to the Western Energy Settlement parties. This net change to restricted cash of $443 million was partially offset by $76 million in capital expenditures and a decline in advances to affiliates.

  Cash Flows from Financing Activities
     Net cash provided by financing activities consisted of an equity contribution of $73 million from El Paso, through our direct parent, related to the sale of El Paso's common stock for the benefit of Western Energy Settlement parties.

CAPITAL EXPENDITURES

     Our capital expenditures for the six months ended June 30, 2004 were approximately $76 million. Under our current plan, we expect to spend approximately $210 million during 2004 for capital expenditures, consisting of approximately $70 million to expand the capacity on our systems and $140 million for maintenance capital. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). Further downgrades of our credit ratings would increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of June 30, 2004, we have net receivables of approximately $737 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 7.

     In May 2004, El Paso announced that an independent review of its natural gas and oil reserves confirmed its previous assessment that the financial statements of El Paso and certain of its subsidiaries should be restated. In August 2004, El Paso announced it would likely be required to further restate its financial statements for adjustments related to the manner in which it historically accounted for hedges of its natural gas production. At this time, El Paso's December 31, 2003 restated financial statements have not been filed, nor has it filed quarterly reports for March 31, 2004 or June 30, 2004. Also, as a result of its reserve revisions, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reserve revisions have also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

     As further discussed in Item 1, Financial Statements, Note 3 and Note 5, we are a party to the Western Energy Settlement along with El Paso and EPME. We have guaranteed the payment of El Paso's and EPME's settlement obligations in the event El Paso and EPME fail to pay these amounts. If we were required to satisfy El Paso's and EPME's settlement obligations, it would adversely affect our liquidity position and financial condition.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE $3 BILLION REVOLVING CREDIT FACILITY AND OUR LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the $3 billion revolving credit facility, which were zero as of June 30, 2004. Under the $3 billion revolving credit facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the $3 billion revolving credit facility, including the borrowings of any non-defaulting party, and could preclude us from borrowing under the $3 billion revolving credit facility in the future. We believe El Paso's announced restatements of its prior period financial statements would have constituted an event of default under the $3 billion revolving credit facility; however, El Paso received waivers of the potential defaults on its $3 billion credit facility, which continue to be effective. See Item 1, Financial Statements, Note 2, for additional information regarding these matters. The acceleration of our future borrowings, if any, under the $3 billion revolving credit facility, or the inability to borrow under the $3 billion revolving credit facility, could adversely affect our liquidity position and, in turn, our financial condition.

     Furthermore, the indentures governing our long-term debt include cross-acceleration provisions. Therefore, if we borrow $25 million or more under the $3 billion revolving credit facility and such borrowings are accelerated for any reason, including the default of another party, our long-term debt could also be accelerated. The acceleration of our long-term debt could also adversely affect our liquidity position and, in turn, our financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act). Based on our controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  *10.A.2       Second Waiver to the $3,000,000,000 Revolving Credit
                Agreement dated as of June 15, 2004 among El Paso
                Corporation, El Paso Natural Gas Company, Tennessee Gas
                Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents.
   10.A.3       Second Amendment to the $3,000,000,000 Revolving Credit
                Agreement and Third Waiver dated as of August 6, 2004 among
                El Paso Corporation, El Paso Natural Gas Company, Tennessee
                Gas Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents (Exhibit 99.B
                to our Form 8-K filed August 10, 2004).
  *31.A         Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
  *31.B         Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
  *32.A         Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
  *32.B         Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

b. Reports on Form 8-K

          June 15, 2004.............     Our parent company, El Paso
                                         Corporation, announced that a
                                         Master Settlement Agreement
                                         related to the Western Energy
                                         crisis became effective on June
                                         11, 2004.

          June 17, 2004.............     Our parent company, El Paso
                                         Corporation, announced that it
                                         had received waivers on its $3
                                         billion revolving credit
                                         facility and certain other
                                         financings.

          August 10, 2004...........     Our parent company, El Paso
                                         Corporation, announced that it
                                         had received waivers on its $3
                                         billion revolving credit
                                         facility and certain other
                                         financings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO NATURAL GAS COMPANY

Date: August 13, 2004                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board
                                                        and Director
                                               (Principal Executive Officer)

Date: August 13, 2004                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                          EL PASO NATURAL GAS COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  *10.A.2       Second Waiver to the $3,000,000,000 Revolving Credit
                Agreement dated as of June 15, 2004 among El Paso
                Corporation, El Paso Natural Gas Company, Tennessee Gas
                Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents.
   10.A.3       Second Amendment to the $3,000,000,000 Revolving Credit
                Agreement and Third Waiver dated as of August 6, 2004 among
                El Paso Corporation, El Paso Natural Gas Company, Tennessee
                Gas Pipeline Company, ANR Pipeline Company and Colorado
                Interstate Gas Company, as Borrowers, the Lenders party
                thereto and JPMorgan Chase Bank, as Administrative Agent,
                ABN AMRO Bank N.V. and Citicorp North America, Inc., as
                Co-Documentation Agents, Bank of America, N.A. and Credit
                Suisse First Boston, as Co-Syndication Agents (Exhibit 99.B
                to our Form 8-K filed August 10, 2004).
  *31.A         Certification of Chief Executive Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
  *31.B         Certification of Chief Financial Officer pursuant to
                sec. 302 of the Sarbanes-Oxley Act of 2002.
  *32.A         Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
  *32.B         Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.