Form 10-Q
period 2004-09-30
EL PASO NATURAL GAS CO
filed 2004-11-12
CIK 31986

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on November 12, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EL PASO NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
          Cautionary Statements for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation Reform Act
            of 1995...................................................   19
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   19
Item 4.   Controls and Procedures.....................................   19

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   20
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   20
Item 3.   Defaults Upon Senior Securities.............................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20
Item 5.   Other Information...........................................   20
Item 6.   Exhibits....................................................   20
          Signatures..................................................   21

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EL PASO NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                 NINE MONTHS
                                                              QUARTER ENDED         ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2004     2003     2004     2003
                                                              -----    -----    -----    -----
Operating revenues..........................................  $130     $132     $384     $398
                                                              ----     ----     ----     ----
Operating expenses
  Operation and maintenance.................................    45       38      119      124
  Western Energy Settlement.................................    --      (20)      --      126
  Depreciation, depletion and amortization..................    19       16       54       49
  Taxes, other than income taxes............................     7        7       23       22
                                                              ----     ----     ----     ----
                                                                71       41      196      321
                                                              ----     ----     ----     ----
Operating income............................................    59       91      188       77
Other income, net...........................................     2        1        5        3
Interest and debt expense...................................   (23)     (25)     (68)     (65)
Affiliated interest income, net.............................     5        5       14       12
                                                              ----     ----     ----     ----
Income before income taxes..................................    43       72      139       27
Income taxes................................................    11       28       41       11
                                                              ----     ----     ----     ----
Net income..................................................  $ 32     $ 44     $ 98     $ 16
                                                              ====     ====     ====     ====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --          $   26
  Accounts and notes receivable
    Customer, net of allowance of $18 in 2004 and 2003......         72              71
    Affiliates..............................................        130               4
    Other...................................................          4               6
  Materials and supplies....................................         38              42
  Deferred income taxes.....................................         47             206
  Restricted cash...........................................         --             443
  Other.....................................................         20              20
                                                                 ------          ------
         Total current assets...............................        311             818
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,312           3,228
  Less accumulated depreciation, depletion and
    amortization............................................      1,209           1,187
                                                                 ------          ------
         Total property, plant and equipment, net...........      2,103           2,041
                                                                 ------          ------
Other assets
  Notes receivable from affiliate...........................        674             779
  Other.....................................................         89              86
                                                                 ------          ------
                                                                    763             865
                                                                 ------          ------
         Total assets.......................................     $3,177          $3,724
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................     $   25          $   35
    Affiliates..............................................         16              13
    Other...................................................          5               5
  Short-term borrowings, including current maturities of
    long-term debt..........................................          7               7
  Accrued interest..........................................         23              25
  Taxes payable.............................................         36             122
  Contractual deposits......................................         10              29
  Western Energy Settlement.................................         --             538
  Other.....................................................          8              20
                                                                 ------          ------
         Total current liabilities..........................        130             794
                                                                 ------          ------
Long-term debt, less current maturities.....................      1,110           1,109
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        336             386
  Other.....................................................        108             113
                                                                 ------          ------
                                                                    444             499
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized, issued and outstanding......................         --              --
  Additional paid-in capital................................      1,267           1,194
  Retained earnings.........................................        226             128
                                                                 ------          ------
         Total stockholder's equity.........................      1,493           1,322
                                                                 ------          ------
         Total liabilities and stockholder's equity.........     $3,177          $3,724
                                                                 ======          ======

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2004        2003
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $  98       $  16
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     54          49
     Deferred income tax expense (benefit)..................    110         (22)
     Risk-sharing revenue...................................     --         (24)
     Western Energy Settlement..............................     --         116
     Other non-cash income adjustments......................     (1)         (2)
     Asset and liability changes............................   (678)         26
                                                              -----       -----
          Net cash provided by (used in) operating
           activities.......................................   (417)        159
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (103)       (160)
  Proceeds from the sale of assets..........................      1          39
  Net change in affiliate advances..........................    (17)        (50)
  Net change in restricted cash.............................    443          --
  Other.....................................................     (6)         --
                                                              -----       -----
          Net cash provided by (used in) investing
           activities.......................................    318        (171)
                                                              -----       -----
Cash flows from financing activities
  Capital contributions.....................................     73          --
  Additions to notes payable................................     --           9
  Net proceeds from the issuance of long-term debt..........     --         347
                                                              -----       -----
          Net cash provided by financing activities.........     73         356
                                                              -----       -----
Net change in cash and cash equivalents.....................    (26)        344
Cash and cash equivalents
  Beginning of period.......................................     26           3
                                                              -----       -----
  End of period.............................................  $  --       $ 347
                                                              =====       =====

                            See accompanying notes.

                          EL PASO NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004, and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program whereby, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso and as of September 30, 2004, we had a cash advance receivable from El Paso of $796 million, $674 million of which is classified as a non-current asset in our balance sheet because we do not anticipate settlement on this amount within the next twelve months. We believe that our cash flows from operating activities along with the current note receivables from El Paso under the cash management program will be adequate to meet our short term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables, if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and for changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See Note 3 below for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

     For a discussion of our obligations under the Western Energy Settlement agreement that could have an impact on our liquidity, see Note 4.

3. CREDIT FACILITIES

  Letters of Credit

     As of September 30, 2004 we had $1 million of outstanding letters of credit on behalf of various unconsolidated affiliates, which are subsidiaries of El Paso. These letters of credit will mature in April 2005.

  Other Financing Arrangements

     El Paso maintains a revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company and Colorado Interstate Gas Company, are borrowers under the revolving credit facility. El Paso liquidated a portion of the collateral that supported the revolving credit facility, which reduced the overall borrowing availability from $3 billion to $2.5 billion in October 2004. We are only liable for amounts we directly borrow under the revolving credit facility. As of September 30, 2004, there were no borrowings and $1.1 billion in letters of credit were issued under the revolving credit facility, none of which were issued on our behalf. See Note 2 for a discussion regarding El Paso's waivers on the revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us and our equity in Mojave, collateralizes the revolving credit facility and other financing arrangements including leases, letters of credit and other credit facilities.

     El Paso is in the process of negotiating the refinancing of this facility as the combination of a three year revolving credit facility and a five year term loan and currently expects to be successful in this refinancing by December 31, 2004.

     Under the revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in El Paso's cash management program discussed in Note 6.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Western Energy Settlement.  In June 2004, our Master Settlement Agreement
(MSA), along with other separate settlement agreements, became effective with a number of public and private claimants, including the states of California, Washington, Oregon and Nevada to resolve the principal litigation, claims, and regulatory proceedings arising out of the sale or delivery of natural gas and/or electricity to the western United States (the Western Energy Settlement or WES). As part of the Western Energy Settlement, we admitted no wrongdoing but agreed, among other things, to make various cash payments as described below.

     We also entered into a Joint Settlement Agreement, or JSA, where we agreed to provide structural relief to the settling parties. In the JSA, we agreed to do the following:

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

     In June 2003, El Paso, the CPUC, PG&E, Southern California Edison Company, and the City of Los Angeles filed the JSA described above with the FERC in resolution of the CPUC complaint proceeding discussed below under Rates and Regulatory Matters. In November 2003, the FERC approved the JSA with minor modifications. Our east of California shippers filed requests for rehearing which were denied by the FERC in March 2004. Certain shippers have appealed the FERC's ruling to the U.S. Court of Appeals for the District of Columbia.

     During the fourth quarter of 2002, we recorded a $412 million pretax charge related to the Western Energy Settlement. During 2003, we recorded an additional pretax benefit of $20 million and a pretax charge of $126 million for the quarter and nine months ended September 30, 2003, based upon reaching definitive settlement agreements in June 2003, and as a result of additional changes in the value of our obligation under the WES to provide proceeds from the issuance of El Paso common stock to the settling parties. Once the settlement became effective in June 2004, El Paso released to the WES parties $516 million of previously escrowed funds, including $73 million of proceeds from the issuance of El Paso's common stock which were contributed to us by El Paso in January 2004. We also paid an additional $22 million, the total of which satisfied our $538 million obligation under the WES. The release of funds by El Paso on our behalf from the escrow account is reflected as an increase in our cash flows from investing activities. The release of funds to satisfy our WES liability has been reflected as a reduction of our cash flow from operating activities.

     El Paso Marketing L.P. (EPM), formerly El Paso Merchant Energy, L.P., our affiliate, and El Paso were obligated to pay a total of $1,027 million (on an undiscounted basis) under these settlement agreements. As of September 30, 2004, El Paso and EPM have either made payments or granted contractual price discounts of approximately $97 million, net of a $12 million discount for prepayment of a portion of its 20 year cash installment obligation. El Paso's remaining obligation consists of an $855 million settlement obligation, which will be paid in installments over the next 20 years, and EPM's $63 million in contractual price discounts that will be realized over the remaining life of an existing power contract with one of the settling parties. The long-term payment obligation is a direct obligation of El Paso and EPM and will be supported by collateral posted by El Paso's affiliates in amounts specified by the settlement agreements. We have guaranteed the payment of these obligations in the event El Paso and EPM fail to pay these amounts.

     Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties. The allegations are similar to those in the California cases. In January 2004, the court dismissed the lawsuit. In April 2004, the court reaffirmed its previous order dismissing the plaintiffs' complaint with prejudice, but also granted the plaintiffs 45 days to amend their complaint. Plaintiffs have filed an amended complaint in district court, and we have filed a new motion to dismiss, as have other defendants. These motions to dismiss are scheduled to be heard in November 2004. Our costs and legal exposure related to this lawsuit are not currently determinable.

     IMC Chemicals v. El Paso Merchant Energy L.P., et al. In January 2003, IMC Chemicals filed a lawsuit in California state court against us and our affiliates. The suit arose out of a gas supply contract between IMC Chemicals
(IMCC) and EPM and sought to void the Gas Purchase Agreement between IMCC and EPM for gas purchases until December 2003. IMCC contended that EPM and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. In furtherance of its attempt to void the contract, IMCC repeated the allegations and claims of the California lawsuits described above. EPM intends to enforce the terms of the contract and has filed a counterclaim for contract damages in excess of $5 million. IMCC's claim is undeterminable but appears to be in excess of $20 million. Our costs and legal exposure related to this lawsuit are not currently determinable.

     State of Arizona v. El Paso et. al. In March 2003, the State of Arizona sued us, our affiliates and other unrelated entities on behalf of Arizona consumers. The suit alleges that the defendants conspired to artificially inflate prices of natural gas and electricity during 2000 and 2001. Making allegations similar to those alleged in the California cases, the suit seeks relief similar to the California cases, but under Arizona antitrust and consumer fraud statutes. We have filed motions to dismiss this matter which are scheduled to be heard in state court. We are also in settlement negotiations with the State of Arizona. Our costs and legal exposure related to this lawsuit are not currently determinable.

     Phelps Dodge vs. EPNG. In February 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. Plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully manipulated and inflated gas prices. We removed this lawsuit to the U.S. District Court for the District of Arizona. Plaintiffs have filed a motion to remand the matter to state court which we have opposed. Oral argument on the remand issue is scheduled for December 2004. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

     After a public hearing conducted by the National Transportation Safety Board (NTSB) on its investigation of the Carlsbad rupture, the NTSB published its final report in April 2003. The NTSB stated that it had determined that the probable cause of the August 2000 rupture was a significant reduction in pipe wall thickness due to severe internal corrosion, which occurred because our corrosion control program "failed to prevent, detect, or control internal corrosion" in the pipeline. The NTSB also determined that ineffective federal pre-accident inspections contributed to the accident by not identifying deficiencies in our internal corrosion control program.

     In November 2002, we received a federal grand jury subpoena for documents relating to the rupture and we cooperated fully in responding to the subpoena. That subpoena has since expired. In December 2003 and January 2004, eight current and former employees were served with testimonial subpoenas issued by the grand jury. Six individuals testified in March 2004. In April 2004, we and El Paso received a new federal grand jury subpoena requesting additional documents. We have responded fully to this subpoena. Two additional employees testified before the grand jury in June 2004.

     A number of personal injury and wrongful death lawsuits were filed against us in connection with the rupture and have been settled. The settlement payments were fully covered by insurance. In connection with the settlement of the cases, we contributed $10 million to a charitable foundation as a memorial to the families involved. The contribution was not covered by insurance.

     Parties to four of the settled lawsuits have since filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas, in November 2002, seeking additional sums based upon their interpretation of earlier settlement agreements. This matter has been settled and dismissed. In addition, a lawsuit entitled Baldonado et al. v. EPNG was filed in June 2003, in state court in Eddy County, New Mexico, on behalf of 23 firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court. The appeals court initially issued a notice dismissing all claims. This decision was appealed and the appeals court has agreed to hear this matter. Briefs will be filed by the end of the year. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable, however, we believe these matters will be fully covered by insurance.

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

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and post judgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado, and removes claims as to heating content. A second class action has since been filed as to the heating content claim. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Bank of America. We are a named defendant, with Burlington Resources, Inc., in two class action lawsuits styled as Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et. al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. Plaintiffs contend that defendants (i) underpaid royalties from 1983 to the present on natural gas produced from specified wells in Oklahoma (ii) took improper deductions and conducted improper transactions with affiliated companies and (iii) failed to pay or delayed the payment of royalties on certain gas sold from these wells. The plaintiffs seek an accounting and damages for alleged royalty underpayments, plus interest from the time such amounts were allegedly due, as well as punitive damages. The plaintiffs have filed expert reports alleging damages in excess of $1 billion. While Burlington accepted our tender of defense in 1997, and had been defending the matter since that time, it has recently asserted contractual claims for indemnity against us. We believe we have substantial defenses to the plaintiffs' claims as well as to the claims for indemnity. The court has certified the plaintiff classes of royalty and overriding royalty interest owners, and the parties are proceeding with discovery. In March 2004, the court dismissed all claims brought on behalf of the class of overriding royalty interest owners, but denied defendant's other motions for summary judgment. In September 2004, the court granted several motions made by Burlington, but denied Burlington's motion to preclude interest payments on any amounts found to be owing to plaintiffs. As a result, the plaintiff's damage claims have been reduced but remain substantial. It is anticipated that this matter will be scheduled for trial during 2005. A third action, styled Bank of America, et al
v. El Paso Natural Gas and Burlington Resources Oil & Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. Defendants succeeded in transferring this action to Washita County where it is pending before the same judge as the consolidated 1997 class action lawsuits. A class has not been certified. We believe we have substantial defenses to the plaintiffs' claims as well as to the claims for indemnity. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had accrued approximately $3 million for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had accrued approximately $28 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $56 million. Below is a reconciliation of our accrued liability as of September 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $28
Additions / adjustments for remediation activities..........    2
Payments for remediation activities.........................   (2)
                                                              ---
Balance as of September 30, 2004............................  $28
                                                              ===

     For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $2 million, which primarily will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2004, we have estimated our share of the remediation costs at these sites to be between $12 million and $19 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

     New Mexico Ambient Air Quality Standards. In October 2004, the State of New Mexico's Environmental Department proposed a new rule which would impose an eight-hour ambient air quality standard on all New Mexico industrial facilities that are currently under the federal Title 5 program. We have filed a notice of intent to provide testimony in opposition to this rule at an upcoming hearing but we are working with the state and industry to explore a negotiated alternative to the proposed rule that could reduce compliance costs and help achieve some of the Department's goals. The outcome of this proceeding is not determinable at this time. If the rule were to become effective as proposed, we estimate that compliance efforts could cost us between $33 million to $96 million over a six to seven year period.

     State of Arizona Chromium Review. The State of Arizona's Department of Environmental Quality has requested information from us regarding the historical use of chromium in our operations. We responded fully to the request. We are working with the State of Arizona on this matter and will be undertaking a review of our facilities in Arizona and on the tribal lands in Arizona and New Mexico to determine if there are any issues concerning the usage of chromium. Our costs related to this matter are not currently determinable.

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

  Rates and Regulatory Matters

     Accounting for Pipeline Assessment Costs. In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

     CPUC Complaint Proceeding.  In April 2000, the CPUC filed a complaint under
Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPME, raised issues of market power and violation of the FERC's marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an Administrative Law Judge (ALJ) to address the market power issue and the affiliate issue. In

November 2003, in approving the JSA, which is part of the Western Energy Settlement, the FERC also vacated both of the ALJ's Initial Decisions. That decision was upheld by the FERC in a rehearing order issued in March 2004. Certain shippers appealed both FERC orders on this matter to the U.S. Court of Appeals for the District of Columbia.

     Systemwide Capacity Allocation Proceeding. In July 2001, several of our customers filed complaints against us at the FERC claiming that we had failed to provide appropriate service on our pipeline. As a result of the FERC's many orders in these proceedings; (i) full requirements (FR) shippers under Rate Schedule FT-1 were required to convert from full requirements to contract demand service in September 2003; (ii) firm customers were assigned specific receipt point rights in lieu of systemwide receipt point rights; (iii) reservation charges will be credited to all firm customers if we fail to schedule confirmed volumes except in cases of force majeure; in such force majeure cases, the reservation charge credits will be limited to the return and associated tax portion of our reservation rate; (iv) no new firm contracts can be executed unless we can demonstrate there is adequate capacity on the system available to provide the service; (v) capacity turned-back to us from contracts that terminated or expired from May 31, 2002 to May 1, 2003, could not be remarketed because it was included in the volumes allocated to the FR shippers; and (vi) a backhaul service was established from our California delivery points for existing and new shippers. We also received certificate authority to add compression to our Line 2000 Power-up project to increase our system capacity by 320 MMcf/d without receiving cost coverage for the expansion until our next rate case (in January 2006).

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

     On July 18, 2003, the FR shippers filed an appeal of the July 9 order with the D.C. Circuit (Arizona Corporation Comm'n, et al. v. FERC, No. 03-1206) and subsequently sought a stay of the FERC's orders. The stay was denied by the court. Other parties have filed appeals of the FERC's orders some of which have been consolidated. Southwest Gas Corporation, another customer of ours, filed an appeal of these FERC Orders in April 2004 with the District of Columbia Circuit. The appeal has now been fully briefed by the parties. Oral arguments were heard by the court in October 2004. The final outcome of these appeals cannot be predicted with certainty.

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

     Line 2000 Power-up Project. In October 2002, pursuant to the FERC's orders in the systemwide capacity allocation proceeding, we filed with the FERC for a certificate of public convenience and necessity to add compression to our Line 2000 project to increase the capacity of that line by an additional 320 MMcf/d. In June 2003, the FERC issued an order approving our certificate application. In November 2003, the FERC denied pending requests for rehearing on its June order approving the Power-up. Phase I of the project was placed in service in February 2004, adding 120 MMcf/d of compression to our system and Phase II was placed in service in April 2004, adding an additional 100 MMcf/d of capacity to our system. Phase III was placed in service in mid-June 2004, adding an additional 100 MMcf/d of capacity to our system.

     CPUC's OIR Proceeding. The California Public Utility Commission (CPUC) initiated an Order Instituting Rulemaking (OIR) in Docket No. R04-01-025 addressing the state's utilities' energy supply plans for the period of 2006 and beyond. The proceeding is broken into two phases, with the first focusing on issues that need to be addressed more immediately such as interstate capacity and utility access to liquified natural gas supplies. In September 2004, the CPUC issued its decision on these Phase I issues that is generally favorable to us. However, it authorizes the California utilities to issue notices of termination of their contracts with us to permit them to negotiate reduced contract levels and diversify their supply portfolios. This means, for instance, that our largest customer, Southern California Gas Company has CPUC's permission to terminate its contract to transport over 1.2 Bcf/day of gas on our system. Such notice would be due by the end of February 2005. Depending upon the actions of the California utilities, we could have substantial quantities of capacity to remarket in 2006. The outcome of this process is not determinable at this time.

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

  Other

     Enron Bankruptcy. In December 2001, Enron Corp. (Enron) and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. Enron North America had transportation contracts on our system. The transportation contracts have now been rejected and we have filed a proof of claim in the amount of approximately $128 million, which included $18 million for amounts due for services provided through the date the contracts were rejected and $110 million for damage claims arising from the rejection of its transportation contracts. We anticipate that Enron will vigorously oppose these claims. Given the uncertainties of the Bankruptcy Court, the results are uncertain. We have fully reserved for all amounts due from Enron through the date the contracts were rejected, and we have not recognized any amounts under these contracts since the rejection date.

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing.

     Copper Eagle Gas Storage. In August 2003, we purchased Copper Eagle Gas Storage, L.L.C., which is developing a natural gas storage facility, for approximately $12 million. We also purchased land for approximately $9 million in order to further develop the project. The storage facility is located in Arizona near an Air Force base. In April 2004, the Arizona state legislature signed a bill into law that would prevent the development of natural gas storage facilities in areas around an active military base. We are considering whether to challenge the statute on grounds it violates the U.S. Constitution and/or is pre-empted under the Natural Gas Act. We do not believe our investment in this project, which totaled $22 million at September 30, 2004, is impaired at this time. However, further developments could impact this assessment.

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

5. RETIREMENT BENEFITS

     The components of our postretirement benefit costs for the periods ended September 30 are as follows:

                                                        QUARTER ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------        ------------------
                                                       2004        2003        2004         2003
                                                       ----        ----        -----        -----
                                                                     (IN MILLIONS)
Interest costs......................................   $ 2         $ 2          $ 5          $ 5
Expected return on plan assets......................    (1)         (1)          (3)          (3)
Amortization of transition obligation...............     2           2            6            6
Amortization of actuarial loss......................    --          --            1            1
                                                       ---         ---          ---          ---
Net postretirement benefit cost.....................   $ 3         $ 3          $ 9          $ 9
                                                       ===         ===          ===          ===

6. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2004 and December 31, 2003, we had advanced to El Paso $796 million and $779 million. The interest rate at September 30, 2004 was 2.7% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of September 30, 2004 and December 31, 2003, we have classified $674 million and $779 million of these advances as non-current notes receivable from affiliates because we do not anticipate settlement of these amounts within the next twelve months. See Note 2 for a discussion regarding our participation in the program and the collectibility of these receivables.

     At September 30, 2004 and December 31, 2003, we had other accounts receivable from affiliates of $8 million and $4 million. In addition, we had accounts payable to affiliates of $16 million and $13 million at September 30, 2004 and December 31, 2003. These balances arose in the normal course of business. We also received $6 million in deposits related to our transportation contracts with EPM which are included in our balance sheet as current liabilities as of September 30, 2004 and December 31, 2003.

     In January 2004, El Paso contributed to us $73 million in proceeds from the issuance of its common stock. The proceeds were placed in escrow and released to the Western Energy Settlement parties in June 2004. See Note 4 for further discussion. In addition, we acquired assets from our affiliate with a net book value of $6 million in the third quarter of 2004.

     The following table shows revenues and charges from our affiliates for the periods ended September 30:

                                                        QUARTER ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------        ------------------
                                                       2004        2003        2004         2003
                                                       ----        ----        -----        -----
                                                                     (IN MILLIONS)
Revenues from affiliates............................   $ 5         $ 5          $14          $14
Operations and maintenance expenses from
  affiliates........................................    16          18           44           55
Reimbursement of operating expenses charged to
  affiliates........................................     3           4           10           10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

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

     The following is a reconciliation of EBIT to net income.

                                                      QUARTER ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                    ------------------      ------------------
                                                     2004        2003        2004        2003
                                                    ------      ------      ------      ------
                                                       (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues................................  $  130      $  132      $  384      $  398
Operating expenses................................     (71)        (41)       (196)       (321)
                                                    ------      ------      ------      ------
  Operating income................................      59          91         188          77
Other income, net.................................       2           1           5           3
                                                    ------      ------      ------      ------
  EBIT............................................      61          92         193          80
Interest and debt expense.........................     (23)        (25)        (68)        (65)
Affiliated interest income, net...................       5           5          14          12
Income taxes......................................     (11)        (28)        (41)        (11)
                                                    ------      ------      ------      ------
  Net income......................................  $   32      $   44      $   98      $   16
                                                    ======      ======      ======      ======
Total throughput (BBtu/d).........................   4,432       4,198       4,189       4,064
                                                    ======      ======      ======      ======

OPERATING RESULTS (EBIT)

  Third Quarter 2004 Compared to Third Quarter 2003

     The following factors contributed to our overall EBIT decrease of $31 million for the three months ended September 30, 2004 as compared to the same period in 2003:

                                                              REVENUE   EXPENSE   OTHER     EBIT
                                                              IMPACT    IMPACT    IMPACT   IMPACT
                                                              -------   -------   ------   ------
                                                                    FAVORABLE/(UNFAVORABLE)
                                                                         (IN MILLIONS)
Termination of customer risk sharing provision in December
  2003......................................................    $(5)     $ --      $ --     $ (5)
Fuel recoveries, net of gas used............................      5        --        --        5
Western Energy Settlement in 2003...........................     --       (20)       --      (20)
Higher overhead allocation..................................     --        (3)       --       (3)
Higher depreciation resulting from increase in depreciable
  assets....................................................     --        (3)       --       (3)
Other.......................................................     (2)       (4)        1       (5)
                                                                ---      ----      ----     ----
  Total.....................................................    $(2)     $(30)     $  1     $(31)
                                                                ===      ====      ====     ====

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     The following factors contributed to our overall EBIT increase of $113 million for the nine months ended September 30, 2004 as compared to the same period in 2003:

                                                              REVENUE   EXPENSE   OTHER     EBIT
                                                              IMPACT    IMPACT    IMPACT   IMPACT
                                                              -------   -------   ------   ------
                                                                    FAVORABLE/(UNFAVORABLE)
                                                                         (IN MILLIONS)
Termination of customer risk sharing provision in December
  2003......................................................   $(18)     $ --      $ --     $(18)
Impact of capacity obligations to former full requirements
  (FR) customers............................................     (4)       --        --       (4)
Fuel recoveries, net of gas used............................     15         2        --       17
Western Energy Settlement in 2003...........................     --       138        --      138
Environmental insurance claim settlements...................     --         4        --        4
Impact of lower power purchase costs in 2003................     --        (4)       --       (4)
Higher allocation of overhead costs.........................     --        (3)       --       (3)
Higher depreciation resulting from increase in depreciable
  assets....................................................     --        (5)       --       (5)
Other.......................................................     (7)       (7)        2      (12)
                                                               ----      ----      ----     ----
  Total.....................................................   $(14)     $125      $  2     $113
                                                               ====      ====      ====     ====

     Our risk sharing provisions, which provided revenue net of our sharing obligations, expired at the end of 2003 and will continue to impact our comparative EBIT, as reflected above, for the remainder of 2004. The impact of the capacity obligation for former FR customers reflected above terminated with the completion of Phases I and II of our Line 2000 Power-up project in 2004. As a result, we are now able to re-market this capacity; however, we must demonstrate that such sales do not adversely impact our service to our firm customers and we are at risk for portions that were turned back to us on a permanently released basis. See Note 4 for a further discussion of our obligations to former FR customers.

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

INTEREST AND DEBT EXPENSE

  Three Months Ended 2004 Compared to Three Months Ended 2003

     Interest and debt expense for the three months ended September 30, 2004, was $2 million lower than the same period in 2003 primarily due to the retirement of $200 million of 6.75% notes in November 2003.

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     Interest and debt expense for the nine months ended September 30, 2004, was $3 million higher than the same period in 2003 primarily due to the issuance in July 2003 of $355 million of 7.625% long-term notes, partially offset by the retirement of $200 million of 6.725% notes in November 2003.

AFFILIATED INTEREST INCOME, NET

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     Affiliated interest income, net for the nine months ended September 30, 2004, was $2 million higher than the same period in 2003 due to higher short-term interest rates in 2004, partially offset by lower average advances to El Paso under our cash management program in 2004. The average advance balance due from

El Paso of $996 million for the nine months of 2003 decreased to $769 million for the same period in 2004. The average short-term interest rates increased from 1.6% in 2003 to 2.5% during the same period in 2004.

INCOME TAXES

                                                        QUARTER ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------        ------------------
                                                       2004        2003        2004         2003
                                                       ----        ----        ----         ----
                                                            (IN MILLIONS, EXCEPT FOR RATES)
Income taxes.........................................  $11         $28          $41          $11
Effective tax rate...................................   26%         39%          29%          41%

     Our effective tax rate for the quarter and nine months ended September 30, 2003, was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes. The effective tax rate for the quarter and nine months ended September 30, 2004 was lower than the statutory rate of 35 percent due to a state income tax adjustment related to the Western Energy Settlement and an adjustment to consolidated deferred taxes related to the Mojave pipeline system.

     As of December 31, 2003, we maintained a valuation allowance on deferred tax assets related to our ability to realize state tax benefits from the deduction of the charge we took related to the Western Energy Settlement. During the first quarter of 2004, we evaluated this allowance and now believe, based on our current estimates, that these state tax benefits will be fully realized. Consequently, we reversed this valuation allowance. Net of federal taxes, this benefit totaled approximately $6 million. Our total tax assets related to the Western Energy Settlement were $205 million as of September 30, 2004. Proposed tax legislation has been introduced in the U.S. Senate which would disallow deductions for certain settlements made to or on behalf of governmental entities. If enacted, this tax legislation could impact the deductibility of the Western Energy Settlement and could result in a write-off of some or all of the associated tax assets. In such an event, our tax expense would increase.

OTHER

     In addition, approximately 1,567 MMcf/d of our capacity currently under contract is subject to early termination in August 2006, provided shippers give timely notice of their intent to terminate. If all of these rights were exercised, the weighted average on the remaining contract terms would decrease from approximately five years to approximately three years.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and as of September 30, 2004, we had a cash advance receivable from El Paso of $796 million as a result of this program. These receivables are due upon demand; however, as of September 30, 2004, $674 million of these receivables were classified as a non-current asset in our balance sheet because we do not anticipate settlement on this amount within the next twelve months. We believe that cash flows from operating activities along with the current notes receivable from El Paso under the cash management program will be adequate to meet our short-term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and for changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See Item 1, Financial Statements, Note 3, for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

     Our cash flows for the nine months ended September 30 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $(417)  $ 159
Cash flows from investing activities........................    318    (171)
Cash flows from financing activities........................     73     356

  Cash Flows from Operating Activities

     Net cash used in operating activities was $417 million for the first nine months of 2004 versus $159 million provided in the same period of 2003. This decrease is primarily due to the payment of our Western Energy Settlement liability of $538 million and changes in assets and liabilities.

  Cash Flows from Investing Activities

     Net cash provided by investing activities was $318 million for the first nine months of 2004. In January 2004, we deposited $73 million into an escrow account for the benefit of Western Energy Settlement parties; in June 2004, we released $516 million out of the escrow account to the Western Energy Settlement parties. This net change to restricted cash of $443 million was partially offset by $103 million in capital expenditures and advances to affiliates of $17 million.

  Cash Flows from Financing Activities

     Net cash provided by financing activities consisted of an equity contribution of $73 million from El Paso related to the sale of El Paso's common stock for the benefit of the Western Energy Settlement parties.

CAPITAL EXPENDITURES

     Our capital expenditures for the nine months ended September 30, 2004 were approximately $103 million. We expect to spend approximately $76 million for the remainder of 2004 consisting of approximately $3 million to expand the capacity on our systems and $73 million for maintenance capital. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance. While we have identified areas where our processes and internal controls can be improved, we have not identified any deficiencies we believe, individually or in the aggregate, would constitute a material weakness in our internal controls over financial reporting. As we continue our SOX 404 compliance efforts, we may identify matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting.

     We did not make any changes to our internal controls over financial reporting during the quarter ended September 30, 2004, that have had a material adverse effect or are reasonably likely to have a material adverse effect on our internal controls over financial reporting. However, we have made changes to improve our internal controls during the quarter ended September 30, 2004.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, we have concluded that our disclosure controls and procedures were effective at September 30, 2004.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
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

                                           EL PASO NATURAL GAS COMPANY

Date: November 12, 2004                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board
                                                        and Director
                                               (Principal Executive Officer)

Date: November 12, 2004                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                          EL PASO NATURAL GAS COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
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