Form 10-Q
period 2005-03-31
EL PASO NATURAL GAS CO
filed 2005-05-11
CIK 31986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 1-2700

El Paso Natural Gas Company
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-0608280 (I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock, par value $1 per share. Shares outstanding on May 11, 2005: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

Certification of Principal Executive Officer pursuant to Section 302
Certification of Chief Financial Officer pursuant to Section 302
Certification of Principal Executive Officer pursuant to Section 906
Certification of Chief Financial Officer pursuant to Section 906

EL PASO NATURAL GAS COMPANY

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	15
	PART II — Other Information
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	17
Item 6.	Exhibits	17
	Signatures	19

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Bcf	= billion cubic feet
MMcf	= million cubic feet
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our” or “ours”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Operating revenues	$123	$124

Operating expenses
Operation and maintenance	49	39
Depreciation, depletion and amortization	19	17
Taxes, other than income taxes	8	8

	76	64

Operating income	47	60
Other income, net	2	2
Interest and debt expense	(23)	(22)
Affiliated interest income, net	5	5

Income before income taxes	31	45
Income taxes	12	11

Net income	$19	$34

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$1
Accounts and notes receivable
Customer, net of allowance of $18 in 2005 and 2004	62	73
Affiliates	10	38
Other	3	3
Taxes receivable	98	102
Materials and supplies	41	41
Deferred income taxes	27	27
Other	18	19

Total current assets	259	304

Property, plant and equipment, at cost	3,356	3,355
Less accumulated depreciation, depletion and amortization	1,224	1,222

Total property, plant and equipment, net	2,132	2,133

Other assets
Note receivable from affiliate	758	702
Other	88	86

	846	788

Total assets	$3,237	$3,225

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$29	$36
Affiliates	22	16
Other	2	4
Short-term borrowings	7	7
Accrued interest	23	25
Taxes payable	21	29
Contractual deposits	11	11
Other	11	11

Total current liabilities	126	139

Long-term debt	1,110	1,110

Other liabilities
Deferred income taxes	366	359
Other	103	104

	469	463

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,267	1,267
Retained earnings	265	246

Total stockholder’s equity	1,532	1,513

Total liabilities and stockholder’s equity	$3,237	$3,225

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income	$19	$34
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	19	17
Deferred income taxes	7	30
Asset and liability changes	—	(49)

Net cash provided by operating activities	45	32

Cash flows from investing activities
Additions to property, plant and equipment	(18)	(36)
Additions to restricted cash	—	(74)
Net change in affiliate advances	(28)	2
Proceeds from the sale of assets	—	1

Net cash used in investing activities	(46)	(107)

Cash flows from financing activities
Capital contributions	—	74

Net cash provided by financing activities	—	74

Net change in cash and cash equivalents	(1)	(1)
Cash and cash equivalents
Beginning of period	1	26

End of period	$—	$25

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005, and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
     Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
     New Accounting Pronouncements Issued But Not Yet Adopted
      As of March 31, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of a significant standard that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.
2. Credit Facilities

Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At March 31, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit under the credit agreement, none of which was borrowed by or issued on behalf of us. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. In January 2004, the court dismissed the lawsuit. Plaintiffs subsequently amended the complaint, which was dismissed again in

November 2004. Plaintiffs have appealed that dismissal to the US Court of Appeals for the Ninth Circuit. We expect this appeal to be fully briefed by the beginning of the summer of 2005. Our costs and legal exposure related to this lawsuit are not currently determinable.
      IMC Chemicals v. E1 Paso Marketing, L.P. (EPM), et al. In January 2003, IMC Chemicals filed a lawsuit in California state court against us and our affiliates. The suit arose out of a gas supply contract between IMC Chemicals (IMCC) and EPM and sought to void the Gas Purchase Agreement between IMCC and EPM for gas purchases until December 2003. IMCC contended that EPM and its affiliates manipulated market prices for natural gas and, as part of that manipulation, induced IMCC to enter into the contract. EPM intends to enforce the terms of the contract and has filed a counterclaim for contract damages in excess of $5 million. IMCC’s claim is undeterminable but appears to be in excess of $20 million. Our costs and legal exposure related to this lawsuit are not currently determinable.
      Phelps Dodge vs. EPNG. In February 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. Plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully withheld capacity and thereby manipulated and inflated gas prices. We removed this lawsuit to the U.S. District Court for the District of Arizona. Plaintiffs filed a motion to remand the matter to state court which the district court granted in March 2005. Our costs and legal exposure related to this lawsuit are not currently determinable.
      Shareholder Class Action Suit. In November 2002, we and certain of our affiliates were named as a defendant in a shareholder derivative suit titled Marilyn Clark v. Byron Allumbaugh, David A. Arledge, John M. Bissell, Juan Carlos Braniff, James F. Gibbons, Anthony W. Hall, Ronald L. Kuehn, J. Carleton MacNeil, Thomas McDade, Malcolm Wallop, William Wise, Joe B. Wyatt, El Paso Natural Gas Company and El Paso Merchant Energy Company filed in state court in Houston. This shareholder derivative suit generally alleges that manipulation of California gas supply and gas prices exposed our parent, El Paso, to claims of antitrust conspiracy, Federal Energy Regulatory Commission (FERC) penalties and erosion of share value. The plaintiffs have not asked for any relief with regard to us.
      Carlsbad. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. In June 2001, the U.S. Department of Transportation’s (DOT) Office of Pipeline Safety issued a Notice of Probable Violation and Proposed Civil Penalty to us. The notice alleged five violations of DOT regulations, proposing fines totaling $2.5 million and proposed corrective actions. In April 2003, the National Transportation Safety Board issued its final report on the rupture finding the rupture was probably caused by internal corrosion that was not detected by our corrosion control program. In December 2003, this matter was referred to the Department of Justice. In addition, we and several of our current and former employees have received several grand jury subpoenas for documents or testimony related to the Carlsbad rupture. We are cooperating with the Department of Justice’s investigation of this matter.
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
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court

for the District of Wyoming, filed June 1997). Motions to dismiss have been briefed and argued and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and post judgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado, and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Motions for class certification have been briefed and argued in both proceedings, and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Bank of America. We are a named defendant, along with Burlington Resources, Inc., in two class action lawsuits styled as Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. The plaintiffs seek an accounting and damages for alleged royalty underpayments from 1982 to the present on natural gas produced from specified wells in Oklahoma, plus interest from the time such amounts were allegedly due, as well as punitive damages. The court has certified the plaintiff classes of royalty and overriding royalty interest owners. The plaintiffs have filed expert reports alleging damages in excess of $1 billion. Pursuant to a recent summary judgment decision, the court ruled that claims previously released by the settlement of Altheide v. Meridian, a nation-wide royalty class action against Burlington and its affiliates are barred from being reasserted in this action. We believe that this ruling eliminates a material, but yet unquantified portion of the alleged class damages. The consolidated class action has been set for trial in the third quarter of 2005. While Burlington accepted our tender of the defense of these cases in 1997, pursuant to the spin-off agreement entered into in 1992 between us and Burlington Resources, Inc., and had been defending the matter since that time, at the end of 2003 it asserted contractual claims for indemnity against us. A third action, styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. Defendants succeeded in transferring this action to Washita County. A class has not been certified. We have filed an action styled El Paso Natural Gas Company v. Burlington Resources, Inc. and Burlington Resources Oil and Gas Company, L.P. against Burlington in state court in Harris County relating to the indemnity issues between Burlington and us. That action is currently stayed. We believe we have substantial defenses to the plaintiffs’ claims as well as to the claims for indemnity by Burlington. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2005, we had accrued approximately $3 million for our outstanding legal matters.

  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2005, we had accrued approximately $33 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $26 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $61 million. Below is a reconciliation of our accrued liability from January 1, 2005 to March 31, 2005 (in millions).

Balance at January 1, 2005	$32
Additions/adjustments for remediation activities	1

Balance at March 31, 2005	$33

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $5 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2005, we have estimated our share of the remediation costs at these sites to be between $12 million and $18 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
  Rates and Regulatory Matters
      CPUC Complaint Proceeding. In April 2000, the California Public Utility Commission (CPUC) filed a complaint under Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPM, raised issues of market power and violation of the FERC’s marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an Administrative Law Judge (ALJ) to address the market power issue and the affiliate issue. In November 2003, the FERC vacated both of the ALJ’s Initial Decisions that were adverse to us. That decision was upheld by the FERC in a rehearing order issued in March 2004. Certain shippers have appealed from both FERC orders to the U.S. Court of Appeals for the District of Columbia, where the matter is pending.
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
      Rate Case. The 1996 rate settlement requires EPNG to file a rate case to be effective January 2006 and we are preparing for such filing. At this time, we anticipate the cost of service, rate design, cost allocation, various service issues, and the rate cap issues described above, to be contentious absent a settlement agreement with our customers.
      FERC Order 2004 Audit. In February 2005, we were notified that the FERC’s Office of Market Oversight and Investigations had selected us to undergo an audit of our FERC Order 2004 compliance efforts. In conjunction with the notice, we received voluminous data requests. The notice also informed us that the auditors will conduct an on-site visit. We are cooperating fully with the auditors and have provided initial responses to the data requests. The final outcome of this audit can not be predicted with certainty, nor can its impact on us or our affiliated pipelines be determined at this time.
      CPUC’s OIR Proceeding. The CPUC initiated an Order Instituting Rulemaking (OIR) in Docket No. R04-01-025 addressing California’s utilities’ energy supply plans for the period of 2006 and beyond. The proceeding is broken into two phases, with the first focusing on issues that need to be addressed more immediately such as interstate capacity and utility access to liquified natural gas supplies. In September 2004, the CPUC issued its decision on these issues that is generally favorable to us. However, it authorizes the California utilities to issue notices of termination of their contracts with us in order to permit them to negotiate reduced contract levels and diversify their supply portfolios. This means, for instance, that our largest customer, Southern California Gas Company (SoCal), had the CPUC’s permission to terminate its contract with us for approximately 1.2 Bcf/d, which it did in April 2005. The termination will be effective August 2006. In late April 2005, an ALJ decision of the CPUC dismissed, without further consideration, the issue pending in Phase II of its OIR proceeding of whether the CPUC should require California utilities to hold capacity to serve, or backup, the interstate transportation needs of their non-core customers. In light of these developments, we will have capacity formerly held by SoCal for its use in serving its non-core customers available for recontracting, effective September 2006. We are continuing our efforts to remarket that remaining expiring capacity, including marketing efforts to serve SoCal’s non-core customers or to serve new markets. At this time, we are uncertain whether this remaining capacity will be recontracted.

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
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry (NOI) seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we predict the impact that the final rule will have on us.
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

Other Matters
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
      While the outcome of this matter cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to this matter. The impact of these changes may have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.

Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K for a description of these guarantees. As of March 31, 2005, we had approximately $16 million of both financial and performance guarantees not otherwise reflected in our financial statements.
4. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of March 31, 2005 and December 31, 2004, we had advanced to El Paso $758 million and $730 million. The interest rate at March 31, 2005 was 3.5% and at December 31, 2004 was 2.0%. This

receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At December 31, 2004, we have classified $28 million of this receivable as a current note receivable from affiliates. In addition, at March 31, 2005 and December 31, 2004, we have classified $758 million and $702 million of this receivable as a non-current note receivable from affiliate.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes receivable of $98 million at March 31, 2005 and $102 million at December 31, 2004. We also have income taxes payable of $3 million at March 31, 2005 and $9 million at December 31, 2004, included in taxes payable on our balance sheet. The majority of these balances will become payable to or receivable from El Paso.
      Capital Contributions. In January 2004, El Paso contributed to us $74 million in proceeds from the issuance of its common stock. The proceeds were placed in escrow and released to the Western Energy Settlement parties in June 2004.
      Other Affiliate Balances. The following table shows other balances with our affiliates:

	March 31,	December 31,
	2005	2004

	(In millions)
Accounts receivable	$10	$10
Accounts payable	22	16
Contractual deposits	6	6
      Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2005	2004

	(In millions)
Revenues from affiliates	$4	$4
Operations and maintenance expenses from affiliates	17	14
Reimbursement of operating expenses charged to affiliates	4	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2005	2004

	(In millions,
	except volume amounts)
Operating revenues	$123	$124
Operating expenses	(76)	(64)

Operating income	47	60
Other income, net	2	2

EBIT	49	62
Interest and debt expense	(23)	(22)
Affiliated interest income, net	5	5
Income taxes	(12)	(11)

Net income	$19	$34

Total throughput (BBtu/d)	4,055	3,981

      The following items contributed to our overall EBIT decrease of $13 million for the quarter ended March 31, 2005 as compared to the same period in 2004:

			EBIT
	Revenue	Expense	Impact

	Favorable/(Unfavorable)
	(In millions)
Impact of capacity obligations to former full requirements (FR) customers	$3	$—	$3
Gas not used in operations	(4)	(5)	(9)
Higher benefits and allocation of overhead and shared service costs from affiliates	—	(5)	(5)
Higher depreciation resulting from increase in depreciable assets	—	(2)	(2)

Total impact on EBIT	$(1)	$(12)	$(13)

      The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Impact of capacity obligations to former FR customers. Under the terms of our FERC approved systemwide capacity allocation proceeding, the impact of the capacity obligations for former FR customers terminated with the completion of Phases I and II of our Line 2000 Power-up project in April 2004. As a result, we are now able to remarket this capacity; however, we must demonstrate that such sales do not adversely impact our service to our firm customers and we are at risk for portions that were turned back to us on a permanently released basis.
      Gas Not Used in Operations. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of according to our tariffs, relative to the amounts of gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period. During 2004, we recovered, fairly consistently, volumes of natural gas that were not utilized for operations. These recoveries were based on factors such as system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. During 2005, we have experienced a net usage of gas in excess of amounts we recovered under our tariff. This, along with a steadily increasing natural gas price environment during this timeframe, resulted in unfavorable impacts on our operating results in 2005 versus 2004. We anticipate that this area of our business will continue to vary in the future and will be impacted by things such as rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
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
      Recontracting. In December 2004, we entered into an agreement with SoCal, providing that SoCal recontract for approximately 750 MMcf/ d of capacity on our system under several new contracts with various terms extending from 2009 to 2011. These new capacity commitments represent a recontracting of nearly all of the capacity SoCal currently holds on our system to serve its core (residential and commercial) markets. As part of that agreement, SoCal agreed to provide timely notification of termination of its major contract with us, along with a notice indicating that SoCal would not exercise its right of first refusal, to allow us to post the capacity for competitive bidding as required by our tariff. In April 2005, we received the required notice from SoCal. We then posted the capacity for bids as required by our tariff and SoCal successfully acquired the 750 MMcf/ d of capacity. We are in the process of consummating the transaction by executing the relevant transportation service agreements (TSAs) with SoCal. To the extent we determine the TSAs contain material deviations, we will file the TSAs at the FERC for its approval. In light of this, and the developments in the CPUC’s OIR proceeding, we will have capacity formerly held by SoCal for its use in serving its non-core customers available for recontracting, effective September 2006. We are continuing our efforts to remarket that remaining expiring capacity, including marketing efforts to serve SoCal’s non-core customers or to serve new markets. At this time, we are uncertain whether this remaining capacity will be recontracted, and if so at what rates. Depending upon the results of our recontracting efforts and the rates set by the FERC to be effective in January 2006, our revenues may be lower in the future.
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

Income Taxes

	Quarter Ended
	March 31,

	2005	2004

	(In millions, except
	for rates)
Income taxes	$12	$11
Effective tax rate	39%	24%
      Our effective tax rate for the quarter ended March 31, 2005 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.
      Our effective tax rate for the quarter ended March 31, 2004, was lower than the statutory rate of 35 percent due a state income tax adjustment related to the Western Energy Settlement. As of December 31, 2003, we maintained a valuation allowance on deferred tax assets related to our ability to realize state tax benefits from the deduction of the charge we took related to the Western Energy Settlement. During the first quarter of 2004, we evaluated this allowance and, based on our estimates, we believe that these state tax benefits would be fully realized. Consequently, we reversed this valuation allowance. Net of federal taxes, this benefit totaled approximately $6 million.
      Congress has proposed but failed to enact legislation that would disallow deductions for certain settlements made to or on behalf of governmental entities. If such legislation is enacted, it could impact the deductibility of the Western Energy Settlement and could result in a write-off of some or all of the associated tax benefits. In such event, our tax expense would increase. Our total tax benefits related to the Western Energy Settlement were approximately $205 million as of March 31, 2005.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2005, we had a cash advance receivable from El Paso of $758 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At March 31, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we and our interest in Mojave are pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2005 were approximately $18 million. We expect to spend approximately $206 million for the remainder of 2005 for capital expenditures, consisting of approximately $97 million to expand the capacity on our systems and $109 million for maintenance capital. Approximately $26 million and $48 million of our expansion capacity expenditures relate to the Cadiz to Ehrenberg (line 1903) and Phoenix area lateral projects. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, if necessary.
      We have learned that Union Pacific Railroad plans on expanding its railway system across the southern United States by adding a new set of rails and an adjacent drainage ditch. Our southern mainline system crosses underneath this portion of the Union Pacific railway system in 40 separate locations. Our rights related to such crossings are set forth in certain license agreements containing provisions that may require us to accommodate the railroad’s expansion at our cost. If the licenses so require and Union Pacific proceeds under its current expansion design plan, we estimate that we may have capital expenditures up to $31 million over ten years to accommodate the expansion. In an effort to reduce costs for ratepayers and/or avoid the need to exercise our right of condemnation, we have initiated steps to work with Union Pacific to reduce unnecessary costs using various approaches, including changing the design of the adjacent drainage ditch or eliminating its need altogether. The outcome of our efforts cannot be predicted with certainty at this time.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
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
      With this in mind, you should consider the risks discussed elsewhere in this Report and other documents we file with the Securities and Exchange Commission from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Material Weakness Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over access to financial application programs and data in certain information technology environments. The remedial actions implemented in the first quarter of 2005 related to this material weakness are described below.
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the President and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our President and CFO concluded that as a result of the material weakness discussed above, our disclosure controls and procedures were not effective as of March 31, 2005. Because of this material weakness, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes; and

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments.

      We have identified other remedial actions to improve our internal control over financial reporting that are in the process of being implemented. In addition, we are continuing to evaluate the ongoing effectiveness and sustainability of the changes we have made in our internal control and, as a result of our ongoing evaluation, we may identify additional changes to improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 3. Defaults Upon Senior Securities
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 5. Other Information
      SoCal is currently our largest customer with transportation contracts for approximately 1.3 Bcf/ d of capacity, of which approximately 1.2 Bcf/ d is held under a single contract that expires in August 2006. In December 2004, we entered into an agreement with SoCal, providing that SoCal recontract for approximately 750 MMcf/d of capacity on our system under several new contracts with various terms extending from 2009 to 2011. These new capacity commitments represent a recontracting of nearly all of the capacity SoCal currently holds on our system to serve its core (residential and commercial) markets. As part of that agreement, SoCal agreed to provide timely notification of termination of its major contract with us, along with a notice indicating that SoCal would not exercise its right of first refusal, to allow us to post the capacity for competitive bidding as required by our tariff. In April 2005, we received the required notice from SoCal. We then posted the capacity for bids as required by our tariff and SoCal successfully acquired the 750 MMcf/ d of capacity. We are in the process of consummating the transaction by executing the relevant TSAs with SoCal. To the extent we determine the TSAs contain material deviations, we will file the TSAs at the FERC for its approval. In a related matter, in late April 2005, an ALJ decision of the CPUC dismissed, without further consideration, the issue pending in Phase II of its OIR proceeding of whether the CPUC should require California utilities to hold capacity to serve, or backup, the interstate transportation needs of their non-core customers. In light of these developments, we will have capacity formerly held by SoCal for its use in serving its non-core customers available for recontracting, effective September 2006. We are continuing our efforts to remarket that remaining expiring capacity, including marketing efforts to serve SoCal’s non-core customers or to serve new markets. At this time, we are uncertain whether this remaining capacity will be recontracted.
Item 6. Exhibits
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO NATURAL GAS COMPANY
Date: May 11, 2005

/s/ JAMES J. CLEARY

James J. Cleary
President
(Principal Executive Officer)
Date: May 11, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EL PASO NATURAL GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.