Form 10-Q
period 2005-09-30
EL PASO NATURAL GAS CO
filed 2005-11-07
CIK 31986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock, par value $1 per share. Shares outstanding on November 4, 2005: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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
     When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$125	$130	$371	$384

Operating expenses
Operation and maintenance	79	45	170	120
Depreciation, depletion and amortization	19	19	56	54
Gain on long-lived assets	—	—	(2)	(1)
Taxes, other than income taxes	8	7	24	23

	106	71	248	196

Operating income	19	59	123	188
Other income, net	2	2	6	5
Interest and debt expense	(23)	(23)	(69)	(68)
Affiliated interest income, net	9	5	22	14

Income before income taxes	7	43	82	139
Income taxes	2	11	31	41

Net income	$5	$32	$51	$98

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$1
Accounts and notes receivable
Customer, net of allowance of $18 in 2005 and 2004	76	73
Affiliates	10	38
Other	1	3
Taxes receivable	78	102
Materials and supplies	40	41
Deferred income taxes	33	27
Other	14	19

Total current assets	252	304

Property, plant and equipment, at cost	3,355	3,355
Less accumulated depreciation, depletion and amortization	1,197	1,222

Total property, plant and equipment, net	2,158	2,133

Other assets
Note receivable from affiliate	823	702
Other	86	86

	909	788

Total assets	$3,319	$3,225

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$42	$36
Affiliates	19	16
Other	4	4
Short-term borrowings	7	7
Taxes payable	34	29
Accrued interest	23	25
Contractual deposits	8	11
Other	37	11

Total current liabilities	174	139

Long-term debt	1,110	1,110

Other liabilities
Deferred income taxes	372	359
Other	99	104

	471	463

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,267	1,267
Retained earnings	297	246

Total stockholder’s equity	1,564	1,513

Total liabilities and stockholder’s equity	$3,319	$3,225

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities
Net income	$51	$98
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	56	54
Deferred income taxes	7	110
Gain on long-lived assets	(2)	(1)
Asset and liability changes	58	(678)

Net cash provided by (used in) operating activities	170	(417)

Cash flows from investing activities
Additions to property, plant and equipment	(80)	(103)
Net change in restricted cash	—	443
Net change in affiliate advances	(93)	(17)
Other	2	(5)

Net cash provided by (used in) investing activities	(171)	318

Cash flows from financing activities
Capital contributions	—	73

Net cash provided by financing activities	—	73

Net change in cash and cash equivalents	(1)	(26)
Cash and cash equivalents
Beginning of period	1	26

End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
     New Accounting Pronouncements Issued But Not Yet Adopted
      As of September 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and we do not believe that this pronouncement will have a material impact on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. We filed a request with the FERC to allow the adoption of the provisions of this release in December 2005. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $5 million to $14 million annually.
2. Debt and Credit Facilities
  Debt
      We have the ability to call $662 million of our debt obligations at our sole discretion at any time. If we were to exercise our option to call these bonds, we would be obligated to pay principal, accrued interest and potentially a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.
  Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At September 30, 2005, El Paso had $1.2 billion outstanding under the term loan, none of which was borrowed by us and $1.6 billion of letters of credit issued under the credit agreement. We have no letter of credit obligations under this facility. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. In January 2004, the court dismissed the lawsuit. Plaintiffs subsequently amended the complaint, which was dismissed again in November 2004. Plaintiffs have appealed that dismissal to the US Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. Our costs and legal exposure related to this lawsuit are not currently determinable.
      IMC Chemicals (IMCC) v. El Paso Marketing, L.P. (EPM), et al. In January 2003, IMCC filed a lawsuit in California state court against us and our affiliates. The suit seeks to void the gas purchase agreement between IMCC and EPM, the term of which was to continue until December 2003. IMCC contends that EPM and its affiliates manipulated market prices for natural gas and, as a part of the manipulation, induced IMCC to enter into the contract. IMCC’s total claim appears to be in excess of $20 million. IMCC alternatively seeks $5.5 million as damages it maintains it was entitled to at the termination of the contract. EPM’s counterclaim seeks in excess of $5 million in damages. Our costs and legal exposure related to this lawsuit are not currently determinable.
      Phelps Dodge vs. EPNG. In February 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. Plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully withheld capacity and thereby manipulated and inflated gas prices. We removed this lawsuit to the U.S. District Court for the District of Arizona. Plaintiffs filed a motion to remand the matter to state court which the district court granted in March 2005. The case has been dismissed, however the dismissal has been appealed. Our costs and legal exposure related to this lawsuit are not currently determinable.
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
      Carlsbad. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. In June 2001, the U.S. Department of Transportation’s Office of Pipeline Safety (DOT) issued a Notice of Probable Violation and Proposed Civil Penalty to us. The Notice alleged violations of DOT regulations, proposed fines totaling $2.5 million and proposed corrective actions. In April 2003, the National Transportation Safety Board issued its final report on the rupture, finding that the rupture was probably caused by internal corrosion that was not detected by our corrosion control program. In December 2003, this matter was referred by the DOT to the Department of Justice (DOJ). We entered into a tolling agreement with the DOJ to attempt to reach resolution of this civil proceeding and have recently extended that agreement. In addition, we and several of our current and former employees had received several federal grand jury subpoenas for documents or testimony related to the Carlsbad rupture. In August 2005, we received a letter from the DOJ stating that the United States is not pursuing any criminal prosecutions associated with the rupture.

      In addition, a lawsuit entitled Baldonado et al. vs. EPNG was filed in June 2003, in state court in Eddy County, New Mexico, on behalf of 23 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but has been appealed to the New Mexico Court of Appeals. Oral argument has been set for November 2005. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable, however, we believe these matters will be fully covered by insurance. All other personal injury suits related to the rupture have been settled.
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), in two class action lawsuits styled as Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. The plaintiffs have filed reports alleging damages of approximately $353 million, which includes alleged royalty underpayments from 1982 to the present on natural gas produced from specified wells in Oklahoma, plus interest from the time such amounts were allegedly due. The plaintiffs have also requested punitive damages. The court has certified the plaintiff classes of royalty and overriding royalty interest owners. The consolidated class action trial began on October 10, 2005, and is proceeding. While Burlington accepted our tender of the defense of these cases in 1997, pursuant to the spin-off agreement entered into in 1992 between us and Burlington, and had been defending the matter since that time, at the end of 2003 it asserted contractual claims for indemnity against us. A third action, styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. Defendants succeeded in transferring this action to Washita County. A class has not been certified. We have filed an action styled El Paso Natural Gas Company v. Burlington Resources, Inc. and Burlington Resources Oil and Gas Company,

L.P. against Burlington in state court in Harris County relating to the indemnity issues between Burlington and us. That action is currently stayed by agreement of the parties. We believe we have substantial defenses to the plaintiffs’ claims as well as to the claims for indemnity by Burlington.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure in the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At September 30, 2005, we had accrued approximately $31 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2005, we had accrued approximately $31 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $25 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $57 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2005 to September 30, 2005 (in millions).

Balance at January 1, 2005	$32
Additions/adjustments for remediation activities	1
Payments for remediation activities	(2)

Balance at September 30, 2005	$31

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $25 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2005, we have estimated our share of the remediation costs at these sites to be between $12 million and $17 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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
  Rates and Regulatory Matters
      CPUC Complaint Proceeding. In April 2000, the California Public Utility Commission (CPUC) filed a complaint under Section 5 of the Natural Gas Act (NGA) with the FERC alleging that our sale of approximately 1.2 Bcf/d of capacity to our affiliate, EPM, raised issues of market power and violation of the FERC’s marketing affiliate regulations and asked that the contracts be voided. In the spring and summer of 2001, two hearings were held before an Administrative Law Judge (ALJ) to address the market power issue and the affiliate issue. In November 2003, the FERC vacated both of the ALJ’s Initial Decisions that were adverse to us. That decision was upheld by the FERC in a rehearing order issued in March 2004. Certain shippers appealed both FERC orders to the U.S. Court of Appeals for the District of Columbia. Following oral arguments in early October 2005, the Court dismissed the appeal. With this ruling, shippers must defer any further arguments on this matter until our rate case. We believe this matter was resolved in an earlier FERC proceeding. The outcome of this proceeding cannot be predicted with certainty at this time.
      Rate Settlement. Our current rate settlement establishes our base rates through December 31, 2005. The settlement has certain requirements applicable to the post-settlement period that includes a provision which limits the rates to be charged to a portion of our contracted portfolio to a level equal to the inflation-escalated rate from our 1996 rate settlement. In our rate case filed in June 2005, we proposed that the rate limitation should no longer apply. The FERC could issue an order concerning the continued viability of the capped-rate provision of the 1996 rate settlement in late 2005 or early 2006. Also, we have the right to change our base rates until December 31, 2005 if changes in laws or regulations result in increased or decreased costs in excess of $10 million a year.
      Rate Case. In June 2005, we filed a rate case with the FERC proposing an increase in revenues of 10.6 percent or $56 million over current tariff rates, subject to refund, and also proposing new services and revisions to certain terms and conditions of existing services, including the adoption of a fuel tracking mechanism. The rate case would be effective January 1, 2006. In addition, the reduced tariff rates provided to our former full requirements customers under the terms of our FERC approved systemwide capacity allocation proceeding will expire. The combined effect of the proposed increase in tariff rates and the expiration of the lower rates is estimated to increase our revenues by approximately $138 million. In July 2005, the FERC accepted certain of the proposed tariff revisions, including the adoption of a fuel tracking mechanism and set the rate case for hearing and technical conference. Technical conferences have now been held and settlement discussions are ongoing. We also filed a settlement that will delay the effective date of the proposed new services and other provisions until April 1, 2006. The outcome of this rate case cannot be predicted with certainty at this time.
      FERC Order 2004 Audit. In February 2005, we were notified that the FERC’s Office of Market Oversight and Investigations had selected us to undergo an audit of our FERC Order 2004 compliance efforts.

We are cooperating fully with the auditors and have provided responses to the various data requests. The final outcome of this audit can not be predicted with certainty, nor can its impact on us or our affiliated pipelines be determined at this time.
      CPUC’s OIR Proceeding. The CPUC initiated an Order Instituting Rulemaking (OIR) in Docket No. R04-01-025 addressing California’s utilities’ energy supply plans for the period of 2006 and beyond. The proceeding is broken into two phases, with the first focusing on issues that need to be addressed more immediately such as interstate capacity and utility access to liquified natural gas supplies. In September 2004, the CPUC issued a decision on these issues that is generally favorable to us. However, it authorizes the California utilities to issue notices of termination of their contracts with us in order to permit them to negotiate reduced contract levels and diversify their supply portfolios. This means, for instance, that our largest customer, Southern California Gas Company (SoCal), had the CPUC’s permission to terminate its contract with us for approximately 1.2 Bcf/d, which it did in April 2005. The termination will be effective August 2006. In late April 2005, the CPUC’s Administrative Law Judge dismissed, without further consideration, the issue pending in Phase II of its OIR proceeding of whether the CPUC should require California utilities to hold capacity to serve, or backup, the interstate transportation needs of their non-core customers. The staff of the CPUC, however, recently issued a report recommending that the California utilities consider acquiring firm interstate pipeline capacity to serve base loaded generation plants. Although we have successfully recontracted with SoCal for 750 MMcf/d of capacity for various terms extending through 2011, we will have approximately 500 MMcf/d of capacity formerly held by SoCal for its use in serving its non-core customers available for recontracting, effective September 2006. We are also continuing in our efforts to remarket the remaining expiring capacity to serve either SoCal’s non-core customers or to serve new markets. We are also pursuing the option of using some or all of this capacity to provide new services to existing markets. At this time, we are uncertain how much of the remaining capacity formerly held by SoCal will be recontracted and, if so, at what rates.
      While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position and our cash flows in the periods these events occur.

Other Matters
      Navajo Nation. Nearly 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on property inside the Navajo Nation. Our real property interests, such as easements, leases and right-of-way, located on Navajo Nation trust lands expired on October 17, 2005. Under the expiring agreements, we paid approximately $2 million per year to the Nation. To renew those rights, we have extended a cash offer that increases that compensation to approximately $138 million in cash and restricted common stock plus non-cash consideration, including a collaborative project to benefit the Nation, totaling another $60 million, over the next 20 years. We continue to negotiate with the Navajo Nation, but the Navajo Nation has made a demand of more than ten times the existing fee. In an effort to resolve the current impasse in the negotiations, we have also filed an application with the Department of the Interior requesting the agency renew our federal right-of-way on Navajo Nation lands. Recognizing we are not the only pipeline facing this issue, the Energy Policy Act of 2005 includes a provision that calls for a comprehensive study of energy infrastructure right-of-way on tribal lands. The study, to be conducted jointly by the Departments of Energy and the Interior must be submitted to Congress by August 2006. Historically, we have continued renewal negotiations with the Navajo Nation substantially beyond the prior easement’s expiration, without litigation or interruption to our operations. While we currently do not anticipate the expiration of the right-of-way will lead to any interruption in service to our customers, the impact of this impasse is uncertain. As our renewal efforts continue, we may incur litigation and other costs and, ultimately, higher fees. Although the FERC has rejected a request made in the rate case filed in June 2005 for a tracking mechanism that would have provided an assurance of recovery of the cost of the Navajo right-of-way, the FERC did invite us to seek permission to include the cost of the right-of-way in our pending rate case if the final cost becomes known and measurable within a reasonable time after the close of the test period on December 31, 2005.

Guarantees
      We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2004 Annual Report on Form 10-K for a description of these guarantees. As of September 30, 2005, we had approximately $16 million of both financial and performance guarantees not otherwise reflected in our financial statements.
4. Retirement Benefits
      The components of our postretirement benefit costs for the periods ended September 30 are as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Interest costs	$1	$2	$3	$5
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of transition obligation	2	2	6	6
Amortization of actuarial loss	—	—	—	1

Net postretirement benefit cost	$2	$3	$6	$9

      In 2004, we adopted FASB Staff Position (FSP) No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits that are covered by that legislation. The adoption of FSP No. 106-2 decreased our accumulated postretirement benefit obligation by $21 million. In addition, it reduced our net periodic benefit cost by approximately $2 million for the first nine months of 2005. Our actual and expected contributions for 2005 were not reduced by subsidies under this legislation.
5. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At September 30, 2005 and December 31, 2004, we had advanced to El Paso $823 million and $730 million. The interest rate was 4.9% at September 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At December 31, 2004, we classified $28 million of this receivable as current.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes receivable of $78 million at September 30, 2005 and $102 million at December 31, 2004. We also have income taxes payable of $4 million at September 30, 2005 and $9 million at December 31, 2004, included in taxes payable on our balance sheets. In addition, we have income tax assets of $21 million at September 30, 2005 included in current deferred income taxes on our balance sheet. The majority of these balances will become payable to or receivable from El Paso.
      Capital Contributions. In January 2004, El Paso contributed to us $73 million in proceeds from the issuance of its common stock. The proceeds were placed in escrow and released to the Western Energy Settlement parties in June 2004.

      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2005	2004

	(In millions)
Contractual deposits	$6	$6
      In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $6 million.
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company (TGP) associated with our shared pipeline services. In addition, we allocate costs to Colorado Interstate Gas Company (CIG) for their share of pipeline services. The following table shows revenues and charges from our affiliates for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$5	$5	$13	$14
Operations and maintenance expenses from affiliates	19	17	53	44
Reimbursements of operating expenses charged to affiliates	4	3	12	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$125	$130	$371	$384
Operating expenses	(106)	(71)	(248)	(196)

Operating income	19	59	123	188
Other income, net	2	2	6	5

EBIT	21	61	129	193
Interest and debt expense	(23)	(23)	(69)	(68)
Affiliated interest income, net	9	5	22	14
Income taxes	(2)	(11)	(31)	(41)

Net income	$5	$32	$51	$98

Throughput volumes (BBtu/d)	4,332	4,432	4,160	4,189

      The following items contributed to our overall EBIT decreases of $40 million and $64 million for the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and revaluations	$(5)	$(4)	$—	$(9)	$(15)	$(10)	$—	$(25)
Impact of capacity obligations to former full requirements customers	—	—	—	—	5	—	—	5
Higher benefits and allocation of overhead and shared service costs from affiliates	—	(3)	—	(3)	—	(14)	—	(14)
Higher litigation accruals(2)	—	(28)	—	(28)	—	(28)	—	(28)
Other(1)	—	—	—	—	(3)	—	1	(2)

Total impact on EBIT	$(5)	$(35)	$—	$(40)	$(13)	$(52)	$1	$(64)

(1)	Consists of individually insignificant items.
(2)	For a discussion of our legal matters, see Item 1, Financial Statements, Note 3.

     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations and Revaluations. The financial impact of operational gas is based on the amount of natural gas we are allowed to retain, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are impacted by volumes and prices during a given period. During 2004, we retained, fairly consistently, volumes of natural gas that were not utilized for operations. These amounts retained were based on factors such as system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. These revenues are recognized as volumes of gas not needed for operations are retained. We can also experience variability in our operating results from revaluations of net natural gas imbalances owed to shippers and encroachments against our system gas. These volumetric obligations are recognized as they occur and impacted by changing prices each period.
      During 2005, we have experienced a net usage of natural gas in excess of amounts we retained under our tariff. This, along with a steadily increasing natural gas price environment during this timeframe, resulted in unfavorable impacts on our operating results in 2005 versus 2004. As of September 30, 2005, EPNG had encroachments against its system gas supply and net imbalances owed to shippers of approximately 1.0 Bcf. We also experienced higher gas prices, which caused an increase in our obligations of $5 million to replace system gas and settle gas imbalances in the future. Future impacts of these imbalances will be based on future volumes and changes in prices. We anticipate that this area of our business will continue to vary in the future and will be impacted by rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
      In our rate case filed in June 2005, we proposed the adoption of a fuel tracker to retain the actual costs of fuel lost and unaccounted for and other gas balancing costs, such as encroachments against our system gas supply and imbalance cash out price adjustments, with a true-up mechanism for amounts over or under retained. In its July 2005 order, the FERC determined that the fuel tracker was just and reasonable, although the FERC noted that certain procedural aspects of the fuel tracker (such as the adjustments for gas volumes that are periodically purchased and sold, the determination of the initial fuel retention levels and the mechanism for making periodic adjustments to the retention levels) required further investigation. Following the implementation of the fuel tracker on January 1, 2006, if accepted as proposed, these matters will not have a material impact on future EBIT.
      Impact of Capacity Obligations to Former Full Requirements Customers. Under the terms of our FERC approved systemwide capacity allocation proceeding, the impact of the capacity obligations for former full requirements customers terminated with the completion of Phases I and II of our Line 2000 Power-up project in April 2004. As a result, we are now able to remarket this capacity; however, we must demonstrate that such sales do not adversely impact our service to our firm customers and we are at risk for portions that were turned back to us on a permanently released basis.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from TGP associated with our shared pipeline services. In addition, we allocate costs to CIG for their share of pipeline services. During the quarter and nine months ended September 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the relationship of our asset base and earnings to El Paso’s overall asset base and earnings.
      Expansions. In order to meet increased demand in our markets and comply with FERC orders, we completed Phases I, II and III of our Line 2000 Power-up project, which increased the capacity of that line by 320 MMcf/d. In June 2005, we received FERC approval for our Cadiz to Ehrenberg project that will increase our north-to-south capacity by 372 MMcf/d. Construction began in September 2005 and the project is scheduled to be in service by late 2005. We expect to earn revenues associated with these expansions beginning in January 2006.

      Recontracting. SoCal successfully acquired approximately 750 MMcf/d of capacity on our system under new contracts which have been executed with various terms extending from 2009 to 2011 commencing September 2006. Effective September 2006, approximately 500 MMcf/d of capacity formerly held by SoCal to serve its non-core customers will be available for recontracting. In addition, while we received notice in August 2005 terminating rights to approximately 150 MMcf/d of capacity, we did not receive termination notices for approximately 800 MMcf/d which will continue under contracts until 2011 or beyond. We are in negotiations with shippers on contracts relating to approximately 600 MMcf/d of capacity. We are also continuing in our efforts to remarket the remaining expiring capacity to serve either SoCal’s non-core customers or to serve new markets. In addition, we are pursuing the option of using some or all of this capacity to provide new services to existing markets. At this time, we are uncertain how much of the expiring capacity will be recontracted, and if so at what rates.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. We filed a request with the FERC to allow the adoption of the provisions of this release in December 2005. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $5 million to $14 million annually.
      Regulatory Matter. In June 2005, we filed a rate case with the FERC proposing an increase in revenues of 10.6 percent or $56 million over current tariff rates, subject to refund, and also proposing new services and revisions to certain terms and conditions of existing services, including the adoption of a fuel tracking mechanism. The rate case would be effective January 1, 2006. In addition, the reduced tariff rates provided to our former full requirements customers under the terms of our FERC approved systemwide capacity allocation proceeding will expire. The combined effect of the proposed increase in tariff rates and the expiration of the lower rates is estimated to increase our revenues by approximately $138 million. In July 2005, the FERC accepted certain of the proposed tariff revisions, including the adoption of a fuel tracking mechanism. See Item 1, Financial Statements, Note 3, for a further discussion of this matter. The outcome of this rate case cannot be predicted with certainty at this time.
      As part of our rate case, we sought recovery, through a tracking mechanism, of costs associated with renewing our right-of-way on Navajo Nation lands, which is discussed in Item I, Financial Statements, Note 3. The FERC initially rejected our request, but invited us to seek a waiver of their regulations to permit the cost of the right-of-way to be included in our pending rate case if the final cost becomes known and measurable within a reasonable time after the close of the test period on December 31, 2005. The timing and/or extent of recovery could impact future financial results.
Affiliated Interest Income, Net

Third Quarter 2005 Compared to Third Quarter 2004
      Affiliated interest income, net for the quarter ended September 30, 2005, was $4 million higher than the same period in 2004 due to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $768 million for the third quarter of 2004 increased to $788 million in 2005. In addition, the average short-term interest rates for the third quarter increased from 2.5% in 2004 to 4.5% in 2005.

Nine Months Ended 2005 Compared to Nine Months Ended 2004
      Affiliated interest income, net for the nine months ended September 30, 2005, was $8 million higher than the same period in 2004 due to higher average short-term interest rates, offset by lower average advances to El Paso under its cash management program. The average short-term interest rates increased from 2.5% in 2004 to 3.8% in 2005. However, the average advances due from El Paso of $778 million for the nine months of 2004 decreased to $760 million in 2005.

Income Taxes

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$2	$11	$31	$41
Effective tax rate	29%	26%	38%	29%
      Our effective tax rates for the quarter and for the nine months ended September 30, 2005, were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.
      Our effective tax rates for the quarter and nine months ended September 30, 2004, were lower than the statutory rate of 35 percent due to a state income tax adjustment related to the Western Energy Settlement and an adjustment to consolidated deferred taxes related to the Mojave pipeline system. As of December 31, 2003, we maintained a valuation allowance on deferred tax assets related to our ability to realize state tax benefits from the deduction of the charge we took related to the Western Energy Settlement. During the first quarter of 2004, we evaluated this allowance and, based on our estimates, we believe that these state tax benefits will be fully realized. Consequently, we reversed this valuation allowance. Net of federal taxes, this benefit totaled approximately $6 million.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2005, we had a cash advance receivable from El Paso of $823 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At September 30, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and our ownership in Mojave Pipeline Company are pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the nine months ended September 30, 2005 were approximately $80 million. We expect to spend approximately $73 million for the remainder of 2005 for capital expenditures, consisting of approximately $20 million to expand the capacity on our systems and $53 million for maintenance capital. Approximately $15 million of our remaining 2005 expansion capacity expenditures relate to the Cadiz to Ehrenberg (Line 1903) project. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, if necessary.
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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the Company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first six months of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Performed an in-depth analysis of our primary financial accounting system to examine existing functional access to identify any potentially incompatible duties and developed an enhanced segregation of duties matrix based on this analysis;

•	Modified our primary financial accounting system to eliminate or modify potentially conflicting functionality;

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above;

•	Separated security administration rights from system update capabilities for our applications described above; and

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.
      During the third quarter of 2005, we also implemented various changes in our internal control over financial reporting, including:

•	Conducted training on company-wide accounting policies;

•	Improved our procedures for managing information systems changes; and

•	Enhanced the automated controls over the preparation and posting of journal entries.
      We believe that the changes in our internal controls described above have remediated the material weakness identified in connection with our assessment of internal controls as of December 31, 2004. Our testing and evaluation of the operating effectiveness and sustainability of many of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found below.
      Arizona Pipe-Coating. In September 2005, the State of Arizona, on behalf of the Arizona Department of Environmental Quality (ADEQ) informed us of its intent to require a civil penalty and preventive actions by us to resolve a Notice of Violation issued by the ADEQ for alleged regulatory violations related to our handling of asbestos-containing asphaltic pipe coating. The likely penalty and the costs associated with any preventive actions are unknown at this time.
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
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
Date: November 4, 2005

/s/ JAMES J. CLEARY

James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)
Date: November 4, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EL PASO NATURAL GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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