Form 10-Q
period 2006-03-31
EL PASO NATURAL GAS CO
filed 2006-05-05
CIK 31986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
     Common stock, par value $1 per share. Shares outstanding on May 5, 2006: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Operating revenues	$153	$123

Operating expenses
Operation and maintenance	49	49
Depreciation, depletion and amortization	24	19
Taxes, other than income taxes	8	8

	81	76

Operating income	72	47
Other income, net	1	2
Interest and debt expense	(23)	(23)
Affiliated interest income, net	11	5

Income before income taxes	61	31
Income taxes	23	12

Net income	$38	$19

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $18 in 2006 and 2005	82	114
Affiliates	2	4
Materials and supplies	40	41
Deferred income taxes	30	14
Restricted cash	10	17
Other	4	3

Total current assets	168	193

Property, plant and equipment, at cost	3,445	3,417
Less accumulated depreciation, depletion and amortization	1,212	1,193

Total property, plant and equipment, net	2,233	2,224

Other assets
Note receivable from affiliate	934	872
Other	87	89

	1,021	961

Total assets	$3,422	$3,378

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$40	$84
Affiliates	17	6
Other	4	17
Taxes payable	46	27
Accrued interest	22	25
Accrued liabilities	60	50
Other	13	12

Total current liabilities	202	221

Long-term debt	1,111	1,110

Other liabilities
Deferred income taxes	389	364
Other	104	105

	493	469

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	348	310

Total stockholder’s equity	1,616	1,578

Total liabilities and stockholder’s equity	$3,422	$3,378

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Cash flows from operating activities
Net income	$38	$19
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	24	19
Deferred income taxes	8	7
Other non-cash income items	3	—
Asset and liabilities changes	3	—

Net cash provided by operating activities	76	45

Cash flows from investing activities
Additions to property, plant and equipment	(21)	(18)
Net change in restricted cash	7	—
Net change in affiliate advances	(62)	(28)

Net cash used in investing activities	(76)	(46)

Net change in cash and cash equivalents	—	(1)
Cash and cash equivalents
Beginning of period	—	1

End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2006, and for the quarters ended March 31, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
     Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.
      Accounting for Pipeline Integrity Costs. On December 1, 2005, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to December 1, 2005, we capitalized these costs as part of our property, plant and equipment. The adoption of this accounting release did not have a material impact to our financial statements as of and for the quarter ended March 31, 2006.
2. Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Our common stock, our interest in Mojave Pipeline Company (Mojave), and the common stock of several of our affiliates are pledged as collateral under the agreement. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2005 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in the U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. In January 2004, the court dismissed the lawsuit. The plaintiffs subsequently amended the complaint, which was dismissed again in late 2004. The plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. Our costs and legal exposure related to this lawsuit are not currently determinable.
      Phelps Dodge vs. EPNG. In February 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. The plaintiffs claim we violated Arizona anti-

trust statutes and allege that during 2000-2001, we unlawfully withheld capacity and thereby manipulated and inflated gas prices. The case was dismissed by the Maricopa County Superior Court in August 2005, however, the dismissal has been appealed. Our costs and legal exposure related to this lawsuit are not currently determinable.
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
      Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (in re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions on jurisdictional grounds. If the court adopts these recommendations, it will result in the dismissal of this case on jurisdictional grounds. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), in two class action lawsuits styled as Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. The consolidated class action has been settled pursuant to a settlement agreement executed in January 2006. A third action, styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. All the claims in this action have also been settled as part of the January 2006 settlement. The settlement of all these claims is subject to court approval, after a fairness hearing scheduled in the second quarter of 2006. We filed an action styled El Paso Natural Gas Company v. Burlington Resources, Inc. and Burlington Resources Oil and Gas Company, L.P. against Burlington in state court in Harris County, Texas relating to the indemnity issues between Burlington and us. That action was stayed by agreement of the parties and settled in November 2005, subject to the underlying class settlements being finalized and approved by the court. Upon final court approval of these settlements, our contribution will be approximately $30 million plus interest, which has been accrued as of March 31, 2006.

      In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2006, we had accrued approximately $46 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2006, we had accrued approximately $31 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $24 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated; however, our exposure could be as high as $56 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2006 to March 31, 2006 (in millions):

Balance at January 1, 2006	$29
Additions/adjustments for remediation activities	3
Payments for remediation activities	(1)

Balance at March 31, 2006	$31

      For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up plans.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2006, we have estimated our share of the remediation costs at these sites to be between $12 million and $16 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
      State of Arizona Chromium Review. In April 2004, the State of Arizona’s Department of Environmental Quality (ADEQ) requested information from us regarding the historical use of chromium in our operations. By June 2004, we had responded fully to the request. We are currently working with the State of Arizona on this matter and have commenced a study of our facilities in Arizona to determine if there are any issues concerning the usage of chromium. We will also study our facilities on tribal lands in Arizona and New Mexico and our facility at El Paso Station in El Paso, Texas. At March 31, 2006, we recorded a liability of $3 million related to remediation activities at these facilities. Additional accruals may be required based on further information and discussions with the ADEQ.
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
  Rates and Regulatory Matters
      Rate Case. In June 2005, we filed a rate case with the FERC proposing an increase in revenues of 10.6 percent or $56 million over current tariff rates, new services and revisions to certain terms and conditions of existing services, including the adoption of a fuel tracking mechanism. As part of this filing, we proposed to modify our depreciation rates to a range of approximately two percent to 20 percent per year. On January 1, 2006, the tariff rates and depreciation rates, which are subject to refund, and the fuel tracking mechanism became effective. In March 2006, the FERC issued an order that generally approved our proposed new services. The FERC accepted a delay in the implementation of the new services until June 1, 2006, pending further action. In April 2006, we solicited and received bids for certain new services and are currently evaluating those bids. We are continuing settlement discussions with our customers. At this time, the outcome of this rate case cannot be predicted with certainty.
      Rate Settlement. Our prior rate settlement established our base rates through December 31, 2005. The prior settlement has certain requirements applicable to the post-settlement period that includes a provision which limits the rates to be charged to a portion of our contracted portfolio to a level equal to the inflation-escalated rate from our 1996 rate settlement. In our rate case filed in June 2005, we proposed that the rate limitation should no longer apply. In March 2006, the FERC issued an order which limits the applicability of the capped-rate provision of the 1996 rate settlement to the period when the contracts expire or are terminated. The FERC will continue discussing this matter further at an upcoming hearing for our current rate case discussed above.
      FERC Order 2004 Audit. In February 2005, we were notified that the FERC’s Office of Market Oversight and Investigations had selected us to undergo an audit of its FERC Order 2004 compliance efforts. In April 2006, we received the FERC’s audit report which did not find any significant areas of non-compliance with the FERC’s Standards of Conduct. However, the report did cite two unintentional areas of non-compliance which are not material to us or our affiliated pipelines. We are in the process of implementing procedures to ensure compliance in these areas.
      California Public Utilities Commission (CPUC)’s OIR Proceeding. In 2005, the CPUC initiated an Order Instituting Rulemaking (OIR) in Docket No. R04-01-025 addressing California’s utilities’ energy supply plans for the period of 2006 and beyond. The CPUC authorized the California utilities to issue notices of termination of their contracts with us in order to permit them to negotiate reduced contract levels and diversify their supply portfolios to serve their core customers, which they have done. With regard to non-core customers, the staff of the CPUC has issued a report recommending that the California utilities consider acquiring firm interstate pipeline capacity to serve base loaded generation plants. Although we have successfully recontracted with Southern California Gas Company (SoCal) for 768 BBtu/d of capacity for various terms extending through 2011, we will have approximately 453 BBtu/d of capacity formerly held by SoCal available for recontracting, effective September 2006. We are continuing in our efforts to remarket this remaining expiring capacity. We are also pursuing the option of using some or all of this capacity to provide new services to existing customers. At this time, we are uncertain how much of the remaining capacity formerly held by SoCal will be recontracted and, if so, at what rates.

      While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position and our cash flows.

Other Matter
      Navajo Nation. Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Although our rights-of-way on lands crossing the Navajo Nation expired in October 2005, we entered into an interim agreement with the Navajo Nation to extend the use of our existing rights-of-way through the end of 2006. Under the interim agreement, we will make quarterly payments to the Navajo Nation, subject to a two-way adjustment if the parties reach final agreement on a long term right-of-way agreement prior to the end of 2006. Negotiations on the terms of the long-term agreement are continuing. Although the Navajo Nation has at times demanded more than ten times the $2 million annual fee that existed prior to the execution of the interim agreement, we continue to offer a combination of cash and non-cash consideration, including collaborative projects to benefit the Navajo Nation. In addition, we continue to preserve our other legal and regulatory alternatives, which include continuing to pursue our application with the Department of the Interior for renewal of our rights-of-way on Navajo Nation lands. We also continue to press for public policy intervention by Congress in this area. The Energy Policy Act of 2005 commissioned a comprehensive study of energy infrastructure rights-of-way on tribal lands. The study, to be conducted jointly by the Department of Energy and the Department of Interior, must be submitted to Congress by August 2006. It is uncertain whether our negotiation, public policy or litigation efforts will be successful, or if successful, what will be the ultimate cost of obtaining the rights-of-way or whether we will be able to recover those costs in our rate case.
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

Guarantees
      We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2005 Annual Report on Form 10-K for a description of these guarantees. As of March 31, 2006, we had approximately $16 million of financial and performance guarantees not otherwise reflected in our financial statements.
4. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheets. At March 31, 2006 and December 31, 2005, we had notes receivable from El Paso of $934 million and $872 million. The interest rate at March 31, 2006 and December 31, 2005 was 5.5% and 5.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $38 million and $26 million at March 31, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. At March 31, 2006 and December 31, 2005, we had contractual deposits with our affiliates of $7 million and $6 million, included in other current liabilities on our balance sheets.
      Affiliate Revenues and Expenses. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company (TGP) associated with our pipeline services. We also allocate costs to Colorado Interstate Gas Company for its share of pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.
      The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2006	2005

	(In millions)
Revenues from affiliates	$4	$4
Operation and maintenance expenses from affiliates	14	17
Reimbursement of operating expenses charged to affiliates	4	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2006	2005

	(In millions, except
	volume amounts)
Operating revenues	$153	$123
Operating expenses	(81)	(76)

Operating income	72	47
Other income, net	1	2

EBIT	73	49
Interest and debt expense	(23)	(23)
Affiliated interest income, net	11	5
Income taxes	(23)	(12)

Net income	$38	$19

Throughput volumes (BBtu/d)(1)	4,094	4,055

(1)	Throughput volumes exclude throughput transported by Mojave on behalf of EPNG.
     The following items contributed to our overall EBIT increase of $24 million for the quarter ended March 31, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
EPNG reservation and other services revenues	$30	$—	$—	$30
Operational gas and revaluations	—	4	—	4
Higher depreciation expense	—	(5)	—	(5)
Higher right-of-way expense	—	(4)	—	(4)
Other(1)	—	—	(1)	(1)

Total impact on EBIT	$30	$(5)	$(1)	$24

(1)	Consists of individually insignificant items.

     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      EPNG Reservation and Other Services Revenues. EPNG’s reservation and other services revenues were higher for the quarter ended March 31, 2006 as compared to the same period in 2005, primarily due to the combined effect of the termination, on December 31, 2005, of reduced tariff rates under the FERC-approved systemwide capacity allocation proceeding, and an increase in EPNG’s tariff rates which are subject to refund and became effective on January 1, 2006. For a further discussion of EPNG’s rate case, see Item I, Financial Statements, Note 3.
      Operational Gas and Revaluations. On January 1, 2006, we adopted a fuel tracker related to the actual costs of fuel lost and unaccounted for and other gas balancing costs, such as encroachments against our system gas supply and imbalance cash out price adjustments, with a true-up mechanism for amounts over or under retained. We believe this fuel tracker will reduce the future financial impacts of our operational gas costs.
      Higher Depreciation Expense. On January 1, 2006, the effective date of EPNG’s rate case, EPNG began applying higher depreciation rates to its property, plant and equipment which, along with an increase in depreciable plant, resulted in higher depreciation expense for the quarter ended March 31, 2006.
      Higher Right-Of-Way Expense. EPNG’s right-of-way expense was higher for the quarter ended March 31, 2006 as a result of the interim agreement reached with the Navajo Nation in January 2006. For a further discussion of this matter, see Item I, Financial Statements, Note 3.
Affiliated Interest Income, Net
      Affiliated interest income, net for the quarter ended March 31, 2006, was $6 million higher than the same period in 2005 due primarily to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rates for the first quarter increased from 2.9% in 2005 to 5.2% for the same period in 2006. In addition, the average advances due from El Paso of $713 million for the first quarter of 2005 increased to $857 million for the same period in 2006.
Income Taxes

	Quarter Ended
	March 31,

	2006	2005

	(In millions,
	except for rates)
Income taxes	$23	$12
Effective tax rate	38%	39%
      Our effective tax rates were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2006, we had notes receivable from El Paso of $934 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet.

      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock, our interest in Mojave and the common stock of several of our affiliates are pledged as collateral. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2006 were approximately $21 million. We expect to spend approximately $146 million for the remainder of 2006 for capital expenditures, consisting of $51 million to expand the capacity on our systems and $95 million for maintenance capital. In April 2006, the FERC issued a certificate order authorizing us to acquire and operate the East Valley lateral in Arizona. Subject to our acceptance of the FERC certificate order, we expect to acquire this lateral in the second quarter of 2006. Approximately $47 million of our remaining 2006 expansion capacity expenditures relate to the East Valley acquisition and Phoenix area storage projects. Approximately $28 million of the remaining 2006 maintenance expenditures are for facilities related to our pipeline integrity supplemental program. We expect to fund these capital expenditures through the use of internally generated funds.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found below.
      Arizona Pipe-Coating. In September 2005, the ADEQ issued a Notice of Violation (NOV) for alleged regulatory violations related to our handling of asbestos-containing coal tar enamel coating. This matter was referred to the Office of the Attorney General for the State of Arizona and we have agreed in principle to settle this matter for $225,000.
      Tucson Waste Management. In September 2004, we received a NOV from the ADEQ for an alleged failure to comply with waste management regulations at our Tucson compressor station. This matter was referred to the Office of the Attorney General for the State of Arizona and we have agreed in principle to settle this matter for $115,000.
Item 1A. Risk Factors
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
      Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2005 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.
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

Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
     Undertaking

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO NATURAL GAS COMPANY
Date: May 5, 2006

/s/ JAMES J. CLEARY

James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)
Date: May 5, 2006

/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO NATURAL GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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