Form 10-Q
period 2006-06-30
EL PASO NATURAL GAS CO
filed 2006-08-07
CIK 31986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Common stock, par value $1 per share. Shares outstanding on August 7, 2006: 1,000

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

When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$142	$123	$295	$246

Operating expenses
Operation and maintenance	48	40	97	89
Depreciation, depletion and amortization	24	18	48	37
Taxes, other than income taxes	8	8	16	16

	80	66	161	142

Operating income	62	57	134	104
Other income, net	2	2	3	4
Interest and debt expense	(24)	(23)	(47)	(46)
Affiliated interest income, net	14	8	25	13

Income before income taxes	54	44	115	75
Income taxes	21	17	44	29

Net income	$33	$27	$71	$46

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $18 in 2006 and 2005	76	114
Affiliates	3	4
Materials and supplies	41	41
Deferred income taxes	32	14
Restricted cash	6	17
Other	3	3

Total current assets	161	193

Property, plant and equipment, at cost	3,510	3,417
Less accumulated depreciation, depletion and amortization	1,231	1,193

Total property, plant and equipment, net	2,279	2,224

Other assets
Notes receivable from affiliate	964	872
Other	87	89

	1,051	961

Total assets	$3,491	$3,378

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$39	$84
Affiliates	13	6
Other	5	17
Taxes payable	68	27
Accrued interest	25	25
Accrued liabilities	71	50
Other	13	12

Total current liabilities	234	221

Long-term debt	1,111	1,110

Other liabilities
Deferred income taxes	397	364
Other	100	105

	497	469

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	381	310

Total stockholder’s equity	1,649	1,578

Total liabilities and stockholder’s equity	$3,491	$3,378

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$71	$46
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	48	37
Deferred income taxes	14	19
Other non-cash income items	1	(2)
Asset and liabilities changes	30	10

Net cash provided by operating activities	164	110

Cash flows from investing activities
Additions to property, plant and equipment	(83)	(51)
Net change in notes receivable from affiliate	(92)	(62)
Net change in restricted cash	11	—
Net proceeds from the sale of assets	—	2

Net cash used in investing activities	(164)	(111)

Net change in cash and cash equivalents	—	(1)
Cash and cash equivalents
Beginning of period	—	1

End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2006, and for the quarters and six months ended June 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.

Accounting for Pipeline Integrity Costs.  In December 2005, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and six months ended June 30, 2006, we expensed approximately $1 million and $2 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $5 million for the remainder of the year.

  New Accounting Pronouncement Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for its tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this standard will have on our financial statements.

2. Credit Facilities

At June 30, 2006, El Paso had $965 million outstanding as a term loan and $1.5 billion of letters of credit issued under its $3 billion credit agreement. We had no borrowings or letter of credit obligations under the $3 billion credit agreement at June 30, 2006. In July 2006, El Paso restructured its $3 billion credit agreement. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We continue to be an eligible borrower under the new $1.75 billion credit agreement and are only liable for amounts we directly borrow. In addition, our common stock and the common stock of several of our affiliates are pledged as collateral under the

$1.75 billion credit agreement. As of July 31, 2006, there was approximately $0.6 billion of capacity available under the $1.75 billion credit agreement.

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

Phelps Dodge vs. EPNG.  In February 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. The plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully withheld capacity and thereby manipulated and inflated gas prices. The case was dismissed by the Maricopa County Superior Court in August 2005, however, the dismissal has been appealed. Oral arguments on the appeal were heard in June 2006. Our costs and legal exposure related to this lawsuit are not currently determinable.

Carlsbad.  In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. In June 2001, the U.S. Department of Transportation’s (DOT) Office of Pipeline Safety issued a Notice of Probable Violation and Proposed Civil Penalty to us. The Notice alleged violations of DOT regulations, proposed fines totaling $2.5 million and proposed corrective actions. In April 2003, the National Transportation Safety Board issued its final report on the rupture, finding that the rupture was probably caused by internal corrosion that was not detected by our corrosion control program. In December 2003, this matter was referred by the DOT to the Department of Justice (DOJ). As a result of the referral to the DOJ, the amount of the proposed fine may increase substantially from the DOT’s proposed fine of $2.5 million and may also involve implementation of additional operational and safety measures. Negotiations with the DOJ are continuing.

In addition, a lawsuit entitled Baldonado et al. v. EPNG was filed in June 2003, in state court in Eddy County, New Mexico, on behalf of 23 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress but reversed the dismissal of the claims for intentional infliction of emotional distress. We have requested a review from the New Mexico Supreme Court. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable, however, we believe these matters will be fully covered by insurance. All other personal injury suits related to the rupture have been settled.

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. If the court adopts these recommendations, it will result in the dismissal of this case. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages)

and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

Bank of America.  We were a named defendant, along with Burlington Resources, Inc. (Burlington), in two class action lawsuits styled Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et al., each filed in 1997 in the District Court of Washita County, Oklahoma and subsequently consolidated by the court. The consolidated class action has been settled pursuant to a settlement agreement executed in January 2006 and approved by the court after a fairness hearing held in May 2006. Our settlement contribution was approximately $30 million plus interest, which was fully accrued and paid on August 1, 2006. A third action, styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. All the claims in this action have been settled as part of the January 2006 settlement. The settlement of these claims is subject to court approval, after a fairness hearing scheduled for October 2006. We filed an action styled El Paso Natural Gas Company v. Burlington Resources, Inc. and Burlington Resources Oil and Gas Company, L.P. against Burlington in state court in Harris County, Texas relating to the indemnity issues between Burlington and us. That action was stayed by agreement of the parties and settled in November 2005, subject to all the underlying class settlements being finalized and approved by the court.

In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At June 30, 2006, we had accrued approximately $46 million for our outstanding legal matters.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2006, we had accrued approximately $29 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $23 million for environmental contingencies related to properties we previously owned. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $51 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to June 30, 2006 (in millions):

Balance at January 1, 2006	$29
Additions/adjustments for remediation activities	3
Payments for remediation activities	(3)

Balance at June 30, 2006	$29

For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up plans.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to five active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2006, we have estimated our share of the remediation costs at these sites to be between $11 million and $16 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

State of Arizona Chromium Review.  In April 2004, the State of Arizona’s Department of Environmental Quality (ADEQ) requested information from us regarding the historical use of chromium in our operations. By June 2004, we had responded fully to the request. We are currently working with the State of Arizona on this matter and have commenced a study of our facilities in Arizona to determine if there are any issues concerning the usage of chromium. We will also study our facilities on tribal lands in Arizona and New Mexico and our facility at the El Paso Station in El Paso, Texas. At June 30, 2006, we had an accrual of $3 million related to remediation activities at these facilities. Additional accruals may be required based on further information and discussions with the ADEQ and other state regulators.

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

  Rates and Regulatory Matters

Rate Case.  In June 2005, EPNG filed a rate case with the FERC proposing an increase in revenues of 10.6 percent or $56 million annually over current tariff rates, new services and revisions to certain terms and conditions of existing services, including the adoption of a fuel tracking mechanism. As part of this filing, we proposed to modify our depreciation rates to a range of approximately two percent to 20 percent per year. On January 1, 2006, the tariff rates and depreciation rates, which are subject to refund, and the fuel tracking mechanism became effective. During the quarter and six months ended June 30, 2006, we recorded higher depreciation expense of $4 million and $9 million as a result of the new rates. In addition, using the modified rates, the depreciable lives of EPNG’s assets range from five to 50 years. In March 2006, the FERC issued an order that generally approved our proposed new services, which were implemented on June 1, 2006. In April 2006, we solicited and received bids for certain new services and have now entered into several contracts for these services. We are continuing settlement discussions with our customers, and are evaluating the merits of filing an additional rate case later this year for rates to be effective next year. The outcome of this rate case or any additional rate case cannot be predicted with certainty at this time.

Rate Settlement.  Our prior rate settlement established our base rates through December 31, 2005. The prior settlement has certain requirements applicable to the post-settlement period including a provision which limits the rates to be charged to a portion of our contracted portfolio to a level equal to the inflation-escalated rate from our 1996 rate settlement. In our rate case filed in June 2005, we proposed that the rate limitation should no longer apply. In March 2006, the FERC issued an order which provides that the capped-rate provision of the 1996 rate settlement expires when certain eligible contracts expire or are terminated. We anticipate that the FERC will further address this matter at an upcoming hearing for our current rate case discussed above.

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

  Other Matter

Navajo Nation.  Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation expired in October 2005, and we entered into an interim agreement with the Navajo Nation to extend the use of our existing rights-of-way through the end of 2006. Negotiations on the terms of the long-term agreement are continuing. Although the Navajo Nation has at times demanded more than ten times the $2 million annual fee that existed prior to the execution of the interim agreement, we continue to offer a combination of cash and non-cash consideration, including collaborative projects to benefit the Navajo Nation. In addition, we continue to preserve our other legal and regulatory alternatives, which include continuing to pursue our application with the Department of the Interior for renewal of our rights-of-way on Navajo Nation lands. We also continue to press for public policy intervention by Congress in this area. The Energy Policy Act of 2005 commissioned a comprehensive study of energy infrastructure rights-of-way on tribal lands. The study, to be conducted jointly by the Department of Energy and the Department of Interior, is scheduled to be submitted to Congress by August 2006. It is uncertain whether our negotiation, public policy or litigation efforts will be successful, or if successful, what the ultimate cost will be of obtaining the rights-of-way or whether we will be able to recover these costs in our rates.

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

Guarantees

We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that results in the issuance of financial and performance guarantees. See our 2005 Annual Report on Form 10-K for a description of these guarantees. As of June 30, 2006, we had approximately $11 million of financial and performance guarantees not otherwise reflected in our financial statements.

4. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At June 30, 2006 and December 31, 2005, we had notes receivable from El Paso of $964 million and $872 million. The interest rate at June 30, 2006 and December 31, 2005 was 6.2% and 5.0%.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $53 million and $26 million at June 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  At June 30, 2006 and December 31, 2005, we had contractual deposits with our affiliates of $7 million and $6 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses.  El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company (TGP) associated with our pipeline services. We also allocate costs to Colorado Interstate Gas Company for its share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from/to our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$4	$4	$8	$8
Operation and maintenance expenses from affiliates	13	17	27	34
Reimbursements of operating expenses charged to affiliates	4	4	8	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the six months ended June 30:

	2006	2005
	(In millions, except volume amounts)

Operating revenues	$295	$246
Operating expenses	(161)	(142)

Operating income	134	104
Other income, net	3	4

EBIT	137	108
Interest and debt expense	(47)	(46)
Affiliated interest income, net	25	13
Income taxes	(44)	(29)

Net income	$71	$46

Throughput volumes (BBtu/d)(1)	4,093	4,071

(1)	Throughput volumes exclude throughput transported by Mojave Pipeline Company on behalf of EPNG.

The following items contributed to our overall EBIT increase of $29 million for the six months ended June 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
EPNG reservation and other services revenues	$49	$—	$—	$49
Operational gas and revaluations	—	2	—	2
Higher depreciation expense	—	(11)	—	(11)
Higher right-of-way expense	—	(7)	—	(7)
Other(1)	—	(3)	(1)	(4)

Total impact on EBIT	$49	$(19)	$(1)	$29

(1)	Consists of individually insignificant items.

The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.

EPNG Reservation and Other Services Revenues.  EPNG’s reservation and other services revenues were higher for the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to the combined effect of the termination, effective December 31, 2005, of reduced tariff rates to certain customers under the terms of its FERC-approved systemwide capacity allocation proceeding, and an increase in EPNG’s tariff rates which are subject to refund and which became effective on January 1, 2006. For a further discussion of EPNG’s rate case, see Item I, Financial Statements, Note 3.

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

Higher Depreciation Expense.  On January 1, 2006, the effective date of EPNG’s rate case, EPNG began applying higher depreciation rates to its property, plant and equipment which, along with an increase in depreciable plant, resulted in higher depreciation expense for the six months ended June 30, 2006.

Higher Right-Of-Way Expense.  EPNG’s right-of-way expense was higher for the six months ended June 30, 2006 as a result of the interim agreement reached with the Navajo Nation in January 2006. For a further discussion of this matter, see Item I, Financial Statements, Note 3.

Affiliated Interest Income, Net

Affiliated interest income, net for the six months ended June 30, 2006, was $12 million higher than the same period in 2005 due primarily to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rates for the six months increased from 3.5% in 2005 to 5.5% for the same period in 2006. In addition, the average advances due from El Paso of $742 million for the six months of 2005 increased to $902 million for the same period in 2006.

Income Taxes

	Six Months Ended June 30,
	2006	2005
	(In millions, except for rates)

Income taxes	$44	$29
Effective tax rate	38%	39%

Our effective tax rates were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2006, we had notes receivable from El Paso of $964 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheet.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. In July 2006, El Paso restructured its $3 billion credit agreement with a new

$1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We are only liable for amounts we directly borrow. In addition, our common stock and the common stock of several of our affiliates are pledged as collateral under the $1.75 billion credit agreement. As of July 31, 2006, there was approximately $0.6 billion of capacity available under the $1.75 billion credit agreement.

We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2006 were approximately $83 million. In April 2006, the FERC issued a certificate order authorizing us to acquire and operate the East Valley lateral in Arizona. We completed the acquisition of this lateral in May 2006 at a cost of approximately $35 million. We expect to spend approximately $84 million for the remainder of 2006 for capital expenditures, consisting of $14 million to expand the capacity on our systems and $70 million for maintenance capital. Approximately $7 million of our remaining 2006 expansion capacity expenditures relate to storage projects in the Phoenix area. Approximately $17 million of the remaining 2006 maintenance expenditures are for facilities related to our pipeline integrity supplemental program. We expect to fund these capital expenditures through the use of internally generated funds.

Commitments and Contingencies

See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found below, in Part I, Item 3 of our 2005 Annual Report on Form 10-K, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Arizona Pipe-Coating.  In September 2005, the ADEQ issued a Notice of Violation (NOV) for alleged regulatory violations related to our handling of asbestos-containing coal tar enamel coating. This matter was referred to the Office of the Attorney General for the State of Arizona and we have settled this matter for $225,000.

Tucson Waste Management.  In September 2004, we received a NOV from the ADEQ for an alleged failure to comply with waste management regulations at our Tucson compressor station. This matter was referred to the Office of the Attorney General for the State of Arizona and we have settled this matter for $115,000.

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

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2006
/s/  JAMES J. CLEARY
James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)

Date: August 7, 2006
/s/  JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO NATURAL GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.