Form 10-Q
period 2006-09-30
EL PASO NATURAL GAS CO
filed 2006-11-06
CIK 31986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2700

El Paso Natural Gas Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-0608280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

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

Common stock, par value $1 per share. Shares outstanding on November 3, 2006: 1,000

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

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$155	$125	$450	$371

Operating expenses
Operation and maintenance	44	79	141	168
Depreciation, depletion and amortization	23	19	71	56
Taxes, other than income taxes	8	8	24	24

	75	106	236	248

Operating income	80	19	214	123
Other income, net	—	2	3	6
Interest and debt expense	(24)	(23)	(71)	(69)
Affiliated interest income, net	15	9	40	22

Income before income taxes	71	7	186	82
Income taxes	26	2	70	31

Net income	$45	$5	$116	$51

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $5 in 2006 and $18 in 2005	112	114
Affiliates	4	4
Materials and supplies	40	41
Deferred income taxes	23	14
Restricted cash	3	17
Other	5	3

Total current assets	187	193

Property, plant and equipment, at cost	3,521	3,417
Less accumulated depreciation, depletion and amortization	1,250	1,193

Total property, plant and equipment, net	2,271	2,224

Other assets
Notes receivable from affiliate	1,010	872
Other	86	89

	1,096	961

Total assets	$3,554	$3,378

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$47	$84
Affiliates	13	6
Other	4	17
Taxes payable	95	27
Accrued interest	23	25
Accrued liabilities	61	50
Other	16	12

Total current liabilities	259	221

Long-term debt	1,111	1,110

Other liabilities
Deferred income taxes	394	364
Other	96	105

	490	469

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	426	310

Total stockholder’s equity	1,694	1,578

Total liabilities and stockholder’s equity	$3,554	$3,378

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income	$116	$51
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	71	56
Deferred income taxes	21	7
Other non-cash income items	(3)	(2)
Asset and liabilities changes	21	58

Net cash provided by operating activities	226	170

Cash flows from investing activities
Additions to property, plant and equipment	(102)	(80)
Net change in notes receivable from affiliate	(138)	(93)
Net change in restricted cash	14	—
Other	—	2

Net cash used in investing activities	(226)	(171)

Net change in cash and cash equivalents	—	(1)
Cash and cash equivalents
Beginning of period	—	1

End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2006, and for the quarters and nine months ended September 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.

Accounting for Pipeline Integrity Costs.  In December 2005, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that required us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and nine months ended September 30, 2006, we expensed approximately $1 million and $3 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $2 million for the remainder of the year.

New Accounting Pronouncements Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation, if any, will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact that this interpretation will have on our financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than in 2008, and are currently evaluating the impact, if any, that this will have on our financial statements.

Accounting for Pension and Other Postretirement Benefits.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires companies to record an asset or liability for their pension and other postretirement benefit plans based on their funded or unfunded status.

The standard also requires any deferred amounts related to unrealized gains and losses or changes in actuarial assumptions to be recorded in accumulated other comprehensive income, a component of stockholder’s equity, until those gains and losses are realized. Finally, the standard requires companies to measure their pension and postretirement obligations as of their year end balance sheet date beginning in 2008.

We will adopt the provisions of this standard effective December 31, 2006, and currently do not anticipate that it will have a material impact on our financial statements. SFAS No. 158 will also require us to change the measurement date for our other postretirement benefit plans from September 30, the date we currently use, to December 31 beginning in 2008.

Evaluation of Prior Period Misstatements in Current Financial Statements. In September 2006, the staff of the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. We will adopt the provisions of SAB No. 108 in the fourth quarter of 2006, and do not anticipate that it will have a material impact on our financial statements.

2.	Credit Facilities

In July 2006, El Paso restructured its $3 billion credit agreement. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We continue to be an eligible borrower under the new $1.75 billion credit agreement and are only liable for amounts we directly borrow. We had no borrowings at September 30, 2006 under the agreement. Our common stock and the common stock of several of our affiliates are pledged as collateral under the agreement, however, our interest in Mojave Pipeline Company is no longer directly pledged. At September 30, 2006, there was approximately $0.7 billion of borrowing capacity available under the $1.75 billion credit agreement.

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

Phelps Dodge v. EPNG.  In February 2004, one of our customers, Phelps Dodge, and a number of its affiliates filed a lawsuit against us in the state court of Arizona. The plaintiffs claim we violated Arizona anti-trust statutes and allege that during 2000-2001, we unlawfully withheld capacity and thereby manipulated and inflated gas prices. The case was dismissed by the Maricopa County Superior Court in August 2005, and the dismissal was upheld by the Court of Appeals. The time for appealing to the Arizona Supreme Court has expired.

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

In addition, a lawsuit entitled Baldonado et al. v. EPNG was filed in June 2003, in state court in Eddy County, New Mexico, on behalf of 23 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress but reversed the dismissal of the claims for intentional infliction of emotional distress. The New Mexico Supreme Court has agreed to review the actions by the Court of Appeals. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable, however, we believe these matters will be fully covered by insurance. All other personal injury suits related to the rupture have been settled.

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S. District Judge issued an order dismissing all measurement claims against all defendants.

Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

Bank of America.  We were a named defendant, along with Burlington Resources, Inc. (Burlington), in two class action lawsuits styled Bank of America, et al. v. El Paso Natural Gas Company, et al., and Deane W. Moore, et al. v. Burlington Northern, Inc., et al., each filed in 1997 in the District Court of Washita County, Oklahoma and subsequently consolidated by the court. The consolidated class action has been settled. Our settlement contribution was approximately $30 million plus interest, which was fully accrued and paid on August 1, 2006. A third action, styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. All the claims in this action have also been settled subject to court approval, after a fairness hearing scheduled for March 2007. We filed an action styled El Paso Natural Gas Company v. Burlington Resources, Inc. and Burlington Resources Oil and Gas Company, L.P. against Burlington in state court in Harris County, Texas relating to the indemnity issues between Burlington and us. That action was stayed by agreement of the parties and settled in November 2005, subject to all the underlying class settlements being finalized and approved by the court.

In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At September 30, 2006, we had accrued approximately $15 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2006, we had accrued approximately $28 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $23 million for environmental contingencies related to properties we previously owned. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $50 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to September 30, 2006 (in millions):

Balance at January 1, 2006	$29
Additions/adjustments for remediation activities	3
Payments for remediation activities	(4)

Balance at September 30, 2006	$28

For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up plans.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to five active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2006, we have estimated our share of the remediation costs at these sites to be between $12 million and $16 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

State of Arizona Chromium Review.  In April 2004, the State of Arizona’s Department of Environmental Quality (ADEQ) requested information from us regarding the historical use of chromium in our operations. By June 2004, we had responded fully to the request. We are currently working with the State of Arizona on this matter and have commenced a study of our facilities in Arizona to determine if there are any issues concerning the usage of chromium. We will also study our facilities on tribal lands in Arizona and New Mexico and our facility at the El Paso Station in El Paso, Texas. At September 30, 2006, we had an accrual of $3 million related to remediation activities at these facilities, which is included in the environmental reserve discussed above. Additional accruals may be required based on further information and discussions with the ADEQ and other state regulators.

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

Rates and Regulatory Matters

Rate Case.  In June 2005, EPNG filed a rate case with the FERC proposing an increase in revenues of 10.6 percent or $56 million annually over current tariff rates, new services and revisions to certain terms and conditions of existing services, including the adoption of a fuel tracking mechanism. As part of this filing, we proposed to modify our depreciation rates to a range of approximately two percent to 20 percent per year. On January 1, 2006, the new tariff rates and depreciation rates, which are subject to refund, and the fuel tracking mechanism became effective. During the quarter and nine months ended September 30, 2006, we recorded higher depreciation expense of $4 million and $13 million as a result of the new rates. In addition, using the modified rates, the depreciable lives of EPNG’s assets now range from five to 50 years. In March 2006, the FERC issued an order that generally approved our proposed new services, which were implemented on June 1, 2006. In April 2006, we solicited and received bids for certain new services and have now entered into several contracts for these services. We have made significant progress towards a tentative settlement with our customers. The outcome of this rate case or any additional rate case cannot be predicted with certainty at this time.

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

Other Matters

Navajo Nation.  Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation expired in October 2005, and we entered into an interim agreement with the Navajo Nation to extend the use of our existing rights-of-way through the end of 2006. Negotiations on the terms of the long-term agreement are continuing. Although the Navajo Nation has at times demanded more than ten times the $2 million annual fee that existed prior to the execution of the interim agreement, we continue to offer a combination of cash and non-cash consideration, including collaborative projects to benefit the Navajo Nation. In addition, we continue to preserve our other legal and regulatory alternatives, which include continuing to pursue our application with the Department of the Interior for renewal of our rights-of-way on Navajo Nation lands. We also continue to press for public policy intervention by Congress in this area. The Energy Policy Act of 2005 commissioned a comprehensive study of energy infrastructure rights-of-way on tribal lands which is being prepared by the Department of Energy and the Department of Interior. We currently expect that the report will be submitted to Congress by the end of this year. It is uncertain whether our negotiation, public policy or litigation efforts will be successful, or if successful, what the ultimate cost will be of obtaining the rights-of-way or whether we will be able to recover these costs in our rates.

While the outcome of this matter cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to this matter. The impact of these changes could have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.

Enron Bankruptcy.  In December 2001, Enron Corp. (Enron), and a number of its subsidiaries including Enron North America Corp. (ENA) and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. ENA had transportation contracts on our system. The transportation contracts were rejected and our proof of claim was filed in the amount of approximately $128 million, which included $18 million for amounts due for services provided through the date the contracts were rejected and $110 million for claims arising after the date the contracts were rejected. In August 2006, the Bankruptcy Court approved a claim of $58 million that is guaranteed by Enron up to $25 million. During the third quarter of 2006, we recorded income of approximately $17 million, net of amounts potentially owed to certain customers. We may receive additional amounts in the future as settlement proceeds are released by the Bankruptcy Court.

Guarantees

We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that result in the issuance of financial and performance guarantees. See our 2005 Annual Report on Form 10-K for a description of these guarantees. As of September 30, 2006, we had approximately $11 million of financial and performance guarantees not otherwise recorded in our financial statements.

4.	Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At September 30, 2006 and December 31, 2005, we had notes receivable from El Paso of $1 billion and $872 million. The interest rate at September 30, 2006 and December 31, 2005 was 5.2% and 5.0%.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay taxes directly to the state taxing authorities. We had income taxes payable of $74 million and $26 million at September 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  At September 30, 2006 and December 31, 2005, we had contractual deposits with our affiliates of $7 million and $6 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses.  We provide natural gas transportation services to an affiliate under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company (TGP) associated with our pipeline services. We allocate costs to Colorado Interstate Gas Company for its share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from/to our affiliates for the periods ended September 30:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$3	$5	$11	$13
Operation and maintenance expenses from affiliates	13	19	40	53
Reimbursements of operating expenses charged to affiliates	4	4	12	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the nine months ended September 30:

	2006	2005
	(In millions, except volumes)

Operating revenues	$450	$371
Operating expenses	(236)	(248)

Operating income	214	123
Other income, net	3	6

EBIT	217	129
Interest and debt expense	(71)	(69)
Affiliated interest income, net	40	22
Income taxes	(70)	(31)

Net income	$116	$51

Throughput volumes (BBtu/d)(1)	4,225	4,160

(1)	Throughput volumes exclude throughput transported by Mojave Pipeline Company on behalf of EPNG.

The following items contributed to our overall EBIT increase of $88 million for the nine months ended September 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

EPNG reservation and other services revenues	$65	$—	$—	$65
Lower litigation accruals(1)	—	28	—	28
Enron bankruptcy settlement	14	3	—	17
Higher depreciation expense	—	(15)	—	(15)
Higher right-of-way expense	—	(11)	—	(11)
Other(2)	—	7	(3)	4

Total impact on EBIT	$79	$12	$(3)	$88

(1)	For a discussion of our legal matters, see Item 1, Financial Statements, Note 3.

(2)	Consists of individually insignificant items.

The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.

EPNG Reservation and Other Services Revenues.  EPNG’s reservation and other services revenues were higher for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to the combined effect of the termination, effective December 31, 2005, of reduced tariff rates to certain customers under the terms of its FERC-approved systemwide capacity allocation proceeding, and an increase in EPNG’s tariff rates which are subject to refund and which became effective on January 1, 2006, and revenues from various interruptible services provided under our tariffs. For a further discussion of EPNG’s rate case, see Item 1, Financial Statements, Note 3.

Enron Bankruptcy Settlement.  During the third quarter of 2006, we recorded income of approximately $17 million, net of amounts potentially owed to certain customers as a result of the Enron bankruptcy settlement. We may receive additional amounts in the future as settlement proceeds are released by the bankruptcy court. For a further discussion of this matter, see Item 1, Financial Statements, Note 3.

Higher Depreciation Expense.  On January 1, 2006, the effective date of EPNG’s rate case, EPNG began applying higher depreciation rates to its property, plant and equipment which, along with an increase in depreciable plant, resulted in higher depreciation expense for the nine months ended September 30, 2006.

Higher Right-Of-Way Expense.  EPNG’s right-of-way expense was higher for the nine months ended September 30, 2006 as a result of the interim agreement reached with the Navajo Nation in January 2006. For a further discussion of this matter, see Item 1, Financial Statements, Note 3.

Recontracting.  We have successfully recontracted approximately 85 percent of the 1,600 BBtu/d of capacity that was set to expire by the end of 2006 to various customers for terms ranging from one to three years. We are continuing to remarket the expiring capacity to serve either existing customers, California non-core customers or new customers. At this time, we are uncertain how much of the remaining expiring capacity will be recontracted, and if so, at what rates.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2006, was $18 million higher than the same period in 2005 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rates for the nine months increased from 3.8% in 2005 to 5.8% for the same period in 2006. In addition, the average advances due from El Paso of $760 million for the nine months of 2005 increased to $924 million for the same period in 2006.

Income Taxes

	Nine Months Ended
	September 30,
	2006	2005
	(In millions,
	except for rates)

Income taxes	$70	$31
Effective tax rate	38%	38%

Our effective tax rates were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2006, we had notes receivable from El Paso of $1 billion that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheet.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. In July 2006, El Paso restructured its $3 billion credit agreement with a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We are only liable for amounts we directly borrow. We had no borrowings at September 30, 2006 under the agreement. Our common stock and the common stock of several of our affiliates are pledged as collateral under the agreement, however, our interest in Mojave Pipeline Company is no longer directly pledged. At September 30, 2006, there was approximately $0.7 billion of borrowing capacity available under the $1.75 billion credit agreement.

We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2006 were approximately $93 million. We expect to spend approximately $58 million for the remainder of 2006 for capital expenditures, consisting of $7 million to expand the capacity on our systems and $51 million for maintenance capital. We expect to fund these capital expenditures through the use of internally generated funds.

Commitments and Contingencies

See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found below, in Part I, Item 3 of our 2005 Annual Report on Form 10-K, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EL PASO NATURAL GAS COMPANY

Date: November 6, 2006
/s/  JAMES J. CLEARY
James J. Cleary
President
(Principal Executive Officer)

Date: November 6, 2006
/s/  JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO NATURAL GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.