Form 10-Q
period 2007-03-31
EL PASO NATURAL GAS CO
filed 2007-05-08
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Common stock, par value $1 per share. Shares outstanding on May 7, 2007: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Operating revenues	$145	$153

Operating expenses
Operation and maintenance	45	49
Depreciation and amortization	22	24
Taxes, other than income taxes	8	8

	75	81

Operating income	70	72
Other income, net	1	1
Interest and debt expense	(25)	(23)
Affiliated interest income, net	16	11

Income before income taxes	62	61
Income taxes	23	23

Net income	$39	$38

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1	$—
Accounts and notes receivable
Customer, net of allowance of $5 in 2007 and 2006	78	81
Affiliates	41	5
Other	1	—
Materials and supplies	40	40
Deferred income taxes	49	42
Other	4	6

Total current assets	214	174

Property, plant and equipment, at cost	3,592	3,557
Less accumulated depreciation and amortization	1,269	1,251

Total property, plant and equipment, net	2,323	2,306

Other assets
Notes receivable from affiliate	1,099	1,070
Other	93	81

	1,192	1,151

Total assets	$3,729	$3,631

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$60	$59
Affiliates	54	17
Other	14	9
Taxes payable	90	87
Accrued interest	26	27
Accrued liabilities	104	84
Other	18	21

Total current liabilities	366	304

Long-term debt	1,111	1,111

Other liabilities
Deferred income taxes	393	405
Other	90	85

	483	490

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	501	462
Accumulated other comprehensive loss	—	(4)

Total stockholder’s equity	1,769	1,726

Total liabilities and stockholder’s equity	$3,729	$3,631

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$39	$38
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	22	24
Deferred income taxes	19	8
Other non-cash income items	3	3
Asset and liabilities changes	6	3

Net cash provided by operating activities	89	76

Cash flows from investing activities
Additions to property, plant and equipment	(23)	(21)
Net change in notes receivable from affiliate	(66)	(62)
Net change in restricted cash	—	7
Other	1	—

Net cash used in investing activities	(88)	(76)

Net change in cash and cash equivalents	1	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$1	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2007, and for the quarters ended March 31, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on
Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
   Significant Accounting Policies
     Our significant accounting policies and accounting pronouncements issued but not yet adopted are discussed in our 2006 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. To the extent these criteria have not been met, we record unrecognized tax benefits (liabilities for uncertain tax matters), which include any anticipated interest and penalties. All interest and penalties on unrecognized tax benefits are included as a component of income tax expense in our income statement. The adoption of FIN No. 48 did not have a material impact on our financial statements.
2. Income Taxes
     El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With few exceptions, we and El Paso are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1999. Certain issues raised on examination by tax authorities on El Paso’s 2003 and 2004 federal tax years are currently being appealed. For our open tax years, we have no unrecognized tax benefits (liabilities for uncertain tax matters).
3. Debt and Credit Facilities
     Debt. In April 2007, we issued $355 million of 5.95% senior notes due in April 2017. A portion of the net proceeds were applied to repurchase approximately $301 million of our $355 million, 7.625% notes due in August 2010 that were tendered in April 2007.

     Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. We had no borrowings at March 31, 2007. At March 31, 2007, there was approximately $0.7 billion of borrowing capacity available to all eligible borrowers under El Paso’s $1.75 billion credit agreement. For a further discussion of El Paso’s $1.75 billion credit agreement, see our 2006 Annual Report on Form 10-K.
4. Commitments and Contingencies
   Legal Proceedings
     Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in the U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. In January 2004, the court twice dismissed the lawsuit. The plaintiffs have appealed that dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and argued. Our costs and legal exposure related to this lawsuit are not currently determinable.
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
     In addition, a lawsuit entitled Baldonado et al. v. EPNG was filed in June 2003, in state court in Eddy County, New Mexico, on behalf of 26 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress but reversed the dismissal of the claims for intentional infliction of emotional distress. In April 2007, the New Mexico Supreme Court upheld the appellate court’s dismissal of the claims for negligent infliction of emotional distress, but is still reviewing the claims for intentional infliction of emotional distress. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable, however, we believe these matters will be fully covered by insurance.
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S District Judge issued an order dismissing all measurement claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions in 1999 initiated in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

     Bank of America. We were a named defendant, along with Burlington Resources, Inc. (Burlington), in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting claims as to specified shallow wells in Oklahoma, Texas and New Mexico. All the claims in this action have been settled, subject to court approval after a fairness hearing scheduled for September 2007.
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2007, we had accrued approximately $16 million for our outstanding legal matters.
   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2007, we had accrued approximately $26 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $22 million for environmental contingencies related to properties we previously owned. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. We estimate that our exposure could be as high as $47 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2007 to March 31, 2007 (in millions):

Balance at January 1, 2007	$24
Additions/adjustments for remediation activities	3
Payments for remediation activities	(1)

Balance at March 31, 2007	$26

     For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans.
     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2007, we have estimated our share of the remediation costs at these sites to be between $13 million and $18 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

     State of Arizona Chromium Review. In April 2004, the State of Arizona’s Department of Environmental Quality (ADEQ) requested information from us regarding the historical use of chromium in our operations. By June 2004, we had responded fully to the request. We are currently working with the State of Arizona on this matter and in 2006, we commenced a study of our facilities in Arizona to determine if there were any issues concerning the usage of chromium. We also studied our facilities on tribal lands in Arizona and New Mexico and our facility at the El Paso Station in El Paso, Texas. Of the 12 sites that were studied, nine were found not to have chromium contamination above regulatory thresholds and no further action at these sites is anticipated. Of the three remaining sites, one was already enrolled in Arizona’s Voluntary Remediation Program (VRP), application for the second site has been made to the VRP and we are further investigating the chromium levels at the third site. Additional work will be conducted at these three sites as directed by the State of Arizona.
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
   Rates and Regulatory Matters
     EPNG Rate Case. In June 2005, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in revenues of 10.6 percent or $56 million annually over current tariff rates, new services and revisions to certain terms and conditions of existing services on our EPNG system. On January 1, 2006, the rates became effective, subject to refund. In March 2006, the FERC issued an order that generally approved our proposed new services, which were implemented on June 1, 2006. In December 2006, we filed a settlement with the FERC. The settlement provided benefits for both us and our customers for a three year period ending December 31, 2008. Only one party in the rate case contested the settlement. The Administrative Law Judge has certified the settlement to the FERC finding that the settlement could be approved for all parties or in the alternative that the contesting party could be severed from the settlement. We have reserved sufficient amounts to meet EPNG’s refund obligations under the settlement. Such refunds will be payable within 120 days after approval by the FERC.
     Mojave Pipeline Company (Mojave) Rate Case. In February 2007, as required by its prior rate case settlement, Mojave filed with the FERC a general rate case proposing a 33 percent decrease in its base tariff rates resulting from a variety of factors, including a decline in rate base and various changes in rate design since the last rate case. No new services were proposed. The new base rates were effective March 1, 2007 and are subject to further adjustment upon the outcome of the hearing.
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
   Guarantees
     We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that result in the issuance of financial and performance guarantees. See our 2006 Annual Report on Form 10-K for a description of these guarantees. As of March 31, 2007, we had approximately $11 million of financial and performance guarantees not otherwise recorded in our financial statements.
5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting the assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassifying all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $4 million of the beginning balance of accumulated other comprehensive loss to other non-current assets on our balance sheet.
6. Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2007 and December 31, 2006, we had a note receivable from El Paso of approximately $1.1 billion. We classified $37 million of this receivable as current on our balance sheet at March 31, 2007, as we anticipate settlement of this amount during the next twelve months. The interest rate at March 31, 2007 and December 31, 2006 was 5.8% and 5.3%.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2007 and December 31, 2006, we had income taxes payable of $82 million and $81 million. The majority of these balances, as well as our deferred income taxes, will become payable to or due from El Paso.
     During the quarter ended March 31, 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. Also, during the first quarter of 2007, El Paso billed us $40 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts.
     Other Affiliate Balances. At both March 31, 2007 and December 31, 2006, we had contractual deposits with our affiliates of $7 million, included in other current liabilities on our balance sheets.

     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2007	2006
	(In millions)
Revenues from affiliates	$5	$4
Operation and maintenance expenses from affiliates	14	14
Reimbursements of operating expenses charged to affiliates	4	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
     Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of factors impacting EBIT for the quarters ended March 31:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$145	$153
Operating expenses	(75)	(81)

Operating income	70	72
Other income, net	1	1

EBIT	71	73
Interest and debt expense	(25)	(23)
Affiliated interest income, net	16	11
Income taxes	(23)	(23)

Net income	$39	$38

Throughput volumes (BBtu/d)(1)	4,226	4,094

(1)	Throughput volumes exclude throughput transported by Mojave on behalf of EPNG.

			EBIT
	Revenue	Expense	Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation revenues	$(8)	$—	$(8)
Operational gas and revaluations	—	5	5
Other (1)	—	1	1

Total impact on EBIT	$(8)	$6	$(2)

(1)	Consists of individually insignificant items.

     Reservation Revenues. Our reservation revenues were lower for the quarter ended March 31, 2007 compared to the same period in 2006, primarily due to a higher provision recorded in 2007 for EPNG’s rate refund and lower reservation revenues for the Mojave system in the first quarter of 2007. EPNG and Mojave are currently in rate proceedings as further discussed below and in Item 1, Financial Statements, Note 4.
•	EPNG — In December 2006, we filed a settlement with the FERC providing benefits for both us and our customers for a three year period ending December 31, 2008. Under the terms of the settlement, EPNG is required to file a new rate case effective January 1, 2009. Our recorded income amounts currently reflect our proposed rates and we have reserved sufficient amounts to meet EPNG’s refund obligations under this settlement.

•	Mojave — In February 2007, as required by its prior rate case settlement, Mojave filed with the FERC a general rate case proposing a 33 percent decrease in its base tariff rates resulting from a variety of factors, including a decline in rate base and various changes in rate design since the last rate case. No new services were proposed. We anticipate a decrease in revenues of approximately $13 million annually due to Mojave’s reduced base rates. The new base rates were effective March 1, 2007 and are subject to further adjustment upon the outcome of the hearing.
     Operational Gas and Revaluations. During the first quarter of 2006, our EBIT was negatively impacted by lower prices used to revalue net gas imbalance receivables from customers on our Mojave system. Additionally, during the first quarter of 2007, we experienced favorable gas settlements on our EPNG system.
Affiliated Interest Income, Net
     Affiliated interest income, net for the quarter ended March 31, 2007, was $5 million higher than the same period in 2006 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate for the first quarter increased from 5.2% in 2006 to 5.9% for the same period in 2007. In addition, the average advances due from El Paso of $857 million for the first quarter of 2006 increased to $1.1 billion for the same period in 2007.
Income Taxes

	Quarter Ended
	March 31,
	2007	2006
	(In millions,
	except for rates)
Income taxes	$23	$23
Effective tax rate	37%	38%
     Our effective tax rates were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
     Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2007, we had a note receivable from El Paso of approximately $1.1 billion of which approximately $37 million was classified as current as we anticipate settlement of this amount during the next twelve months. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.

     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. We had no borrowings at March 31, 2007. At March 31, 2007, there was approximately $0.7 billion of borrowing capacity available to all eligible borrowers under the $1.75 billion credit agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     During the first quarter of 2007, El Paso billed us $40 million for certain tax attributes reflected as deferred income taxes in our financial statements through intercompany accounts. These amounts will be settled in the second quarter of 2007.
     We believe that cash flows from operating activities and amounts available under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
     El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
Debt
     In April 2007, we issued $355 million of 5.95% senior notes due in April 2017. A portion of the net proceeds were applied to repurchase approximately $301 million of our $355 million, 7.625% notes due in August 2010 that were tendered in April 2007. The remaining proceeds will be used for general corporate purposes.
     In March 2007, Moody’s Investor Services upgraded our senior unsecured debt rating to an investment grade rating of Baa3 and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook. Additionally, in March 2007, (i) Standard and Poor’s upgraded our senior unsecured debt ratings to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook and (ii) Fitch Ratings initiated coverage on us and assigned an investment grade rating of BBB- on our senior unsecured debt and a rating of BB+ on El Paso’s senior unsecured debt.
Capital Expenditures

	Quarter Ended	2007
	March 31, 2007	Remaining	Total
	(In millions)
Maintenance	$21	$99	$120
Expansion	2	22	24

	$23	$121	$144

     We expect to fund these capital expenditures through a combination of internally generated funds and repayment by El Paso of amounts advanced under its cash management program.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at March 31, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 1A. Risk Factors
CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such
forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2006 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.
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
Item 5. Other Information
     None.
Item 6. Exhibits
     The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith, and includes and identifies contracts or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO NATURAL GAS COMPANY
Date: May 7, 2007	/s/ JAMES J. CLEARY
James J. Cleary
President (Principal Executive Officer)

Date: May 7, 2007	/s/ JOHN R. SULT
John R. Sult
Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

EL PASO NATURAL GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

4.A	Second Supplemental Indenture dated as of April 4, 2007 between El Paso Natural Gas Company and Wilmington Trust Company, as trustee, to indenture dated as of November 13, 1996 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on April 9, 2007).

4.B	Form of 5.95% Senior Note due 2017 (included as Exhibit A to Exhibit 4.A of our Current Report on Form 8-K filed with the SEC on April 9, 2007).

4.C	First Supplemental Indenture dated as of April 4, 2007 between El Paso Natural Gas Company and Wilmington Trust Company, as trustee, to indenture dated as of July 23, 2003 (Exhibit 4.C to our Current Report on Form 8-K filed with the SEC on April 9, 2007).

10.A	Registration Rights Agreement, dated as of April 4, 2007, among El Paso Natural Gas Company and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., ABN AMRO Incorporated, Goldman, Sachs & Co, Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on April 9, 2007).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.