Form 10-Q
period 2007-06-30
EL PASO NATURAL GAS CO
filed 2007-08-07
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Common stock, par value $1 per share. Shares outstanding on August 7, 2007: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues	$136	$142	$281	$295

Operating expenses
Operation and maintenance	53	48	98	97
Depreciation and amortization	20	24	42	48
Taxes, other than income taxes	7	8	15	16

	80	80	155	161

Operating income	56	62	126	134
Other income, net	2	2	3	3
Interest and debt expense	(24)	(24)	(49)	(47)
Affiliated interest income, net	16	14	32	25

Income before income taxes	50	54	112	115
Income taxes	19	21	42	44

Net income	$31	$33	$70	$71

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1	$—
Accounts and notes receivable
Customer, net of allowance of $4 in 2007 and $5 in 2006	82	81
Affiliates	75	5
Other	2	—
Materials and supplies	40	40
Deferred income taxes	49	42
Other	4	6

Total current assets	253	174

Property, plant and equipment, at cost	3,638	3,557
Less accumulated depreciation and amortization	1,277	1,251

Total property, plant and equipment, net	2,361	2,306

Other assets
Notes receivable from affiliate	1,117	1,070
Other	102	81

	1,219	1,151

Total assets	$3,833	$3,631

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$71	$59
Affiliates	14	17
Other	21	9
Accrued liabilities	120	84
Taxes payable	96	87
Accrued interest	25	27
Other	17	21

Total current liabilities	364	304

Long-term debt	1,166	1,111

Other liabilities
Deferred income taxes	412	405
Other	91	85

	503	490

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	532	462
Accumulated other comprehensive loss	—	(4)

Total stockholder’s equity	1,800	1,726

Total liabilities and stockholder’s equity	$3,833	$3,631

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$70	$71
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	42	48
Deferred income taxes	38	14
Other	6	1
Asset and liability changes	(18)	30

Net cash provided by operating activities	138	164

Cash flows from investing activities
Additions to property, plant and equipment	(58)	(83)
Net change in notes receivable from affiliate	(116)	(92)
Net change in restricted cash	—	11
Other	1	—

Net cash used in investing activities	(173)	(164)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	350	—
Payment to retire long-term debt	(314)	—

Net cash used in financing activities	36	—

Net change in cash and cash equivalents	1	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$1	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2007, and for the quarters and six months ended June 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
Significant Accounting Policies
     The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. To the extent these criteria have not been met, we record unrecognized tax benefits (liabilities for uncertain tax matters), which include any anticipated interest and penalties. All interest and penalties on unrecognized tax benefits are included as a component of income tax expense in our income statement. The adoption of FIN No. 48 did not have a material impact on our financial statements.
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
3. Debt and Credit Facilities
     Debt. In April 2007, we issued $355 million of 5.95% senior notes due in April 2017. A portion of the net proceeds were used to repurchase approximately $301 million of our $355 million, 7.625% notes due in August 2010.
     Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2007, we have no borrowings under the agreement and approximately $0.9 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.

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
     Carlsbad. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. In June 2001, the U.S. Department of Transportation’s (DOT) Office of Pipeline Safety issued a Notice of Probable Violation and Proposed Civil Penalty to us. The Notice alleged violations of DOT regulations, proposed fines totaling $2.5 million and proposed corrective actions. In April 2003, the National Transportation Safety Board issued its final report on the rupture, finding that the rupture was probably caused by internal corrosion that was not detected by our corrosion control program. In December 2003, this matter was referred by the DOT to the Department of Justice (DOJ). We have resolved this matter with the DOT and the DOJ, paying a fine of $15.5 million in July 2007 and entering into a consent decree that covers our implementation of certain capital, maintenance, and other programs, the majority of which were already included in our normal pipeline integrity and maintenance plans.
     In addition, a lawsuit entitled Baldonado et al. v. EPNG was filed in June 2003, in state court in Eddy County, New Mexico, on behalf of 26 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress but reversed the dismissal of the claims for intentional infliction of emotional distress. In April 2007, the New Mexico Supreme Court upheld the appellate court’s dismissal of the claims for negligent infliction of emotional distress, but is still reviewing the claims for intentional infliction of emotional distress. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable; however, we believe these matters will be fully covered by insurance.
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
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

     Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was disapproved by the court in June 2007. A class certification hearing has been scheduled for January 2008. A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006.
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At June 30, 2007, we had accrued approximately $16 million for our outstanding legal matters.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2007, we had accrued approximately $25 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $46 million. Our accrual includes $22 million for environmental contingencies related to properties we previously owned.
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
     Below is a reconciliation of our accrued liability from January 1, 2007 to June 30, 2007 (in millions):

Balance at January 1, 2007	$24
Additions/adjustments for remediation activities	3
Payments for remediation activities	(2)

Balance at June 30, 2007	$25

     For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans.

     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2007, we have estimated our share of the remediation costs at these sites to be between $12 million and $17 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
     State of Arizona Chromium Review. In April 2004, the State of Arizona’s Department of Environmental Quality requested information from us regarding the historical use of chromium in our operations. By June 2004, we had responded fully to the request. We are currently working with the State of Arizona on this matter and in 2005, we commenced a study of our facilities in Arizona to determine if there were any issues concerning the usage of chromium. We also studied our facilities on tribal lands in Arizona and New Mexico and our facility at the El Paso Station in El Paso, Texas. Of the 12 Arizona sites that were studied, nine were found not to have chromium contamination above regulatory thresholds and no further action at these sites is anticipated. Of the three remaining sites, one was already enrolled in Arizona’s Voluntary Remediation Program (VRP) and the second site has been entered in the VRP. We are further investigating the chromium levels at the third site. Additional work will be conducted at these three sites as directed by the State of Arizona.
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
Rates and Regulatory Matters
     EPNG Rate Case. In June 2005, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in revenues of 10.6 percent or $56 million annually over the then current tariff rates, new services and revisions to certain terms and conditions of existing services on our EPNG system. On January 1, 2006, the rates became effective, subject to refund. In March 2006, the FERC issued an order that generally approved our proposed new services, which were implemented on June 1, 2006. In December 2006, we filed a settlement with the FERC that provided benefits for both us and our customers for a three-year period ending December 31, 2008. Only one party in the rate case contested the settlement. An administrative law judge has certified the settlement to the FERC finding that the settlement could be approved for all parties, or in the alternative, that the contesting party could be severed from the settlement. We have reserved sufficient amounts to meet EPNG’s refund obligations under the settlement. Such refunds will be payable within 120 days after approval by the FERC.
     Mojave Pipeline Company (Mojave) Rate Case. In February 2007, as required by its prior rate case settlement, Mojave filed with the FERC a general rate case proposing a 33 percent decrease in its base tariff rates resulting from a variety of factors, including a decline in rate base and various changes in rate design since its last rate case. No new services were proposed. The new base rates were effective March 1, 2007 and are subject to further adjustment upon the outcome of the rate case proceeding. Mojave is actively engaged in settlement negotiations with its customers, the outcome of which cannot be predicted at this time.

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
     Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation, an historical affiliate of us, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under contract with the United States Government as part of the Cold War nuclear weapons program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966 and the mill site was cleaned up by the U.S. Department of Energy (DOE) under the federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. We are also cooperating with the Navajo Nation in joint legislative efforts to achieve appropriations for the DOE to assess and remediate the sites. Pending the potential remedial response by the United States government, we are undertaking certain interim site control measures in coordination with the Navajo Nation.
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
Guarantees
     We are or have been involved in various joint ventures and other ownership arrangements that sometimes require additional financial support that result in the issuance of financial and performance guarantees. As of June 30, 2007, we had approximately $11 million of financial and performance guarantees not otherwise recorded in our financial statements.
5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $4 million from the beginning balance of accumulated other comprehensive loss to other non-current assets on our balance sheet.
6. Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2007 and December 31, 2006, we have a note receivable from El Paso of approximately $1.2 billion and $1.1 billion. We have classified $69 million of this receivable as current on our balance sheet at June 30, 2007, based on the anticipated settlement of this amount within twelve months. The interest rate on this note at June 30, 2007 and December 31, 2006 was 6.1% and 5.3%.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2007 and December 31, 2006, we have income taxes payable of $82 million and $81 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

     During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. El Paso billed us $40 million for certain tax attributes previously reflected as deferred income taxes in our financial statements. As of June 30, 2007, these amounts had been settled through intercompany accounts.
     Other Affiliate Balances. At June 30, 2007 and December 31, 2006, we have contractual deposits with our affiliates of $7 million, included in other current liabilities on our balance sheets.
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Revenues from affiliates	$4	$4	$9	$8
Operation and maintenance expenses from affiliates	13	13	27	27
Reimbursements of operating expenses charged to affiliates	4	4	8	8

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
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the six months ended June 30:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$281	$295
Operating expenses	(155)	(161)

Operating income	126	134
Other income, net	3	3

EBIT	129	137
Interest and debt expense	(49)	(47)
Affiliated interest income, net	32	25
Income taxes	(42)	(44)

Net income	$70	$71

Throughput volumes (BBtu/d)(1)	4,157	4,093

(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of the EPNG system.

			EBIT
	Revenue	Expense	Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$(14)	$—	$(14)
Operational gas and revaluations	—	6	6
Depreciation and amortization expense	—	6	6
Other (1)	—	(6)	(6)

Total impact on EBIT	$(14)	$6	$(8)

(1)	Consists of individually insignificant items.

     Transportation Revenues. For the six months ended June 30, 2007, our transportation revenues were lower compared to the same period in 2006, primarily as a result of a higher provision recorded in 2007 for EPNG’s rate refund and lower reservation revenues for the Mojave system due to a decrease in tariff rates and the expiration of certain firm contracts, both effective March 1, 2007. EPNG and Mojave are currently in rate proceedings as further discussed below and in Item 1, Financial Statements, Note 4.
•	EPNG — In December 2006, we filed a settlement of our rate case and are awaiting the FERC’s approval. The settlement provides benefits for both us and our customers for a three year period ending December 31, 2008. Under the terms of the settlement, EPNG is required to file a new rate case to be effective January 1, 2009. Our financial statements reflect the proposed rates and we have reserved sufficient amounts to meet our refund obligations under this settlement.

•	Mojave — In February 2007, as required by its prior rate case settlement, Mojave filed with the FERC a general rate case proposing a 33 percent decrease in its base tariff rates resulting from a variety of factors, including a decline in rate base and various changes in rate design since its last rate case. No new services were proposed. We anticipate a decrease in revenues of approximately $13 million annually due to these rate changes. The new base rates were effective March 1, 2007 and are subject to further adjustment upon the outcome of the rate case proceeding. Mojave is actively engaged in settlement negotiations with its customers, the outcome of which cannot be predicted at this time.
     Operational Gas and Revaluations. During the six months ended June 30, 2006, our EBIT was negatively impacted by lower prices used to revalue net gas imbalance receivables from customers on our Mojave system.
     Depreciation and Amortization Expense. During the six months ended June 30, 2007, our depreciation and amortization expense was lower as a result of changes to depreciation and amortization rates that were proposed in both our EPNG and Mojave rate cases.
Affiliated Interest Income, Net
     Affiliated interest income, net for the six months ended June 30, 2007, was $7 million higher than the same period in 2006 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate for the six months increased from 5.5% in 2006 to 5.9% for the same period in 2007. In addition, the average advances due from El Paso of $902 million for the six months of 2006 increased to $1.1 billion for the same period in 2007.
Income Taxes
     Our effective tax rates of 38 percent were higher than the statutory rate of 35 percent in both periods due to the effect of state income taxes.
Liquidity and Capital Expenditures
     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically provided cash advances to El Paso, which we reflect in investing activities in our statement of cash flows. At June 30, 2007, we have a note receivable from El Paso of approximately $1.2 billion of which approximately $69 million is classified as current based on the anticipated settlement of this amount within twelve months. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. As of June 30, 2007, we have no borrowings under the agreement and approximately $0.9 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our short-term capital requirements for our existing operating needs and planned expansion opportunities. Additionally, El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
     Debt. In April 2007, we issued $355 million of 5.95% senior notes due in April 2017. A portion of the net proceeds were used to repurchase approximately $301 million of our $355 million, 7.625% notes due in August 2010. The remaining proceeds were used for general corporate purposes.
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
     Capital Expenditures. Our capital expenditures for the six months ended June 30, 2007, and the amount we expect to spend for the remainder of 2007 to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and repayments by El Paso of amounts we advanced under its cash management program.

	Six Months Ended	2007
	June 30, 2007	Remaining	Total
	(In millions)
Maintenance	$54	$63	$117
Expansion	4	19	23

	$58	$82	$140

Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2007.

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

EL PASO NATURAL GAS COMPANY

Date: August 7, 2007	/s/ JAMES J. CLEARY

James J. Cleary
President
(Principal Executive Officer)

Date: August 7, 2007	/s/ JOHN R. SULT

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