Form 10-Q
period 2007-11-02
EL PASO NATURAL GAS CO
filed 2007-11-06
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

     Common stock, par value $1 per share. Shares outstanding on November 6, 2007: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO NATURAL GAS COMPANY

____________________

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

When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$136	$155	$417	$450
Operating expenses
Operation and maintenance	54	44	152	141
Depreciation and amortization	21	23	63	71
Taxes, other than income taxes	7	8	22	24
	82	75	237	236
Operating income	54	80	180	214
Other income, net	1	—	4	3
Interest and debt expense	(25)	(24)	(74)	(71)
Affiliated interest income, net	19	15	51	40
Income before income taxes	49	71	161	186
Income taxes	19	26	61	70
Net income	$30	$45	$100	$116

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $4 in 2007 and $5 in 2006	81	81
Affiliates	206	5
Other	1	—
Materials and supplies	42	40
Deferred income taxes	51	42
Other	5	6
Total current assets	386	174
Property, plant and equipment, at cost	3,664	3,557
Less accumulated depreciation and amortization	1,296	1,251
Total property, plant and equipment, net	2,368	2,306
Other assets
Notes receivable from affiliate	1,061	1,070
Other	105	81
	1,166	1,151
Total assets	$3,920	$3,631

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$80	$59
Affiliates	14	17
Other	25	9
Accrued liabilities	127	84
Taxes payable	106	87
Accrued interest	36	27
Other	20	21
Total current liabilities	408	304
Long-term debt	1,166	1,111
Other liabilities
Deferred income taxes	428	405
Other	88	85
	516	490
Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	562	462
Accumulated other comprehensive loss	—	(4)
Total stockholder’s equity	1,830	1,726
Total liabilities and stockholder’s equity	$3,920	$3,631

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities
Net income	$100	$116
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	63	71
Deferred income taxes	53	21
Other	3	(3)
Asset and liability changes	16	21
Net cash provided by operating activities	235	226
Cash flows from investing activities
Additions to property, plant and equipment	(83)	(102)
Net change in notes receivable from affiliate	(190)	(138)
Net change in restricted cash	—	14
Other	2	—
Net cash used in investing activities	(271)	(226)
Cash flows from financing activities
Net proceeds from issuance of long-term debt	350	—
Payment to retire long-term debt	(314)	—
Net cash provided by financing activities	36	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2007, and for the quarters and nine months ended September 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

  Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.

Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes and its related interpretation. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. To the extent these criteria have not been met, we record unrecognized tax benefits (liabilities for uncertain tax matters), which include any anticipated interest and penalties.  All interest and penalties on unrecognized tax benefits are included as a component of income tax expense in our income statement.  The adoption of FIN No. 48 did not have a material impact on our financial statements.

2. Income Taxes

El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With a few exceptions, we and El Paso are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. Additionally, the Internal Revenue Service has completed an examination of El Paso’s U.S. income tax returns for 2003 and 2004, with a tentative settlement at the appellate level for all issues. For our open tax years, we have no unrecognized tax benefits (liabilities for uncertain tax matters).

3. Debt and Credit Facilities

Debt. In April 2007, we issued $355 million of 5.95% senior notes due in April 2017. A portion of the net proceeds were used to repurchase approximately $301 million of our $355 million, 7.625% notes due in August 2010.

Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2007, we have no borrowings and approximately $0.6 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.

4. Commitments and Contingencies

  Legal Proceedings

Sierra Pacific Resources and Nevada Power Company v. El Paso et al.  In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in the U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. The trial court twice dismissed the lawsuit. The U.S. Court of Appeals for the Ninth Circuit, however, reversed the dismissal and ordered that the case be remanded to the trial court. The defendants will file a motion for reconsideration of that ruling. Our costs and legal exposure related to this lawsuit are not currently determinable.

Baldonado et al. v. EPNG.  In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. In June 2003, a lawsuit entitled Baldonado et al. v. EPNG was filed in state court in Eddy County, New Mexico, on behalf of 26 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress but reversed the dismissal of the claims for intentional infliction of emotional distress. In April 2007, the New Mexico Supreme Court upheld the appellate court’s dismissal of the claims for negligent infliction of emotional distress, but is still reviewing the claims for intentional infliction of emotional distress. Our costs and legal exposure related to the Baldonado lawsuit are currently not determinable; however, we believe these matters will be fully covered by insurance.

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.

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

Bank of America.  We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al.v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices.  Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s.  This action was transferred to Washita County District Court in 2004.  A tentative settlement reached in November 2005 was disapproved by the court in June 2007.  A class certification hearing has been scheduled for January 2008.  A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006.

In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.  For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2007. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2007, we had accrued approximately $27 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $46 million. Our accrual includes $23 million for environmental contingencies related to properties we previously owned.

Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. Depending on the stage of completion or assessment, however, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2007 to September 30, 2007 (in millions):

Balance at January 1, 2007	$24
Additions/adjustments for remediation activities	5
Payments for remediation activities	(2)
Balance at September 30, 2007	$27

For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2007, we have estimated our share of the remediation costs at these sites to be between $13 million and $17 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

EPNG Rate Case.  In August 2007, we received approval of the settlement of our rate case from the Federal Energy Regulatory Commission (FERC). The settlement provides benefits for both us and our customers for a three year period ending December 31, 2008. Under the terms of the settlement, EPNG is required to file a new rate case to be effective January 1, 2009. We have received approval from the FERC to begin billing the settlement rates on October 1, 2007 and we will refund amounts, with interest, within 120 days of that date. Our financial statements reflect the proposed rates and we have estimated and reserved a sufficient amount to meet our obligations under this settlement. The refunds will be funded through repayments by El Paso of amounts we advanced under the cash management program.

Mojave Pipeline Company (Mojave) Rate Case.  In February 2007, as required by its prior rate case settlement, Mojave filed with the FERC a general rate case proposing a 33 percent decrease in its base tariff rates resulting from a variety of factors, including a decline in rate base and various changes in rate design since its last rate case. No new services were proposed. The new base rates were effective March 1, 2007 and are subject to further adjustment upon the outcome of the rate case proceeding. In October 2007, Mojave filed an offer of settlement to resolve all issues in the rate case. The offer has either been supported or unopposed by all participants, and the Presiding Judge over the proceeding has certified the settlement offer to the FERC for its review.

While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position and our cash flow.

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

Tuba City Uranium Milling Facility.  For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation, an historical affiliate of us, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States Government as part of the Cold War nuclear weapons program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966 and the tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978.  In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona.  We are also cooperating with the Navajo Nation in joint legislative efforts to achieve appropriations for the DOE to assess and remediate the sites. Pending the potential remedial response by the United States government, we are undertaking certain interim site control measures in coordination with the Navajo Nation.

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

  Guarantees

We or El Paso are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that result in our issuance of financial and performance guarantees. As of September 30, 2007, we had approximately $11 million of financial and performance guarantees not otherwise recorded in our financial statements.

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

6. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2007 and December 31, 2006, we have a note receivable from El Paso of approximately $1.3 billion and $1.1 billion. We classified $199 million of this receivable as current on our balance sheet at September 30, 2007, based on amounts we anticipate settling within twelve months. The interest rate on this note at September 30, 2007 and December 31, 2006 was 6.4% and 5.3%.

Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2007 and December 31, 2006, we had income taxes payable of $86 million and $81 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. We also settled $40 million through our cash management program with El Paso for certain tax attributes previously reflected as deferred income taxes in our financial statements.

Other Affiliate Balances.  At September 30, 2007 and December 31, 2006, we have contractual deposits from our affiliates of $7 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Revenues from affiliates	$5	$3	$14	$11
Operation and maintenance expenses from affiliates	14	13	41	40
Reimbursements of operating expenses charged to affiliates	5	4	13	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the nine months ended September 30:

	2007	2006
	(In millions, except volumes)
Operating revenues	$417	$450
Operating expenses	(237)	(236)
Operating income	180	214
Other income, net	4	3
EBIT	184	217
Interest and debt expense	(74)	(71)
Affiliated interest income, net	51	40
Income taxes	(61)	(70)
Net income	$100	$116
Throughput volumes (BBtu/d)(1)	4,192	4,225
____________

(1) Throughput volumes exclude throughput transported by the Mojave system on behalf of the EPNG system.

	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$(21)	$—	$—	$(21)
Enron bankruptcy settlement	(12)	(3)	—	(15)
Depreciation and amortization expense	—	8	—	8
Other (1)	—	(6)	1	(5)
Total impact on EBIT	$(33)	$(1)	$1	$(33)
____________

 (1)  Consists of individually insignificant items.

Transportation Revenues.  For the nine months ended September 30, 2007, our transportation revenues were lower compared to the same period in 2006, primarily as a result of a higher provision recorded in 2007 for EPNG’s rate refund and lower reservation revenues for the Mojave system due to a decrease in tariff rates and the expiration of certain firm contracts, both effective March 1, 2007. EPNG and Mojave’s rate proceedings are further discussed in Item 1, Financial Statements, Note 4.

Enron Bankruptcy Settlement. During the third quarter of 2006 and the second quarter of 2007, we recorded income of approximately $17 million and $2 million, net of amounts owed to certain customers as a result of the Enron bankruptcy settlement.

Depreciation and Amortization Expense. During the nine months ended September 30, 2007, our depreciation and amortization expense was lower as a result of changes to depreciation and amortization rates proposed in both our EPNG and Mojave rate cases.

Interest and Debt Expense

Interest and debt expense for the nine months ended September 30, 2007, was $3 million higher than the same period in 2006 primarily due to a higher provision recorded in 2007 for EPNG’s rate refund, partially offset by lower average interest rates on outstanding debt.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2007, was $11 million higher than the same period in 2006 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate for the nine months increased from 5.8% in 2006 to 6.1% for the same period in 2007. In addition, the average advances due from El Paso of $924 million for the nine months of 2006 increased to $1.1 billion for the same period in 2007.

Income Taxes

Our effective tax rate of 38 percent was higher than the statutory rate of 35 percent in both periods due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either advance cash to El Paso or El Paso advances cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At September 30, 2007, we have a note receivable from El Paso of approximately $1.3 billion of which approximately $199 million is classified as current based on amounts we anticipate settling within twelve months. A portion of the current balance will be used to refund obligations under EPNG’s recently approved rate case. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2007, we have no borrowings and approximately $0.6 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.

We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its credit agreement, if necessary, will be adequate to meet our capital requirements, our existing operating needs and our planned expansion opportunities.

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

Capital Expenditures. Our cash capital expenditures for the nine months ended September 30, 2007, and our expected capital expenditures for the remainder of this year to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and repayments by El Paso of amounts we advanced under its cash management program.

	Nine Months Ended September 30, 2007	2007 Remaining	Total
	(In millions)
Maintenance	$74	$37	$111
Expansion	9	17	26
	$83	$54	$137

Commitments and Contingencies

See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2007.

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

EL PASO NATURAL GAS COMPANY

Date: November 6, 2007	/s/ JAMES J. CLEARY
James J. Cleary
President
(Principal Executive Officer)

Date: November 6, 2007	/s/ JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO NATURAL GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.