Form 10-Q
period 2008-03-31
EL PASO NATURAL GAS CO
filed 2008-05-09
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2700
________________
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

     Common stock, par value $1 per share. Shares outstanding on May 9, 2008: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO NATURAL GAS COMPANY

TABLE OF CONTENTS

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	13

	PART II — Other Information
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15
____________

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Operating revenues	$141	$145
Operating expenses
Operation and maintenance	53	45
Depreciation and amortization	20	22
Taxes, other than income taxes	8	8
	81	75
Operating income	60	70
Other income, net	1	1
Interest and debt expense	(23)	(25)
Affiliated interest income, net	15	16
Income before income taxes	53	62
Income taxes	20	23
Net income	$33	$39

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2008	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $4 in 2008 and 2007	71	73
Affiliates	14	6
Other	1	1
Materials and supplies	42	41
Deferred income taxes	11	7
Other	6	7
Total current assets	145	135
Property, plant and equipment, at cost	3,707	3,710
Less accumulated depreciation and amortization	1,320	1,298
Total property, plant and equipment, net	2,387	2,412
Other assets
Notes receivable from affiliate	1,015	1,113
Other	128	133
	1,143	1,246
Total assets	$3,675	$3,793

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$58	$101
Affiliates	22	17
Other	36	33
Taxes payable	77	56
Accrued interest	28	20
Accrued liabilities	11	20
Regulatory liabilities	33	19
Other	14	13
Total current liabilities	279	279
Long-term debt	1,166	1,166
Other liabilities
Deferred income taxes	380	370
Other	104	116
	484	486
Commitments and contingencies (Note 2)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	478	594
Total stockholder’s equity	1,746	1,862
Total liabilities and stockholder’s equity	$3,675	$3,793

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$33	$39
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	20	22
Deferred income taxes	5	19
Other non-cash income items	19	3
Asset and liability changes	17	6
Net cash provided by operating activities	94	89
Cash flows from investing activities
Additions to property, plant and equipment	(34)	(23)
Net change in notes receivable from affiliate	91	(66)
Other	(1)	1
Net cash provided by (used) in investing activities	56	(88)
Cash flows from financing activities
Dividend paid to parent	(150)	—
Net cash used in financing activities	(150)	—
Net change in cash and cash equivalents	—	1
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$1

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

  Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.

Measurement Date of Postretirement Benefits. Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and changed the measurement date of our postretirement benefit plan from September 30 to December 31. We recorded an increase of $1 million, net of income taxes of less than $1 million, to our January 1, 2008 retained earnings balance upon the adoption of the measurement date provisions of this standard.

2. Commitments and Contingencies

  Legal Proceedings

Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in the U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. The trial court twice dismissed the lawsuit. The U.S. Court of Appeals for the Ninth Circuit, however, reversed the dismissal and remanded the matter to the trial court. The defendants have filed with the trial court motions to dismiss on other grounds. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was disapproved by the court in June 2007. A class certification hearing is scheduled for January 2009. A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006.

Oklahoma Tax Commission v. El Paso Natural Gas Company.  EPNG has been named as a defendant in a lawsuit filed in Tulsa County, Oklahoma, which alleges that EPNG and other defendants failed to file required reports of production, failed to pay gross production, petroleum and excise taxes, and failed to make payments on oil produced from unknown sources in the South Erick Field, Washita County, Oklahoma.  EPNG denies that any amounts are due and contends that the claims are covered by a contractual indemnification agreement with a co-defendant.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2008, we accrued approximately $5 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2008, we had accrued approximately $25 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $45 million. Our accrual includes $22 million for environmental contingencies related to properties we previously owned.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to March 31, 2008 (in millions):

Balance at January 1, 2008	$25
Additions/adjustments for remediation activities	1
Payments for remediation activities	(1)
Balance at March 31, 2008	$25

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $5 million, which will be expended under government directed clean-up programs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2008, we have estimated our share of the remediation costs at these sites to be between $12 million and $16 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

Chromium Review. In April 2004, the State of Arizona’s Department of Environmental Quality (ADEQ) requested information regarding the historical use of chromium containing compounds in our operations. In June 2004, we responded fully to the request and began working with the ADEQ on this matter. We commenced a study of our facilities in Arizona, Texas and New Mexico, as well as on tribal lands in Arizona and New Mexico to determine if there were any issues concerning the usage of chromium. Of the 12 Arizona sites that were investigated, nine were found not to have chromium contamination above regulatory thresholds and no further action is required. Of the three remaining sites, one was already enrolled in Arizona’s Voluntary Remediation Program (VRP) and is subject to an Aquifer Protection Program (APP) Permit and is being investigated under the requirements of that permit.  The second site has been entered in the VRP and has been further investigated with VRP approval. We have performed further investigation on the chromium levels at the third site and are evaluating the results to determine if this location should be entered into the VRP. Additional work has been conducted at these three sites as directed by the ADEQ. We investigated eight Texas sites that previously used chromium of which two sites will require further investigation for chromium impacts to soil and groundwater. We investigated 13 New Mexico sites of which four sites will require further investigation. None of the sites on the tribal lands were determined to require further investigation. We will be coordinating the additional work at the Texas and New Mexico sites with the respective state environmental agencies.

It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

Rates and Regulatory Matters

EPNG Rate Case. In August 2007, EPNG received approval of the settlement of its rate case from the Federal Energy Regulatory Commission (FERC). The settlement provided benefits for both EPNG and its customers for a three year period ending December 31, 2008. Under the terms of the settlement, EPNG is required to file no later than June 30, 2008, a new rate case for rates to be effective January 1, 2009. EPNG received approval from the FERC and began billing the settlement rates on October 1, 2007. In the first quarter of 2008, we paid the remaining $10 million in rate refunds owed to our customers pursuant to the settlement.

Rate of Return Proxy Groups.  In April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines.  The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies.  The FERC’s policy statement concludes among other items that (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. The FERC is not exploring other methods of determining a pipeline’s equity cost of capital at this time. We believe this ruling will not have a material impact on our financial position or results of operations.

Other Matters

Navajo Nation. Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation are the subject of a pending renewal application filed in 2005 with the Department of the Interior’s Bureau of Indian Affairs. An interim agreement with the Navajo Nation expired at the end of December 2006. Negotiations on the terms of the long-term agreement are continuing. In addition, we continue to preserve other legal, regulatory and legislative alternatives, which include continuing to pursue our application with the Department of the Interior for renewal of our rights-of-way on Navajo Nation lands. It is uncertain whether our negotiations, or other alternatives, will be successful, or if successful, what the ultimate cost will be of obtaining the rights-of-way and whether we will be able to recover these costs in our rates.

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

  Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees. As of March 31, 2008, we had approximately $11 million of financial and performance guarantees not otherwise recorded in our financial statements.

3. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.  El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2008 and December 31, 2007, we had a note receivable from El Paso of approximately $1.0 billion and $1.1 billion. During the first quarter of 2008, we utilized $150 million of our note receivable from the cash management program to pay a dividend to our parent. We have classified $7 million of our receivable as current on our balance sheet at March 31, 2008, based on the anticipated settlement of this amount during the next twelve months. The interest rate on this note at March 31, 2008 and December 31, 2007 was 4.3% and 6.5%.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2008 and December 31, 2007, we had income taxes payable of $69 million and $54 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso. During the first quarter of 2007, El Paso billed us  $40 million through intercompany accounts for certain tax attributes previously reflected as deferred income taxes in our financial statements.

Other Affiliate Balances.  At March 31, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $8 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2008	2007
	(In millions)
Revenues from affiliates	$4	$5
Operation and maintenance expenses from affiliates	14	14
Reimbursements of operating expenses charged to affiliates	5	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2007 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2008 compared to the same period in 2007.

Operating Results:	2008	2007
	(In millions, except volumes)
Operating revenues	$141	$145
Operating expenses	(81)	(75)
Operating income	60	70
Other income, net	1	1
EBIT	61	71
Interest and debt expense	(23)	(25)
Affiliated interest income, net	15	16
Income taxes	(20)	(23)
Net income	$33	$39
Throughput volumes (BBtu/d)(1)	4,125	4,226
____________
(1) Throughput volumes exclude throughput transported by the Mojave system on behalf of the EPNG system.

EBIT Analysis:	Revenue	Expense	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$(4)	$—	$(4)
Operating and general and administrative expenses	—	(5)	(5)
Operational gas	—	(3)	(3)
Depreciation and amortization expense	—	2	2
Total impact on EBIT	$(4)	$(6)	$(10)

Reservation and Other Services Revenues.  Reservation and other services revenues on our Mojave system were lower in 2008 compared to the same period in 2007, primarily due to a decrease in tariff rates under its rate case settlement and the expiration of certain firm contracts, both effective March 1, 2007.  For a further discussion of our Mojave rate case, see our 2007 Annual Report on Form 10-K.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2008, our operating and general and administrative expenses increased primarily as a result of increased repair, maintenance and payroll costs.

Operational Gas. During the quarter ended March 31, 2008, we established an allowance for uncollectible gas imbalances.

Depreciation and Amortization Expense. During the quarter ended March 31, 2008, our depreciation and amortization expense and related rates were lower than the same period in 2007 primarily resulting from the Mojave rate case that was settled in 2007. For a further discussion of our Mojave rate case, see our 2007 Annual Report on Form 10-K.

Interest and Debt Expense

Interest and debt expense for the quarter ended March 31, 2008, was $2 million lower than the same period in 2007 primarily due to interest recorded in 2007 on EPNG’s rate refund and lower average interest rates on outstanding debt.

Income Taxes

Our effective tax rate of 38 percent and 37 percent for the quarter ended March 31, 2008 and 2007 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either advance cash to El Paso or El Paso advances cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. During the first quarter of 2008, we utilized $150 million of our note receivable from the cash management program to pay a dividend to our parent. At March 31, 2008, we had a note receivable from El Paso of approximately $1.0 billion of which approximately $7 million was classified as current as we anticipate settlement of this amount during the next twelve months. See Item 1, Financial Statements, Note 3, for a further discussion of El Paso’s cash management program.

   In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2008, El Paso had approximately $0.3 billion of letters of credit issued and $0.3 billion of debt outstanding under this facility, none of which was issued or borrowed by us. For a further discussion of this credit agreement, see our 2007 Annual Report on Form 10-K.

We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its credit agreement, if necessary, will be adequate to meet our capital requirements and our existing operating needs.

Capital Expenditures. Our cash capital expenditures for the quarter ended March 31, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our systems are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and repayments by El Paso of amounts we advanced under its cash management program.

	Quarter Ended March 31, 2008	2008 Remaining	Total
	(In millions)
Maintenance	$26	$133	$159
Expansion	8	42	50
	$34	$175	$209

Commitments and Contingencies

See Item 1, Financial Statements, Note 2, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 2, which is incorporated herein by reference.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

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

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO NATURAL GAS COMPANY

Date: May 9, 2008	/s/James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: May 9, 2008	/s/John R. Sult
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