Form 10-Q
period 2008-06-30
EL PASO NATURAL GAS CO
filed 2008-08-08
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

     Common stock, par value $1 per share. Shares outstanding on August 8, 2008: 1,000

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

When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$152	$136	$293	$281
Operating expenses
Operation and maintenance	51	53	104	98
Depreciation and amortization	21	20	41	42
Taxes, other than income taxes	6	7	14	15
	78	80	159	155
Operating income	74	56	134	126
Other income, net	2	2	3	3
Interest and debt expense	(22)	(24)	(45)	(49)
Affiliated interest income, net	11	16	26	32
Income before income taxes	65	50	118	112
Income taxes	25	19	45	42
Net income	$40	$31	$73	$70

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $3 in 2008 and $4 in 2007	77	73
Affiliates	8	6
Other	8	1
Materials and supplies	42	41
Deferred income taxes	10	7
Regulatory assets	9	—
Prepaids and other	9	7
Total current assets	163	135
Property, plant and equipment, at cost	3,756	3,710
Less accumulated depreciation and amortization	1,338	1,298
Total property, plant and equipment, net	2,418	2,412
Other assets
Notes receivable from affiliate	1,017	1,113
Other	129	133
	1,146	1,246
Total assets	$3,727	$3,793

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$62	$101
Affiliates	32	17
Other	15	33
Taxes payable	91	56
Regulatory liabilities	46	19
Accrued interest	19	20
Accrued liabilities	12	20
Other	11	13
Total current liabilities	288	279
Long-term debt	1,166	1,166
Other liabilities
Deferred income taxes	385	370
Other	102	116
	487	486
Commitments and contingencies (Note 2)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	518	594
Total stockholder’s equity	1,786	1,862
Total liabilities and stockholder’s equity	$3,727	$3,793

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net income	$73	$70
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	41	42
Deferred income taxes	12	38
Other non-cash income items	22	6
Asset and liability changes	(6)	(18)
Net cash provided by operating activities	142	138
Cash flows from investing activities
Additions to property, plant and equipment	(88)	(58)
Net change in notes receivable from affiliate	96	(116)
Other	—	1
Net cash provided by (used) in investing activities	8	(173)
Cash flows from financing activities
Dividend paid to parent	(150)	—
Net proceeds from issuance of long-term debt	—	350
Payment to retire long-term debt	—	(314)
Net cash provided by (used in) financing activities	(150)	36
Net change in cash and cash equivalents	—	1
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$1

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2008, and for the quarters and six months ended June 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

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

2. Commitments and Contingencies

  Legal Proceedings

Sierra Pacific Resources and Nevada Power Company v. El Paso et al. In April 2003, Sierra Pacific Resources and Nevada Power Company filed a suit in the U.S. District Court for the District of Nevada against us, our affiliates and unrelated third parties, alleging that the defendants conspired to manipulate prices and supplies of natural gas in the California-Arizona border market from 1996 to 2001. The trial court twice dismissed the lawsuit. The U.S. Court of Appeals for the Ninth Circuit, however, reversed the dismissal and remanded the matter to the trial court. The defendants filed motions with the trial court to dismiss on other grounds. The court dismissed a Nevada unfair trade practices act claim and a fraudulent concealment claim against El Paso, but the motions were otherwise denied. Discovery is proceeding. Our costs and legal exposure related to this lawsuit are not currently determinable.

Baldonado et al. v. EPNG. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Individuals at the site were fatally injured. In June 2003, a lawsuit entitled Baldonado et al. v. EPNG was filed in state court in Eddy County, New Mexico, on behalf of 26 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress, but reversed the dismissal of the claims for intentional infliction of emotional distress. In December 2007, the New Mexico Supreme Court issued an opinion which ruled that a trial on the merits could proceed on either the grounds of intentional or reckless infliction of emotional distress. Discovery has commenced. Our costs and legal exposure related to this lawsuit are currently not determinable; however, we believe this matter will be fully covered by insurance.

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.

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

Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was disapproved by the court in June 2007. A class certification hearing is scheduled for March 2009. A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. A June 30, 2008, we accrued approximately $6 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2008, we had accrued approximately $24 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $44 million. Our accrual includes $21 million for environmental contingencies related to properties we previously owned.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to June 30, 2008 (in millions):

Balance at January 1, 2008	$25
Additions/adjustments for remediation activities	1
Payments for remediation activities	(2)
Balance at June 30, 2008	$24

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $4  million, which will be expended under government directed clean-up programs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2008, we have estimated our share of the remediation costs at these sites to be between $12 million and $16 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Rates and Regulatory Matters

EPNG Rate Case.  In June 2008, we filed a rate case with the Federal Energy Regulatory Commission (FERC) as required under the settlement of our previous rate case.  The filing proposes an increase in our base tariff rates which would increase revenue by $83 million annually over current tariff rates. In August 2008, the FERC issued an order accepting and suspending the effective date of the proposed rates to January 1, 2009, subject to refund and the outcome of a hearing and technical conference.

Greenhouse Gas Emissions.  In July 2008, the U.S. Environmental Protection Agency (EPA) requested public comments on the potential regulation of greenhouse gases (GHGs) under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of the GHGs will be addressed in federal and state legislation. Since it is uncertain what, if any, regulatory or legislative alternatives may be adopted, it is not possible at this time to determine whether and how such laws or regulations could impact our operations and financial results and whether those impacts will be material to our financial statements.

Other Matters

Navajo Nation.  Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation are the subject of a pending renewal application filed in 2005 with the Department of the Interior’s Bureau of Indian Affairs. In June 2008, we reached an agreement in principle on the fundamental economic terms of a tribal consent extension through October 2025. Based on the preliminary agreement, we made payments to the Navajo Nation covering the period from January 2007 through October 2008.  Negotiations on the remaining terms and conditions are continuing. We have filed with the FERC for recovery of these amounts in our recent rate case, but are uncertain as to whether such recovery will be allowed.

Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government as part of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. We are also cooperating with the Navajo Nation in joint legislative efforts to achieve appropriations for the DOE to assess and remediate the sites. Pending the potential remedial response by the United States government, we have taken certain interim site control measures in coordination with the Navajo Nation.

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

  Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of June 30, 2008, we have financial and performance guarantees with a maximum exposure of approximately $11 million.

3. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2008 and December 31, 2007, we had a note receivable from El Paso of approximately $1.0 billion and   $1.1 billion. We do not intend to settle this note within twelve months and therefore, classified it as non-current on our balance sheets. During the first quarter of 2008, we utilized $150 million of our note receivable from the cash management program to pay a dividend to our parent. The interest rate on this note at June 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2008 and December 31, 2007, we had income taxes payable of $77 million and $54 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso. During the second quarter of 2007, we settled $40 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements were reflected as operating activities in our statement of cash flows.

Other Affiliate Balances.  At June 30, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $8 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Revenues from affiliates	$4	$4	$8	$9
Operation and maintenance expenses from affiliates	14	13	28	27
Reimbursements of operating expenses charged to affiliates	5	4	10	8

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2008 compared to the same period in 2007.

Operating Results:	2008	2007
	(In millions, except for volumes)
Operating revenues	$293	$281
Operating expenses	(159)	(155)
Operating income	134	126
Other income, net	3	3
EBIT	137	129
Interest and debt expense	(45)	(49)
Affiliated interest income, net	26	32
Income taxes	(45)	(42)
Net income	$73	$70
Throughput volumes (BBtu/d)(1)	4,231	4,157
____________
(1) Throughput volumes exclude throughput transported by the Mojave Pipeline Company (Mojave) system on behalf of the EPNG system.

EBIT Analysis:	Revenue	Expense	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$6	$—	$6
Enron bankruptcy settlement	5	1	6
Operating and general and administrative expenses	—	(5)	(5)
Operational gas	—	(3)	(3)
Other (1)	1	3	4
Total impact on EBIT	$12	$(4)	$8
__________________
(1) Consists of individually insignificant items.

Reservation and Other Services Revenues.  Reservation and other services revenues were higher in 2008 compared to the same period in 2007 primarily due to an increase in demand charges for capacity on our EPNG system, higher pipeline integrity program surcharges and increased pipeline usage by firm customers in 2008, partially offset by lower reservation revenues on our Mojave system due to a decrease in tariff rates under its rate case settlement and the expiration of certain firm contracts, both effective March 1, 2007. For further discussion for our Mojave rate case, see our 2007 Annual Report on Form 10-K.

Enron Bankruptcy Settlement. During the six months ended June 30, 2008 and 2007, we recorded income of approximately $8 million and $2 million as a result of settlements received from the Enron bankruptcy.

Operating and General and Administrative Expenses. During the six months ended June 30, 2008, our operating and general and administrative expenses increased primarily as a result of increased maintenance and payroll costs.

Operational Gas. During the six months ended June 30, 2008, we established an allowance for certain uncollectible gas imbalances.

Regulatory Matter. In June 2008, we filed a rate case with the FERC as required under the settlement of our previous rate case.  The filing proposes an increase in our base tariff rates which would increase revenue by $83 million annually over current tariff rates. In August 2008, the FERC issued an order accepting and suspending the effective date of the proposed rates to January 1, 2009, subject to refund and the outcome of a hearing and technical conference.

Interest and Debt Expense

Interest and debt expense for the six months ended June 30, 2008, was $4 million lower than the same period in 2007 primarily due to interest recorded in 2007 on EPNG’s rate refund.

Affiliated Interest Income, Net

Affiliated interest income, net for the six months ended June 30, 2008, was $6 million lower than the same period in 2007 due to lower short-term interest rates compared to the same period in 2007. The average short-term interest rate for the six months decreased from 5.9% in 2007 to 4.8% for the same period in 2008. The average advances due from El Paso of $1.1 billion for the six months of 2007 were approximately the same in 2008.

Income Taxes

Our effective tax rates of 38 percent for the six months ended June 30, 2008 and 2007 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures.  We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. During the first quarter of 2008, we utilized  $150 million of our note receivable from the cash management program to pay a dividend to our parent. At June 30, 2008, we had a note receivable from El Paso of approximately $1.0 billion. We do not intend to settle this note within the next twelve months and therefore, classified it as non-current on our balance sheet.  See Item 1, Financial Statements, Note 3, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2008, El Paso had approximately $0.3 billion of letters of credit issued, none of which was issued by us. For a further discussion of this credit agreement, see our 2007 Annual Report on Form 10-K.

Capital Expenditures. Our cash capital expenditures for the six months ended June 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our systems are listed below.

	Six Months Ended June 30, 2008	2008 Remaining	Total
	(In millions)
Maintenance	$64	$87	$151
Expansion	24	41	65
	$88	$128	$216

Commitments and Contingencies

See Item 1, Financial Statements, Note 2, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2008.

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

EL PASO NATURAL GAS COMPANY

Date: August 8, 2008	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: August 8, 2008	/s/ John R. Sult
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