Form 10-Q
period 2008-09-30
EL PASO NATURAL GAS CO
filed 2008-11-10
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $1 per share. Shares outstanding on November 7, 2008: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO NATURAL GAS COMPANY

TABLE OF CONTENTS

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4T.	Controls and Procedures	13

	PART II — Other Information
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15
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

When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$145	$136	$438	$417
Operating expenses
Operation and maintenance	58	54	162	152
Depreciation and amortization	19	21	60	63
Taxes, other than income taxes	7	7	21	22
	84	82	243	237
Operating income	61	54	195	180
Other income, net	2	1	5	4
Interest and debt expense	(23)	(25)	(68)	(74)
Affiliated interest income, net	10	19	36	51
Income before income taxes	50	49	168	161
Income taxes	19	19	64	61
Net income	$31	$30	$104	$100

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $3 in 2008 and $4 in 2007	81	73
Affiliates	7	6
Other	6	1
Materials and supplies	43	41
Deferred income taxes	10	7
Regulatory assets	11	—
Other	2	7
Total current assets	160	135
Property, plant and equipment, at cost	3,763	3,710
Less accumulated depreciation and amortization	1,347	1,298
Total property, plant and equipment, net	2,416	2,412
Other assets
Notes receivable from affiliate	1,069	1,113
Other	129	133
	1,198	1,246
Total assets	$3,774	$3,793

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$50	$101
Affiliates	21	17
Other	18	33
Taxes payable	104	56
Accrued interest	28	20
Accrued liabilities	12	20
Regulatory liabilities	38	19
Other	23	13
Total current liabilities	294	279
Long-term debt	1,166	1,166
Other liabilities
Deferred income taxes	397	370
Other	100	116
Commitments and contingencies (Note 2)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	549	594
Total stockholder’s equity	1,817	1,862
Total liabilities and stockholder’s equity	$3,774	$3,793

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income	$104	$100
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	60	63
Deferred income taxes	24	53
Other non-cash income items	16	3
Asset and liability changes	31	16
Net cash provided by operating activities	235	235
Cash flows from investing activities
Additions to property, plant and equipment	(133)	(83)
Net change in notes receivable from affiliate	44	(190)
Other	4	2
Net cash used in investing activities	(85)	(271)
Cash flows from financing activities
Dividend paid to parent	(150)	—
Net proceeds from issuance of long-term debt	—	350
Payment to retire long-term debt	—	(314)
Net cash provided by (used in) financing activities	(150)	36
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2008, and for the quarters and nine months ended September 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

  Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We do not anticipate that the adoption of the deferred provisions of this standard will have a material impact on our financial statements.

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

Baldonado et al. v. EPNG. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Individuals at the site were fatally injured. In June 2003, a lawsuit entitled Baldonado et al. v. EPNG was filed in state court in Eddy County, New Mexico, on behalf of 26 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court, but was appealed to the New Mexico Court of Appeals. In June 2006, the New Mexico Court of Appeals affirmed the dismissal of the plaintiff’s claims for negligent infliction of emotional distress, but reversed the dismissal of the claims for intentional infliction of emotional distress. In December 2007, the New Mexico Supreme Court issued an opinion which ruled that a trial on the merits could proceed on either the grounds of intentional or reckless infliction of emotional distress. The case has been set for trial in September 2009 and discovery has commenced. Our costs and legal exposure related to this lawsuit are currently not determinable; however, we believe this matter will be fully covered by insurance.

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

Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was disapproved by the court in June 2007. A class certification hearing is scheduled for April 2009. A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006. Our costs and legal exposure related to this lawsuit are not currently determinable.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At September 30, 2008, we accrued approximately $9 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2008, we had accrued approximately $23 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $43 million. Our accrual includes $20 million for environmental contingencies related to properties we previously owned.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to September 30, 2008 (in millions):

Balance at January 1, 2008	$25
Additions/adjustments for remediation activities	1
Payments for remediation activities	(3)
Balance at September 30, 2008	$23

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up programs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2008, we have estimated our share of the remediation costs at these sites to be between $11 million and $15 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

Chromium Review. In April 2004, the State of Arizona’s Department of Environmental Quality (ADEQ) requested information regarding the historical use of chromium containing compounds in our operations. In June 2004, we responded fully to the request and began working with the ADEQ on this matter. We commenced a study of our facilities in Arizona, Texas and New Mexico, as well as on tribal lands in Arizona and New Mexico to determine if there were any issues concerning the usage of chromium. Of the 12 Arizona sites that were investigated, nine were found not to have chromium contamination above regulatory thresholds and no further action is required. Of the three remaining sites, one was already enrolled in Arizona’s Voluntary Remediation Program (VRP) and is subject to an Aquifer Protection Program Permit and is being investigated under the requirements of that permit.  The second site has been entered in the VRP and has been further investigated with VRP approval. We have performed further investigation on the chromium levels at the third site and are evaluating the results to determine if this location should be entered into the VRP. Additional work has been conducted at these three sites as directed by the ADEQ. We investigated eight Texas sites that previously used chromium of which two sites will require further investigation for chromium impacts to soil and groundwater. We investigated thirteen New Mexico sites of which four sites will require further investigation. None of the sites on the tribal lands were determined to require further investigation. We will be coordinating the additional work at the Texas and New Mexico sites with the respective state environmental agencies.

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

Greenhouse Gas Emissions.   Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions are in various phases of discussion or implementation. Various federal legislative proposals have been made over the last several years. The Environmental Protection Agency (EPA) is considering a rulemaking regarding potential regulation of GHG emissions from stationary and mobile sources under the Clean Air Act. Legislation and regulation are also in various stages of proposal, enactment, and implementation in many states throughout the United States. If enacted as proposed, the federal and state legislative and regulatory proposals would impact our operations and financial results. However, until enacted, it is not possible to determine the exact impact that these future measures might have on our operations and financial results. Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other suits may result in decisions by state courts, federal agencies, and other governing bodies that could impact our operations and ability to obtain certifications and permits to construct future projects.

Other Matters

Navajo Nation.  Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation are the subject of a pending renewal application filed in 2005 with the Department of the Interior’s Bureau of Indian Affairs. In June 2008, we reached an agreement in principle on the fundamental economic terms of a tribal consent extension through October 2025. Negotiations on the remaining terms and conditions are continuing. Based on the preliminary agreement, we made payments to the Navajo Nation covering the period from January 2007 through October 2008. We made a second payment to the Navajo Nation in October 2008 covering a twelve-month period through October 2009.  We have filed with the FERC for recovery of these amounts in our recent rate case, but are uncertain as to whether such recovery will be allowed.

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

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of September 30, 2008, we have financial and performance guarantees with a maximum exposure of approximately $11 million.

3. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2008 and December 31, 2007, we had a note receivable from El Paso of approximately $1.1 billion. We do not intend to settle this note within twelve months and therefore, classified it as non-current on our balance sheets. During the first quarter of 2008, we utilized $150 million of our notes receivable from the cash management program to pay a dividend to our parent. The interest rate on this note at September 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2008 and December 31, 2007, we had income taxes payable of $84 million and $54 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso. During 2007, we settled $40 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements were reflected as operating activities in our statement of cash flows.

Other Affiliate Balances.  At September 30, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $8 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Revenues from affiliates	$5	$5	$13	$14
Operation and maintenance expenses from affiliates	15	14	43	41
Reimbursements of operating expenses charged to affiliates	6	5	16	13

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2008 compared to the same period in 2007.

Operating Results:	2008	2007
	(In millions, except for volumes)
Operating revenues	$438	$417
Operating expenses	(243)	(237)
Operating income	195	180
Other income, net	5	4
EBIT	200	184
Interest and debt expense	(68)	(74)
Affiliated interest income, net	36	51
Income taxes	(64)	(61)
Net income	$104	$100
Throughput volumes (BBtu/d)(1)	4,372	4,192
____________
(1) Throughput volumes exclude throughput transported by the Mojave Pipeline Company (Mojave) system on behalf of the EPNG system.

EBIT Analysis:				EBIT
	Revene	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$16	$—	$—	$16
Enron bankruptcy settlement	5	1	—	6
Operating and general and administrative expenses	—	(7)	—	(7)
Other (1)	—	—	1	1
Total impact on EBIT	$21	$(6)	$1	$16
____________

(1) Consists of individually insignificant items.

Reservation and Other Services Revenues.  Reservation and other services revenues were higher in 2008 compared to the same period in 2007 primarily due to an increase in reservation charges for capacity on our EPNG system, higher pipeline integrity program surcharges and increased pipeline usage by firm customers in 2008, partially offset by lower reservation revenues on our Mojave system due to a decrease in tariff rates under its rate case settlement and the expiration of certain firm contracts, both effective March 1, 2007. For further discussion of our Mojave rate case, see our 2007 Annual Report on Form 10-K.

Enron Bankruptcy Settlement. During the nine months ended September 30, 2008 and 2007, we recorded income of approximately $8 million and $2 million as a result of settlements received from the Enron bankruptcy.

Operating and General and Administrative Expenses. During the nine months ended September 30, 2008, our operating and general and administrative expenses increased primarily as a result of increased maintenance costs.

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

Interest and Debt Expense

Interest and debt expense for the nine months ended September 30, 2008, was $6 million lower than the same period in 2007 primarily due to interest recorded in 2007 on EPNG’s rate refund.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2008, was $15 million lower than the same period in 2007 due to lower short-term interest rates compared to the same period in 2007. The average short-term interest rate for the nine months decreased from 6.1% in 2007 to 4.5% for the same period in 2008. The average advances due from El Paso of $1.1 billion for the nine months ended September 30, 2007 were approximately the same as compared to the same period in 2008.

Income Taxes

Our effective tax rates of 38 percent for the nine months ended September 30, 2008 and 2007 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. During the first quarter of 2008, we utilized $150 million of our notes receivable from the cash management program to pay a dividend to our parent. At September 30, 2008, we had a note receivable from El Paso of approximately $1.1 billion. We do not intend to settle this note within the next twelve months and therefore, classified it as non-current on our balance sheet.  See Item 1, Financial Statements, Note 3, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2008, El Paso had approximately $0.6 billion of capacity remaining under this credit agreement, none of which was used by us. For a further discussion of this credit agreement, see our 2007 Annual Report on Form 10-K.

Current global financial markets are extremely volatile.  The U.S. and foreign governments have recently enacted emergency financial packages that are designed to restore confidence and liquidity in the global credit markets.  However, it is uncertain whether such measures will be successful and, if successful, when the positive effects will be achieved in the financial markets.  Although we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs, we do rely upon amounts available to us under El Paso’s cash management program to meet our capital requirements and operating needs.  As of September 30, 2008, El Paso had approximately $1.2 billion of cash and approximately $0.7 billion of capacity available to it under various committed credit facilities.  Additionally, in response to the volatility in the financial markets, El Paso has also announced certain actions that are designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

In addition to the liquidity sources and actions discussed above, we also have the ability to pursue financial market transactions to supplement our operating cash flows to fund our capital expenditure programs, meet operating needs and repay debt maturities.  However, there is a risk that the financial markets could remain volatile and we or El Paso are not able to access these markets, which could impact our liquidity in the future. For a more detailed discussion of our operations and risk factors related to our relationship with El Paso, refer to our 2007 Annual Report on Form 10-K.

Capital Expenditures. Our cash capital expenditures for the nine months ended September 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our systems are listed below.

	Nine Months Ended	2008
	September 30, 2008	Remaining	Total
	(In millions)
Maintenance	$93	$55	$148
Expansion	40	18	58
	$133	$73	$206

Commitments and Contingencies

See Item 1, Financial Statements, Note 2, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2008.

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

Important factors, such as limited access to the capital markets, could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report, except as discussed in Liquidity and Capital Expenditures in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EL PASO NATURAL GAS COMPANY

Date: November 7, 2008	/s/ James J. Cleary
James J. Cleary
President
(Principal Accounting and Financial Officer)

/s/ John R. Sult
John R. Sult
Date: November 7, 2008	Senior Vice President,
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