Form 10-Q
period 2009-03-31
EL PASO NATURAL GAS CO
filed 2009-05-11
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2700
____________________

 El Paso Natural Gas Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-0608280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    Common stock, par value $1 per share. Shares outstanding on May 11, 2009: 1,000

     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO NATURAL GAS COMPANY

TABLE OF CONTENTS

	Caption	Page

PART I — Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	12

PART II — Other Information

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	13
Item 6.	Exhibits	14
	Signatures	15

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008

Operating revenues	$157	$141
Operating expenses
Operation and maintenance	47	53
Depreciation and amortization	21	20
Taxes, other than income taxes	8	8
	76	81
Operating income	81	60
Other income, net	1	1
Interest and debt expense	(23)	(23)
Affiliated interest income, net	5	15
Income before income taxes	64	53
Income taxes	24	20
Net income	$40	$33

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2009 and 2008	66	66
Affiliates	6	6
Other	2	6
Materials and supplies	44	43
Deferred income taxes	18	12
Prepaids	11	15
Other	9	8
Total current assets	156	156
Property, plant and equipment, at cost	3,811	3,804
Less accumulated depreciation and amortization	1,374	1,365
Total property, plant and equipment, net	2,437	2,439
Other assets
Note receivable from affiliate	1,073	986
Other	102	103
	1,175	1,089
Total assets	$3,768	$3,684

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$40	$48
Affiliates	19	21
Other	14	18
Taxes payable	111	79
Accrued interest	28	20
Accrued liabilities	26	9
Regulatory liabilities	32	33
Other	31	31
Total current liabilities	301	259
Long-term debt	1,167	1,166
Other liabilities
Deferred income taxes	395	389
Other	67	72
	462	461
Commitments and contingencies (Note 2)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	570	530
Total stockholder’s equity	1,838	1,798
Total liabilities and stockholder’s equity	$3,768	$3,684

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$40	$33
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	21	20
Deferred income taxes	—	5
Other non-cash income items	(3)	19
Asset and liability changes	48	17
Net cash provided by operating activities	106	94
Cash flows from investing activities
Additions to property, plant and equipment	(33)	(34)
Net change in note receivable from affiliate	(87)	91
Other	14	(1)
Net cash provided by (used) in investing activities	(106)	56
Cash flows from financing activities
Dividend paid to parent	—	(150)
Net cash used in financing activities	—	(150)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2009, and for the quarters ended March 31, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

    Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are not measured at fair value on a recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the quarter ended March 31, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on the accounting for acquisitions of businesses and transactions involving noncontrolling interests.  SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements.  Application of these standards will impact transactions that are entered into after December 31, 2008.

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

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in April 2009, a motion for reconsideration was filed.

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

Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was disapproved by the court in June 2007. A class certification hearing occurred in April 2009 and we are awaiting a decision by the Court. A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006. Our costs and legal exposure related to this lawsuit are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2009, we had accrued approximately $5 million for our outstanding legal matters.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2009, we had accrued approximately $22 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $42 million. Our accrual includes $20 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $7 million, which will be expended under government directed clean-up programs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2009, we have estimated our share of the remediation costs at these sites to be between $11 million and $15 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

EPNG Rate Case. In June 2008, we filed a rate case with the Federal Energy Regulatory Commission (FERC) as required under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund and the outcome of a hearing and a technical conference. In December 2008, the FERC issued an order that generally accepted most of our proposals in the technical conference proceeding. The FERC appointed an administrative law judge who will decide the remaining issues should we be unable to reach a settlement with our customers in upcoming negotiations.

Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the United States Environmental Protection Agency (EPA) is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Furthermore, the EPA recently issued proposed regulations requiring monitoring and reporting of GHG emissions on an annual basis economy wide, including extensive new monitoring and reporting requirements applicable to our industry. The EPA has also recently proposed findings that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere.  These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. These measures include recommendations released by the Western Climate Initiative regarding a cap-and-trade program and targeted emission reductions in several states in which we operate in the western United States. In California, recently enacted legislation and proposed rules would impose GHG emission reduction targets on our operations there. Meanwhile, lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the Clean Air Act and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

  Other Matters

Navajo Nation. Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation are the subject of a pending renewal application filed in 2005 with the Department of the Interior’s Bureau of Indian Affairs. In March 2009, representatives of the Navajo Nation and EPNG executed an agreement setting forth the terms and conditions of the Navajo Nation’s consent to EPNG’s rights-of-way.  Under this agreement, we will make annual payments of approximately $18 million for our rights-of-way beginning in 2009 and continuing through 2025, subject to annual adjustments. EPNG submitted the Navajo Nation’s consent agreement in support of EPNG’s pending application to the United States Department of the Interior (the Department) for an extension of the Department’s current right-of-way grant.  We expect that the submission of the consent agreement will result in the Department’s final processing of our application. We have filed with the FERC for recovery of these amounts in our recent rate case.

Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government as part of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. In March 2009, the United States District Court for the District of Columbia issued an opinion dismissing one of our claims, from which we intend to make an appeal.  Also in March, following our close cooperation with the Navajo Nation in joint legislative efforts, President Obama signed the Fiscal Year 2009 Omnibus Appropriations Act, which appropriated $5 million toward the final remediation by the DOE of one of the two sites that are the subject of our lawsuit. Pending the remedial response by the United States government, we have taken certain interim site control measures in coordination with the Navajo Nation.

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

    Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of March 31, 2009, we have financial and performance guarantees with a maximum exposure of approximately $11 million.

3. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. During the first quarter of 2008, we utilized $150 million of our note receivable from the cash management program to pay a dividend to our parent. At March 31, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $1.1 billion and $1.0 billion. We have classified these amounts as non-current on our balance sheets based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.7% at March 31, 2009 and 3.2% at December 31, 2008.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2009 and December 31, 2008, we had federal and state income taxes payable of $103 million and $79 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances.  At March 31, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $8 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2009	2008
	(In millions)
Revenues from affiliates	$5	$4
Operation and maintenance expenses from affiliates	15	14
Reimbursements of operating expenses charged to affiliates	6	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2009 compared to the same period in 2008.

Operating Results:	2009	2008
	(In millions, except for volumes)
Operating revenues	$157	$141
Operating expenses	(76)	(81)
Operating income	81	60
Other income, net	1	1
EBIT	82	61
Interest and debt expense	(23)	(23)
Affiliated interest income, net	5	15
Income taxes	(24)	(20)
Net income	$40	$33
Throughput volumes (BBtu/d)(1)	4,054	4,125
____________
(1) Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.

EBIT Analysis:	Revenue	Expense	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$16	$—	$16
Operating and general and administrative expenses	—	4	4
Other(1)	—	1	1
Total impact on EBIT	$16	$5	$21
____________
(1) Consists of individually insignificant items.

Reservation and Other Services Revenues.  Reservation and other services revenues were higher for the quarter ended March 31, 2009 compared to 2008, primarily due to an increase in reservation charges for capacity on our EPNG system resulting from higher contracted capacity to California customers and an increase in EPNG’s tariff rates effective January 1, 2009, subject to refund.

In June 2008, we filed a rate case with the FERC as required under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund and the outcome of a hearing and a technical conference. In December 2008, the FERC issued an order that generally accepted most of our proposals in the technical conference proceeding. The FERC appointed an administrative law judge who will decide the remaining issues should we be unable to reach a settlement with our customers in upcoming negotiations.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2009, our operating and general and administrative expenses decreased primarily as a result of decreased repair and maintenance costs and higher allocated costs to our affiliates related to our shared pipeline services.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter ended March 31, 2009, was $10 million lower than the same period in 2008 primarily due to lower average short-term interest rates on advances to El Paso under its cash management program.  The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2009	2008
	(In billions, except for rates)
Average advance due from El Paso	$1.0	$1.1
Average short-term interest rate	2.2%	5.6%

Income Taxes

Our effective tax rate of 38 percent for the quarters ended March 31, 2009 and 2008 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital and capital expenditures. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At March 31, 2009, we had a note receivable from El Paso of approximately $1.1 billion. We do not intend to settle this note within the next twelve months and therefore, classified it as non-current on our balance sheet. See Item 1, Financial Statements, Note 3, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program will be adequate to meet our capital requirements and our existing operating needs.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2009, El Paso had approximately $0.9 billion of capacity remaining and available to us under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2008 Annual Report on Form 10-K.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond. The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets. This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Based on the liquidity available to us through our operating activities and El Paso’s cash management program, we do not anticipate a need to directly access the financial markets for the remainder of 2009 for any of our operating activities or expansion capital needs. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

As of March 31, 2009, El Paso had approximately $1.8 billion of cash and approximately $1.5 billion of capacity available to it under various committed credit facilities. As noted above, we do not currently anticipate a need to directly access the financial markets for the remainder of 2009; however, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Capital Expenditures. Our cash capital expenditures for the quarter ended March 31, 2009, and our estimates of capital expenditures for the remainder of this year to expand and maintain our systems are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and amounts available under El Paso’s cash management program.

	Quarter Ended March 31, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$29	$84	$113
Expansion	4	—	4
	$33	$84	$117

Commitments and Contingencies

See Item 1, Financial Statements, Note 2, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2008 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

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

The agreements included as exhibits to this report, are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO NATURAL GAS COMPANY

Date: May 11, 2009	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: May 11, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO NATURAL GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.