Form 10-Q
period 2009-09-30
EL PASO NATURAL GAS CO
filed 2009-11-09
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

     Common stock, par value $1 per share. Shares outstanding on November 6, 2009: 1,000

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

When we refer to “us”, “we”, “our”, “ours” or “EPNG”, we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenues	$145	$145	$446	$438
Operating expenses
Operation and maintenance	51	58	147	162
Depreciation and amortization	21	19	63	60
Taxes, other than income taxes	7	7	22	21
	79	84	232	243
Operating income	66	61	214	195
Other income, net	1	2	2	5
Interest and debt expense	(23)	(23)	(69)	(68)
Affiliated interest income, net	4	10	14	36
Income before income taxes	48	50	161	168
Income taxes	18	19	61	64
Net income	$30	$31	$100	$104

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2009 and 2008	62	66
Affiliates	107	6
Other	2	6
Materials and supplies	45	43
Deferred income taxes	28	12
Other	13	23
Total current assets	257	156
Property, plant and equipment, at cost	3,860	3,804
Less accumulated depreciation and amortization	1,391	1,365
Total property, plant and equipment, net	2,469	2,439
Other assets
Notes receivable from affiliate	1,112	986
Other	101	103
	1,213	1,089
Total assets	$3,939	$3,684

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$63	$48
Affiliates	24	21
Other	13	18
Current maturities of long-term debt	54	—
Taxes payable	161	79
Accrued interest	29	20
Accrued liabilities	63	9
Other	55	64
Total current liabilities	462	259
Long-term debt, less current maturities	1,113	1,166
Other liabilities
Deferred income taxes	405	389
Other	61	72
	466	461
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	630	530
Total stockholder’s equity	1,898	1,798
Total liabilities and stockholder’s equity	$3,939	$3,684

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net income	$100	$104
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	63	60
Deferred income taxes	—	24
Other non-cash income items	(1)	16
Asset and liability changes	143	31
Net cash provided by operating activities	305	235
Cash flows from investing activities
Additions to property, plant and equipment	(91)	(133)
Net change in note receivable from affiliate	(225)	44
Proceeds from disposal of property	14	—
Other	(3)	4
Net cash used in investing activities	(305)	(85)
Cash flows from financing activities
Dividend paid to parent	—	(150)
Net cash used in financing activities	—	(150)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2009, and for the quarters and nine months ended September 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on November 6, 2009, the date of issuance of our financial statements.  Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

    Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted new accounting and reporting standards related to our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the nine months ended September 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted accounting standard updates that clarify how to account for and report acquisitions of businesses and transactions involving noncontrolling interests. These updates require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. Additionally, all transactions with noncontrolling interest holders after adoption, including the issuance and repurchase of noncontrolling interests, should be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these accounting standard updates did not have an impact on our financial statements.  Application of these updates impacts transactions that are entered into after December 31, 2008.

2. Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, the carrying amounts of trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At September 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $1.2 billion and $1.0 billion due upon demand, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate.

In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$1,167	$1,307	$1,166	$1,021

3. Commitments and Contingencies

    Legal Proceedings

Baldonado et al. v. EPNG. In August 2000, a main transmission line owned and operated by us ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Individuals at the site were fatally injured. In June 2003, a lawsuit entitled Baldonado et al. v. EPNG was filed in state court in Eddy County, New Mexico, on behalf of 26 firemen and emergency medical service personnel who responded to the fire and who allegedly have suffered psychological trauma. The trial of this matter began in October.  The timing and the outcome of this trial are currently uncertain and our costs and legal exposure related to this lawsuit are currently not determinable; however, we believe this matter will be fully covered by insurance.

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s petition for writ of certiorari to the United States Supreme Court was denied.

Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification were argued in March 2005 and in September 2009, the Kansas State Court Judge denied the motions.  Plaintiffs have filed a motion for reconsideration.  The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was disapproved by the court in June 2007. A class certification hearing occurred in April 2009.  The court certified a Texas and Oklahoma class of royalty owners.  The class certification has been appealed to the Oklahoma Court of Appeals.  A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006. Our costs and legal exposure related to this lawsuit are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At September 30, 2009, we had accrued approximately $2 million for our outstanding legal matters.

    Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2009 and December 31, 2008, we had accrued approximately $18 million and $22 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $39 million at September 30, 2009. Our accrual at September 30, 2009 includes $16 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2009, we have estimated our share of the remediation costs at these sites to be between $8 million and $13 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

    Rates and Regulatory Matter

EPNG Rate Case. In June 2008, we filed a rate case with the Federal Energy Regulatory Commission (FERC) as required under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates which would increase revenue by $83 million annually over previously effective tariff rates. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund and the outcome of a hearing and a technical conference. The FERC issued an order in December 2008 that generally accepted most of our proposals in the technical conference proceeding. The FERC has appointed an administrative law judge to preside over a hearing if we are unable to reach a negotiated settlement with our customers on the remaining issues. The hearing is currently scheduled to begin in early January 2010.  The outcome of the hearing is not currently determinable.

    Other Matters

Navajo Nation. In March 2009, representatives of the Navajo Nation and EPNG executed a final agreement setting forth the full terms and conditions of the Navajo Nation’s consent to EPNG’s rights-of-way through the Navajo Nation.  We submitted the Navajo Nation’s consent agreement in support of EPNG’s pending application to the United States Department of the Interior (the Department) for an extension of the Department’s current right-of-way grant.  We expect the submission will result in the Department’s final processing of our application. We have filed with the FERC for recovery of payments under rights of way in our recent rate case.

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

    Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of September 30, 2009, we have financial and performance guarantees with a maximum exposure of approximately $11 million.

4. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.  El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. During the first quarter of 2008, we utilized $150 million of our note receivable from the cash management program to pay a dividend to our parent. At September 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $1.2 billion and $1.0 billion. We classified $99 million of this receivable as current on our balance sheet at September 30, 2009, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at September 30, 2009 and 3.2% at December 31, 2008.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2009 and December 31, 2008, we had federal and state income taxes payable of $140 million and $79 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances.  At September 30, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $8 million, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$5	$5	$15	$13
Operation and maintenance expenses from affiliates	15	15	46	43
Reimbursement of operating expenses charged to affiliates	6	6	17	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2009 compared to the same period in 2008.

Operating Results:	2009	2008
	(In millions, except for volumes)
Operating revenues	$446	$438
Operating expenses	(232)	(243)
Operating income	214	195
Other income, net	2	5
EBIT	216	200
Interest and debt expense	(69)	(68)
Affiliated interest income, net	14	36
Income taxes	(61)	(64)
Net income	$100	$104
Throughput volumes (BBtu/d)(1)	3,983	4,372
____________
(1) Throughput volumes exclude throughput transported by the Mojave Pipeline Company (Mojave) system on behalf of EPNG.

EBIT Analysis:	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$15	$—	$—	$15
Enron bankruptcy settlement	(6)	(2)	—	(8)
Operating and general and administrative expenses	—	12	—	12
Other (1)	(1)	1	(3)	(3)
Total impact on EBIT	$8	$11	$(3)	$16
__________________

(1) Consists of individually insignificant items.

Reservation and Other Services Revenues.  Reservation and other services revenues were higher for the nine months ended September 30, 2009 compared to 2008, primarily due to an increase of $20 million in reservation charges for capacity on our EPNG system during the first nine months of 2009 primarily resulting from higher contracted capacity to primary delivery points in California and an increase in EPNG’s tariff rates effective January 1, 2009, subject to refund.  Partially offsetting the increase was a $5 million decrease in usage revenues primarily due to reduced throughput in 2009.

We may or may not be able to sustain higher levels of contracted capacity by our customers in the future.  For instance, beginning September 1, 2009, one of our major customers did not re-contract approximately 74 MDth/day of capacity.  To the extent that we are unable to re-market this capacity, we estimate our revenues will be adversely affected by approximately $7 million annually based on currently billed rates.  Additionally, although a reduction in throughput on our system is not material to our short-term financial results due to a substantial portion of our revenues being based on firm reservation charges under long-term contracts, it can be an indication of the risks we may face when seeking to re-contract or renew any of our existing firm transportation contracts.

 For the nine months ended September 30, 2009, our throughput volumes decreased compared with the same period in 2008.  The reduction in throughput was due, in part, to a decrease in natural gas and electric generation demand due to weak macroeconomic conditions in the southwestern U.S. as well as the introduction in April 2009 of a new interstate natural gas pipeline with approximately 500 MDth/d of capacity serving the greater Phoenix, Arizona area. We anticipate these factors will continue to negatively affect our throughput.  If these macroeconomic conditions continue, it could negatively impact basis differentials over the longer term and our ability to renew firm transportation contracts that are expiring on our system or our ability to renew such contracts at current rates.  If, however, we determine there is a significant change in our cost of providing service or billing determinants, we have the option to file a future rate case with the FERC to recover our prudently incurred costs.

Enron Bankruptcy Settlement. During the nine months ended September 30, 2008, we recorded income of approximately $8 million as a result of settlements received from the Enron bankruptcy.

Operating and General and Administrative Expenses. During the nine months ended September 30, 2009, our operating and general and administrative expenses were lower primarily as a result of decreased repair and maintenance expenses.

EPNG Regulatory Matters.  In June 2008, we filed a rate case with the FERC as required under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates which would increase revenue by $83 million annually over previously effective tariff rates. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund and the outcome of a hearing and a technical conference. In December 2008, the FERC issued an order that generally accepted most of our proposals in the technical conference proceeding. The FERC appointed an administrative law judge to preside over a hearing if we are unable to reach a negotiated settlement with our customers on the remaining issues. The hearing is currently scheduled to begin in early January 2010.  The outcome of the hearing is not currently determinable.

On October 1, 2009, we received an order from the FERC directing us to modify the cost and revenue component of our fuel recovery mechanism.  EPNG is seeking rehearing and clarification of certain aspects of this order, however, we do not believe that this order will have any negative effect to previously reported earnings.  Due to this order, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, their settlement, and other gas balance related items.  We continue to explore options to minimize the price volatility associated with these operational pipeline activities.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2009, was $22 million lower than the same period in 2008 primarily due to lower average short-term interest rates on advances to El Paso under its cash management program.  The following table shows the average advances due from El Paso and the average short-term interest rates for the nine months ended September 30:

	2009	2008
	(In billions, except for rates)
Average advance due from El Paso	$1.1	$1.1
Average short-term interest rate	1.8%	4.5%

Income Taxes

Our effective tax rate of 38 percent for the nine months ended September 30, 2009 and 2008 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. At September 30, 2009, we had a note receivable from El Paso of approximately $1.2 billion of which approximately $99 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 4, for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and debt service requirements.  Our cash capital expenditures for the nine months ended September 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our systems are listed below.

	Nine Months Ended September 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$87	$32	$119
Expansion	4	—	4
	$91	$32	$123

Volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and beyond. Although recent financial market conditions have shown signs of improvement, continued volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. We believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas. However, we may or may not be able to sustain higher levels of contracted capacity by our customers in the future as further discussed in Results of Operations.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.  As of September 30, 2009, El Paso had approximately $2.4 billion of available liquidity, including $1.4 billion of capacity available to it under various committed credit facilities. In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2009, El Paso had approximately $0.9 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2008 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States.  Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector.  We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits.  Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 3.5 million tonnes of carbon dioxide equivalent emissions during 2007. We believe that approximately 2.9 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulation under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 57 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards.  As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.  Although we believe that many of these costs should be recoverable in the rates charged to our customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis and recently proposed new regulations to regulate GHGs under the Clean Air Act, which EPA has indicated could be finalized as early as March 2010.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”.  These proposals would establish renewable portfolio standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades.  Additionally, the proposals would establish incentives for energy efficiency and conservation.  Although the ultimate targets that would be established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, we implemented a new financial accounting system and consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were administered to individuals who are impacted by the new system and chart of accounts, and system controls and functionality were reviewed and successfully tested prior and subsequent to implementation.  Following evaluation, management believes that the new system has been successfully implemented.  There were no other changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EL PASO NATURAL GAS COMPANY

Date: November 6, 2009	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: November 6, 2009	/s/ John R. Sult
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