Form 10-Q
period 2010-03-31
EL PASO NATURAL GAS CO
filed 2010-05-10
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

     Common stock, par value $1 per share. Shares outstanding on May 7, 2010: 1,000

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

When we refer to “us,” “we,” “our,” “ours” or “EPNG,” we are describing El Paso Natural Gas Company and/or our subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009

Operating revenues	$145	$157
Operating expenses
Operation and maintenance	44	47
Depreciation and amortization	21	21
Taxes, other than income taxes	8	8
	73	76
Operating income	72	81
Other income (expense), net	(1)	1
Interest and debt expense	(23)	(23)
Affiliated interest income, net	4	5
Income before income taxes	52	64
Income tax expense	20	24
Net income	$32	$40

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2010 and 2009	—	56
Affiliates	65	111
Other	23	3
Materials and supplies	46	47
Deferred income taxes	39	35
Prepaids	12	15
Other	10	11
Total current assets	196	278
Property, plant and equipment, at cost	3,921	3,899
Less accumulated depreciation and amortization	1,430	1,409
Total property, plant and equipment, net	2,491	2,490
Other assets
Note receivable from affiliate	1,017	886
Other	110	110
	1,127	996
Total assets	$3,814	$3,764

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$74	$83
Affiliates	24	42
Other	12	14
Current maturities of long-term debt	54	54
Taxes payable	115	103
Accrued interest	29	21
Accrued liabilities	92	82
Regulatory liabilities	24	17
Other	22	30
Total current liabilities	446	446
Long-term debt	1,113	1,113
Other liabilities
Deferred income taxes	422	408
Other	75	71
	497	479
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	490	458
Total stockholder’s equity	1,758	1,726
Total liabilities and stockholder’s equity	$3,814	$3,764

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$32	$40
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	21	21
Deferred income taxes	10	—
Other non-cash income items	8	(3)
Asset and liability changes	41	48
Net cash provided by operating activities	112	106

Cash flows from investing activities
Additions to property, plant and equipment	(21)	(33)
Net change in note receivable from affiliate	(91)	(87)
Other	1	14
Net cash used in investing activities	(111)	(106)

Net change in cash and cash equivalents	1	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$1	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2010, and for the quarters ended March 31, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

Transfers of Financial Assets.  On January 1, 2010, we adopted accounting standard updates for financial asset transfers.  Among other items, these updates require the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In February 2010, we entered into an accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of these accounting standard updates.  We present the cash flows related to the accounts receivable sales program as operating cash flows in our statements of cash flows.  The adoption of these accounting standard updates did not have a material impact on our financial statements.  For further information, see Note 4.

Variable Interest Entities.  On January 1, 2010, we adopted accounting standard updates for variable interest entities that revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of these accounting standard updates did not have a material impact on our financial statements.

2. Fair Value of Financial Instruments

  At March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $1.1 billion and $1.0 billion due upon demand, with a variable interest rate of 1.5% in each period. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

  In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$1,167	$1,299	$1,167	$1,300

3. Commitments and Contingencies

Legal Proceedings

  Gas Measurement Class Action. In 1999, a purported class action lawsuit entitled Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., was filed in the District Court of Stevens County, Kansas against us and a number of our affiliates.  The complaint alleges that the defendants inaccurately measured the volume and heating content of gas that resulted in the underpayment of royalties to royalty owners on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. The court has denied motions for class certification, and the deadline for an appeal of this order has now passed.  Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

  Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips Company, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was rejected by the court in June 2007. A class certification hearing occurred in April 2009.  The court certified a Texas and Oklahoma class of royalty owners.  The class certification has been appealed to the Oklahoma Court of Appeals.  A companion case styled Bank of America v. El Paso Natural Gas involving similar claims made as to certain wells in Oklahoma was settled in 2006. Our costs and legal exposure related to this lawsuit are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2010, we had accrued approximately $5 million for our outstanding legal matters.

Environmental Matters

  We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2010 and December 31, 2009, we had accrued approximately $19 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $41 million at March 31, 2010. Our accrual at March 31, 2010 includes $18 million for environmental contingencies related to properties we previously owned.

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

  Superfund Matters. Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, or state equivalents for three active sites. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs.  We consider the financial strength of other PRPs in estimating our liabilities. Accruals for these issues are included in the environmental reserve discussed above.

  For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $4 million, most of which will be expended under government directed clean-up plans.

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

Rates and Regulatory Matters

EPNG Rate Case. In June 2008, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in base tariff rates on our EPNG system. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund. In March 2010, we filed an uncontested partial offer of settlement which was approved in April 2010.  The settlement provides for an increase in our base tariff rates existing prior to January 1, 2009.  Under the terms of the settlement, we agreed to file our next general rate case to be effective as early as April 1, 2011, but not later than April 1, 2012.  As part of the settlement, we made an initial refund of approximately $23 million to our customers in April 2010, with the remaining refunds to be paid during the remainder of 2010.  The refunds to be paid are fully reserved. The settlement resolves all but four issues in the proceeding.  A hearing on the remaining issues is scheduled for May 2010 and the outcome is not currently determinable. However, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

Other Matter

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

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of March 31, 2010, we have financial and performance guarantees with a maximum exposure of approximately $11 million.

4.  Accounts Receivable Sales Program

In 2010, we entered into an accounts receivable sales program to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity). As of March 31, 2010, the third party financial institution held $50 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables.  During the first quarter of 2010, we received $93 million of cash up front from the sale of the receivables and received an additional $44 million of cash upon the collection of the underlying receivables.  As of March 31, 2010, we had not collected approximately $19 million related to our accounts receivable sales, which is reflected as other accounts receivable in our balance sheet.  We recognized a loss of less than $1 million on our accounts receivable sales during the first quarter of 2010.  Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows in our statement of cash flows.

Under the accounts receivable sales program, we service the underlying receivables for a fee.  The fair value of this servicing agreement as well as the fees earned were not material to our financial statements for the quarter ended March 31, 2010.

The third party financial institution involved in this accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to direct its overall activities since our receivables do not comprise a significant portion of its operations.

5. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.  El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2009, we utilized $200 million of our notes receivable from the cash management program to pay a dividend to our parent.  At March 31, 2010 and December 31, 2009, we had a note receivable from El Paso of approximately $1.1 billion and $1.0 billion. We have classified approximately $62 million of this receivable as current on our balance sheet at March 31, 2010 based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at March 31, 2010 and December 31, 2009.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2010 and December 31, 2009, we had federal and state income taxes payable of $99 million and $90 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances.  At March 31, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $8 million included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2010	2009
	(In millions)
Revenues from affiliates	$5	$5
Operation and maintenance expenses from affiliates	18	15
Reimbursements of operating expenses charged to affiliates	2	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

  Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2010 compared with the same period in 2009.

Operating Results:	2010	2009
	(In millions, except for volumes)
Operating revenues	$145	$157
Operating expenses	(73)	(76)
Operating income	72	81
Other income (expense), net	(1)	1
EBIT	71	82
Interest and debt expense	(23)	(23)
Affiliated interest income, net	4	5
Income taxes	(20)	(24)
Net income	$32	$40
Throughput volumes (BBtu/d)(1)	3,340	4,054
____________
(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.

EBIT Analysis:	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$(12)	$—	$—	$(12)
Operating and general and administrative expenses	—	2	—	2
Other(1)	—	1	(2)	(1)
Total impact on EBIT	$(12)	$3	$(2)	$(11)
____________
(1)	Consists of individually insignificant items.

  Reservation and Other Services Revenues.  Reservation and other services revenues were lower for the quarter ended March 31, 2010 compared to 2009, primarily due to a decrease of approximately $12 million resulting from lower prices realized on the sale of transportation capacity on our EPNG system and lower throughput volumes.  This was due, in part, to lower demand, increased competition in its primary market areas and reduced basis differentials across the EPNG system.

Additionally, although a reduction in throughput on our system could have a limited effect on our short-term financial results due to a substantial portion of our revenues being based on firm reservation charges under long-term contracts, it can be an indication of the risks we may face when seeking to recontract or renew any of our existing firm transportation contracts in the future. If current macroeconomic conditions and reduced basis differentials continue we may be required to further discount our transportation rates in order to renew certain firm transportation contracts that are expiring on our system.  If, however, we determine there is a significant change in our cost of providing service or billing determinants, we have the option to file a future rate case with the FERC to recover our prudently incurred costs.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2010, our operating and general and administrative expenses decreased primarily as a result of insurance reimbursements received in January 2010, decreased payroll related costs offset by higher allocated costs from our affiliates related to our shared pipeline services.

EPNG Regulatory Matters.  In June 2008, we filed a rate case with the FERC proposing an increase in base tariff rates on our EPNG system. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund. In March 2010, we filed an uncontested partial offer of settlement which was approved in April 2010.  The settlement provides for an increase in our base tariff rates existing prior to January 1, 2009. Under the terms of the settlement, we agreed to file our next general rate case to be effective as early as April 1, 2011, but not later than April 1, 2012.  As part of the settlement we made an initial refund of approximately $23 million to our customers in April 2010, with the remaining refunds to be paid during the remainder of 2010.  The refunds to be paid are fully reserved.  The settlement resolves all but four issues in the proceeding.  A hearing on the remaining issues is scheduled for May 2010 and the outcome is not currently determinable.  However, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2010	2009
	(In billions, except for rates)
Average advance due from El Paso	$1.1	$1.0
Average short-term interest rate	1.5%	2.2%

Income Taxes

Our effective tax rate of 38 percent for the quarters ended March 31, 2010 and 2009 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

  Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program.   At March 31, 2010, we had a note receivable from El Paso of approximately $1.1 billion of which approximately $62 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and debt service requirements.  Our cash capital expenditures for the quarter ended March 31, 2010 and our estimated capital expenditures for the remainder of this year to expand and maintain our systems are listed below.

	Quarter Ended March 31, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$21	$81	$102
Expansion	—	16	16
	$21	$97	$118

  Although financial market conditions have improved since late 2008 and early 2009, volatility in the remainder of 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

  We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.   In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2010, El Paso had approximately $0.9 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.  For a further discussion of this credit agreement, see our 2009 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

Below is a summary of certain climate change and energy policies recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3 which is incorporated herein by reference.

Climate Change Legislation and Regulation. Legislative and regulatory efforts to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. We believe that legislation that either limits or sets a price on carbon emissions will increase demand for natural gas depending on the legislative provisions ultimately adopted.  However, we also believe it is reasonably likely that the federal legislation being contemplated, as well as recently adopted and proposed federal regulations, would increase our cost of environmental compliance by requiring us to purchase emission allowances or offset credits, install additional equipment or change work practices, and could materially increase the cost of goods and services we purchase from suppliers due to their increased compliance costs.  Although we believe that many of these costs should be recoverable in our rates, recovery through these mechanisms is still uncertain at this time.

The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis.  The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations.  The EPA has also proposed regulations pursuant to which GHG emissions would be regulated under the Clean Air Act in 2011.  These proposed rules, if adopted, would likely have a material impact on our cost of operations, could require us to install new equipment to control emissions from our facilities, as well as could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether they will withstand likely legal challenges.  Therefore, the potential impact on our operations and construction projects remains uncertain.

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

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $5 million in capital expenditures over the period from 2010 to 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2009 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

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

EL PASO NATURAL GAS COMPANY

Date: May 7, 2010	By:	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer
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