Form 10-Q
period 2010-06-30
EL PASO NATURAL GAS CO
filed 2010-08-06
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock, par value $1 per share. Shares outstanding on August 6, 2010: 1,000

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

When we refer to “us,” “we,” “our,” “ours,” “the company” or “EPNG,” we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues	$126	$144	$271	$301
Operating expenses
Operation and maintenance	47	49	91	96
Depreciation and amortization	22	21	43	42
Taxes, other than income taxes	8	7	16	15
	77	77	150	153
Operating income	49	67	121	148
Other income, net	2	—	1	1
Interest and debt expense	(24)	(23)	(47)	(46)
Affiliated interest income, net	4	5	8	10
Income before income taxes	31	49	83	113
Income taxes	12	19	32	43
Net income	$19	$30	$51	$70

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$3	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2010 and 2009	—	56
Affiliates	115	111
Other	18	3
Materials and supplies	47	47
Deferred income taxes	30	35
Prepaids	7	15
Other	11	11
Total current assets	231	278
Property, plant and equipment, at cost	3,947	3,899
Less accumulated depreciation and amortization	1,450	1,409
Total property, plant and equipment, net	2,497	2,490
Other assets
Note receivable from affiliate	850	886
Other	109	110
	959	996
Total assets	$3,687	$3,764

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$79	$83
Affiliates	23	42
Other	10	14
Current maturities of long-term debt	54	54
Taxes payable	112	103
Accrued interest	22	21
Accrued liabilities	74	82
Regulatory liabilities	28	17
Other	22	30
Total current liabilities	424	446
Long-term debt	1,113	1,113
Other liabilities
Deferred income taxes	427	408
Other	71	71
	498	479
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	509	458
Note receivable from affiliate	(125)	—
Total stockholder’s equity	1,652	1,726
Total liabilities and stockholder’s equity	$3,687	$3,764

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$51	$70
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	43	42
Deferred income taxes	24	—
Other non-cash income items	14	(3)
Asset and liability changes	(1)	85
Net cash provided by operating activities	131	194
Cash flows from investing activities
Capital expenditures	(36)	(65)
Net change in note receivable from affiliate	(96)	(142)
Proceeds from disposal of property	4	14
Other	—	(1)
Net cash used in investing activities	(128)	(194)
Net change in cash and cash equivalents	3	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$3	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2010, and for the quarters and six months ended June 30, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

Transfers of Financial Assets.  On January 1, 2010, we adopted an accounting standards update for financial asset transfers.  Among other items, this update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In February 2010, we entered into an accounts receivable sales program under which we sell certain accounts receivable in their entirety to a third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of this accounting standards update.  We present the cash flows related to the accounts receivable sales program as operating cash flows in our statements of cash flows.  For further information, see Note 4.

Variable Interest Entities.  On January 1, 2010, we adopted an accounting standards update for variable interest entities that revises how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standards update did not have a material impact on our financial statements.

2. Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and accounts receivable and payable are representative of their fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $1.0 billion due upon demand, with a variable interest rate of 1.6% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$1,167	$1,301	$1,167	$1,300

3. Commitments and Contingencies

Legal Proceedings

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

In addition to the above proceeding, we and our affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At June 30, 2010, we had accrued approximately $3 million for our outstanding legal matters.

Environmental Matters

  We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2010 and December 31, 2009, we had accrued approximately $15 million and $19 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $30 million at June 30, 2010. Our accrual at June 30, 2010 includes $14 million for environmental contingencies related to properties we previously owned.

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

  For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans.

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

Rates and Regulatory Matters

EPNG Rate Case. In June 2008, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing an increase in base tariff rates on our EPNG system. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund. In March 2010, we filed an uncontested partial offer of settlement which was approved in April 2010.  The settlement provides for an increase in our base tariff rates existing prior to January 1, 2009.  Under the terms of the settlement, we agreed to file our next general rate case to be effective as early as April 1, 2011, but not later than April 1, 2012.  As part of the settlement, we made an initial refund of approximately $23 million to our customers in April 2010, with the remaining refunds to be paid during August 2010.  The refunds to be paid are fully reserved. The settlement resolves all but four issues in the proceeding.  A hearing on the remaining issues was completed in June 2010 and the outcome is not currently determinable.

Other Matter

Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government as part of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. In March 2009, the United States District Court for the District of Columbia issued an opinion dismissing one of our claims. We have appealed this opinion to the Court of Appeals for the D.C. Circuit. Also in March 2009, following our close cooperation with the Navajo Nation in joint legislative efforts, President Obama signed the Fiscal Year 2009 Omnibus Appropriations Act, which appropriated $5 million toward the final remediation by the DOE of one of the two sites that are the subject of our lawsuit. The DOE has assigned to the Navajo Nation the obligation to remediate the site. We anticipate that the Navajo Nation will perform the remediation in the near future, and we are continuing to maintain the interim site control measures we have installed at the site.

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

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of June 30, 2010, we have financial and performance guarantees with a maximum exposure of approximately $11 million.

4.  Accounts Receivable Sales Program

In the first quarter of 2010, we entered into an accounts receivable sales program to sell accounts receivable to a third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity).  As of June 30, 2010, the third-party financial institution held $42 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and six months ended June 30, 2010, we received $82 million and $175 million of cash up front from the sale of the receivables and received an additional $54 million and $98 million of cash upon the collection of the underlying receivables.  As of June 30, 2010, we had not collected approximately $15 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet.  We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and six months ended June 30, 2010.  Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows.

Under the accounts receivable sales program, we service the underlying receivables for a fee.  The fair value of this servicing agreement as well as the fees earned were not material to our financial statements for the periods ended June 30, 2010.

The third party financial institution involved in this accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to direct its overall activities since our receivables do not comprise a significant portion of its operations.

5. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2009, we utilized $200 million of our notes receivable from the cash management program to pay a dividend to our parent.  At June 30, 2010 and December 31, 2009, we had a note receivable from El Paso of approximately $1.0 billion. We classified approximately $111 million of this receivable as current on our balance sheet at June 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.6% and 1.5% at June 30, 2010 and December 31, 2009.

In July 2010, we utilized $125 million of our notes receivable from the cash management program to pay a dividend to our parent.  This amount is reflected as a reduction of our stockholder’s equity at June 30, 2010.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2010 and December 31, 2009, we had federal and state income taxes payable of $97 million and $90 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances.  At June 30, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $8 million included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$4	$5	$9	$10
Operation and maintenance expenses from affiliates	18	16	36	31
Reimbursement of operating expenses charged to affiliates	3	5	5	11

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

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2010 compared with the same period in 2009.

Operating Results:	2010	2009
	(In millions, except for volumes)
Operating revenues	$271	$301
Operating expenses	(150)	(153)
Operating income	121	148
Other income, net	1	1
EBIT	122	149
Interest and debt expense	(47)	(46)
Affiliated interest income, net	8	10
Income taxes	(32)	(43)
Net income	$51	$70
Throughput volumes (BBtu/d)(1)	3,317	3,942
____________
(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.

EBIT Analysis:	Operating Revenue	Operating Expense	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$(30)	$—	$(30)
Operating and general and administrative expenses	—	5	5
Other(1)	—	(2)	(2)
Total impact on EBIT	$(30)	$3	$(27)

____________
(1)	Consists of individually insignificant items.

Reservation and Other Services Revenues.  Reservation and other services revenues were lower for the six months ended June 30, 2010 compared to 2009, primarily due to lower prices realized on the sale of transportation capacity on our EPNG system and lower throughput volumes.  This was due, in part, to lower demand, increased competition in its primary market areas and reduced basis differentials across the EPNG system.

Although approximately 87 percent of our revenues are derived from reservation charges, lower throughput can affect our short-term results. Since a material portion of our revenues are derived from firm reservation charges, throughput can be an indication of the risks we may face when seeking to recontract or renew any of our existing firm transportation contracts. Continuing negative economic impacts on demand, as well as adverse shifting sources of supply, could negatively impact basis differentials and our ability to renew firm transportation contracts that are expiring on our system or our ability to renew such contracts at current rates.  Additionally, we may be required to further discount our transportation rates in order to renew certain firm transportation contracts should these conditions continue.  If, however, we determine there is a significant change in our cost of providing service or billing determinants, we have the option to file a future rate case with the FERC to provide an opportunity to recover our prudently incurred costs.

Operating and General and Administrative Expenses. During the six months ended June 30, 2010, our operating and general and administrative expenses decreased primarily as a result of decreased payroll related costs offset by higher allocated costs from our affiliates related to our shared pipeline services.

EPNG Regulatory Matters.  In June 2008, we filed a rate case with the FERC proposing an increase in base tariff rates on our EPNG system. In August 2008, the FERC issued an order accepting the proposed rates effective January 1, 2009, subject to refund. In March 2010, we filed an uncontested partial offer of settlement which was approved in April 2010.  The settlement provides for an increase in our base tariff rates existing prior to January 1, 2009. Under the terms of the settlement, we agreed to file our next general rate case to be effective as early as April 1, 2011, but not later than April 1, 2012.  As part of the settlement we made an initial refund of approximately $23 million to our customers in April 2010, with the remaining refunds to be paid during August 2010.  The refunds to be paid are fully reserved.  The settlement resolves all but four issues in the proceeding.  A hearing on the remaining issues was completed in June 2010 and the outcome is not currently determinable.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the six months ended June 30:

	2010	2009
	(In billions, except for rates)
Average advance due from El Paso	$1.1	$1.1
Average short-term interest rate	1.5%	2.0%

Income Taxes

Our effective tax rates of 39 percent and 38 percent for the six months ended June 30, 2010 and 2009 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program.   At June 30, 2010, we had a note receivable from El Paso of approximately $1.0 billion of which approximately $111 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.  In July 2010 we utilized $125 million of our note receivable from the cash management program to pay a dividend to our parent.  This amount is reflected as a reduction of our stockholder’s equity at June 30, 2010.  See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and debt service requirements.  Our cash capital expenditures for the six months ended June 30, 2010 and our estimated capital expenditures for the remainder of this year to expand and maintain our systems are listed below.

	Six Months Ended June 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$36	$65	$101
Expansion	—	11	11
	$36	$76	$112

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

  We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.   In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2010, El Paso had approximately $1.1 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.  For a further discussion of this credit agreement, see our 2009 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

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

The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis.  The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations.  Our preliminary estimate of the first year cost to our company is $1 million.

The EPA has also adopted regulations that will require permits to be obtained under the Clean Air Act for GHG emissions above certain thresholds. Depending on the thresholds ultimately established by the EPA, these permit requirements could have a material impact upon the cost of our operations, could require us to install new equipment to control emissions from our facilities and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to new and existing facilities. The EPA’s regulations are being challenged in the federal courts; however, pending such judicial reviews, the thresholds that have been established by the EPA through at least 2016 are not expected to have a material impact on our operations or financial results.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether adopted regulations will withstand likely legal challenges.  Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $3 million in capital expenditures over the period from 2010 to 2013.

In February 2010, the EPA promulgated a new one-hour National Ambient Air Quality Standard (NAAQS) for oxides of nitrogen (NO2).  The new standard is in addition to the existing annual NAAQS which was not changed.  While it is uncertain how the EPA and the states will apply the new one-hour NAAQS, the new NAAQS may impact our ability to obtain permits and other regulatory approvals with regard to existing and new facilities and may cause us to incur costs to install additional controls on existing and new facilities.  The EPA’s new rule is being challenged in the federal courts.  While the new NAAQS, if upheld, could have a material impact on our cost of operations and our cost to install new facilities, we are unable, at this point, to estimate its financial impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EL PASO NATURAL GAS COMPANY

Date: August 6, 2010	/s/ James J. Cleary
James J. Cleary President (Principal Executive Officer)

Date: August 6, 2010	/s/ John R. Sult
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