Form 10-Q
period 2010-09-30
EL PASO NATURAL GAS CO
filed 2010-11-08
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, par value $1 per share. Shares outstanding on November 5, 2010: 1,000

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

When we refer to “us,” “we,” “our,” “ours,” “the company” or “EPNG,” we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$122	$145	$393	$446
Operating expenses
Operation and maintenance	49	51	140	147
Depreciation and amortization	22	21	65	63
Taxes, other than income taxes	8	7	24	22
	79	79	229	232
Operating income	43	66	164	214
Other income, net	1	1	2	2
Interest and debt expense	(23)	(23)	(70)	(69)
Affiliated interest income, net	4	4	12	14
Income before income taxes	25	48	108	161
Income taxes	10	18	42	61
Net income	$15	$30	$66	$100

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2010 and 2009	5	56
Affiliates	6	111
Other	18	3
Materials and supplies	47	47
Deferred income taxes	9	35
Prepaids	1	15
Other	8	11
Total current assets	94	278
Property, plant and equipment, at cost	3,951	3,899
Less accumulated depreciation and amortization	1,469	1,409
Total property, plant and equipment, net	2,482	2,490
Other assets
Note receivable from affiliate	811	886
Other	108	110
	919	996
Total assets	$3,495	$3,764

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$68	$83
Affiliates	23	42
Other	11	14
Current maturities of long-term debt	—	54
Taxes payable	48	103
Accrued interest	28	21
Accrued liabilities	24	82
Regulatory liabilities	7	17
Other	21	30
Total current liabilities	230	446
Long-term debt	1,113	1,113
Other liabilities
Deferred income taxes	410	408
Other	75	71
	485	479
Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	399	458
Total stockholder’s equity	1,667	1,726
Total liabilities and stockholder’s equity	$3,495	$3,764

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$66	$100
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	65	63
Deferred income taxes	28	—
Other non-cash income items	20	(1)
Asset and liability changes	(127)	143
Net cash provided by operating activities	52	305

Cash flows from investing activities
Capital expenditures	(57)	(91)
Net change in note receivable from affiliate	178	(225)
Proceeds from disposal of property	4	14
Other	2	(3)
Net cash provided by (used in) investing activities	127	(305)

Cash flows from financing activities
Payments to retire long-term debt	(54)	—
Dividend paid to parent	(125)	—
Net cash used in financing activities	(179)	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2010, and for the quarters and nine months ended September 30, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued and adopted during the nine months ended September 30, 2010.

Transfers of Financial Assets.  On January 1, 2010, we adopted an accounting standards update for financial asset transfers. Among other items, this update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In February 2010, we entered into an accounts receivable sales program under which we sell certain accounts receivable in their entirety to a third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of this accounting standards update.  We present the cash flows related to the accounts receivable sales program as operating cash flows in our statements of cash flows.  For further information, see Note 5.

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

2. Fair Value of Financial Instruments

At September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and current receivables and payables represented fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $0.8 billion and $1.0 billion due upon demand, with a variable interest rate of 1.5% in both periods. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$1,113	$1,295	$1,167	$1,300

3.  Debt

During the third quarter of 2010, we repaid approximately $54 million on our 7.625% notes due in August 2010.

4. Commitments and Contingencies

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

In addition to the above proceeding, we and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2010, we had approximately $5 million accrued, which has not been reduced by $4 million of related insurance receivables, for our outstanding legal proceedings.

Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2010 and December 31, 2009, we had accrued approximately $16 million and $19 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $31 million at September 30, 2010. Our accrual at September 30, 2010 includes $15 million for environmental contingencies related to properties we previously owned.

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

     For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans.  In addition, we expect to make capital expenditures for environmental matters of $1 million in the aggregate for the remainder of 2010 through 2014.  Included in this amount is less than $1 million to be expended from 2010 to 2013 associated with the impact of the Environmental Protection Agency (EPA) rule related to emissions of hazardous air pollutants from reciprocating internal combustion engines which was finalized in August 2010.  Our engines that are subject to the regulations have to be in compliance by October 2013.

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

Rates and Regulatory Matters

     EPNG Rate Case. In April 2010, the Federal Energy Regulatory Commission (FERC) approved an uncontested partial offer of settlement which increased our base tariff rates, effective January 1, 2009.  As part of the settlement, we made an initial refund of approximately $23 million to our customers in April 2010, and paid the remaining refunds of approximately $53 million, plus interest, in August 2010.  The settlement resolved all but four issues in the proceeding.  A hearing on the remaining issues was completed in June 2010 and the outcome is not currently determinable.  We believe our accruals established for this matter are adequate.

In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates as permitted under the settlement of the previous rate case.  In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings.  At this time, the outcome of this matter is not currently determinable.

Mojave Pipeline Company (Mojave) Rate Case. In August 2010, we filed a petition with the FERC to (i) amend our filing requirement previously approved by the FERC and (ii) approve an uncontested rate case settlement that, among other things, would establish new base transportation rates.  Under the terms of the agreement, we may not file a new rate case to be effective any earlier than September 1, 2012, but must file a rate case to be effective no later than September 1, 2014.  The FERC approved this settlement in October 2010 with an effective date of December 1, 2010.

   Other Matter

     Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government as part of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. In March 2009, the United States District Court for the District of Columbia issued an opinion dismissing one of our claims. We have appealed this opinion to the Court of Appeals for the D.C. Circuit. Also in March 2009, following our close cooperation with the Navajo Nation in joint legislative efforts, President Obama signed the Fiscal Year 2009 Omnibus Appropriations Act, which appropriated $5 million toward the final remediation by the DOE of one of the two sites that are the subject of our lawsuit. The DOE has assigned to the Navajo Nation the obligation to remediate the site. We anticipate that the Navajo Nation will perform the remediation in the near future, and we are continuing to maintain the interim exposure control measures we have installed at the site.  Additionally, the EPA and Bureau of Indian Affairs (BIA) have entered into an administrative order of consent, pursuant to which the BIA will conduct a remedial investigation/feasibility study at the second site involved in the lawsuit.  Finally, the EPA is currently assessing the environmental condition of all former uranium mines on the Navajo Indian Reservation to determine the need for further environmental response activities.  There are approximately 500 abandoned uranium mine sites on the Navajo Indian Reservation, 16 of which were operated by the historical affiliate.

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

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. During the third quarter of 2010, our financial and performance guarantees with a maximum exposure of approximately $11 million were terminated.

5.  Accounts Receivable Sales Program

In the first quarter of 2010, we entered into an accounts receivable sales program to sell accounts receivable to a third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity).  As of September 30, 2010, the third-party financial institution held $38 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and nine months ended September 30, 2010, we received $80 million and $255 million of cash up front from the sale of the receivables and received an additional $43 million and $141 million of cash upon the collection of the underlying receivables.  As of September 30, 2010, we had not collected approximately $12 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet (and was initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets).  We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and nine months ended September 30, 2010.  Because the cash received up front and the cash received as the underlying receivables are collected relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows.

Under the accounts receivable sales program, we service the underlying receivables for a fee.  The fair value of this servicing agreement as well as the fees earned were not material to our financial statements for the periods ended September 30, 2010.

The third party financial institution involved in this accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to direct its overall activities since our receivables do not comprise a significant portion of its operations.

6. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.   El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand.  At September 30, 2010 and December 31, 2009, we had a note receivable from El Paso of approximately $0.8 billion and $1.0 billion. At September 30, 2010 and December 31, 2009, we have classified approximately $0.8 billion of our note receivable as non-current on our balance sheet as we do not anticipate using them in the next twelve months considering available cash sources and needs.  The interest rate on this variable rate note was 1.5% at September 30, 2010 and December 31, 2009.

During 2009, we utilized $200 million of our note receivable from the cash management program to pay a dividend to our parent.  During the third quarter of 2010, we utilized $125 million of our notes receivable from the cash management program to pay a dividend to our parent.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2010 and December 31, 2009, we had federal and state income taxes payable of $26 million and $90 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances.  At September 30, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $9 million and $8 million included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$5	$5	$14	$15
Operation and maintenance expenses from affiliates	19	15	55	46
Reimbursement of operating expenses charged to affiliates	3	6	8	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 2 is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, Item 2 updates, and should be read in conjunction with the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2010 compared with the same period in 2009.

Operating Results:	2010	2009
	(In millions, except for volumes)
Operating revenues	$393	$446
Operating expenses	(229)	(232)
Operating income	164	214
Other income, net	2	2
EBIT	166	216
Interest and debt expense	(70)	(69)
Affiliated interest income, net	12	14
Income taxes	(42)	(61)
Net income	$66	$100
Throughput volumes (BBtu/d)(1)	3,360	3,983
____________
(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.

EBIT Analysis:	Operating Revenue	Operating Expense	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$(53)	$—	$(53)
Operating and general and administrative expenses	—	7	7
Other(1)	—	(4)	(4)
Total impact on EBIT	$(53)	$3	$(50)
____________
(1)	Consists of individually insignificant items.

Reservation and Other Services Revenues.  Reservation and other services revenues were lower for the nine months ended September 30, 2010 compared to 2009, primarily due to lower rates realized on the sale of transportation capacity on our EPNG system and lower throughput volumes.  During 2010, we have experienced a decrease in natural gas and electric generation demand due to weak macroeconomic conditions in the southwestern U.S., increased competition in our California and Arizona market areas and reduced basis differentials.

  Although approximately 87 percent of our revenues are derived from reservation charges, lower throughput can affect our short-term results. Since a material portion of our revenues are derived from firm reservation charges, throughput can be an indication of the risks we may face when seeking to recontract or renew any of our existing firm transportation contracts. Continuing negative economic impacts on demand, as well as adverse shifting sources of supply, could negatively impact basis differentials and our ability to renew firm transportation contracts that are expiring on our system or our ability to renew such contracts at current rates.  Additionally, we may be required to further discount certain transportation rates in order to renew certain firm transportation contracts should these conditions continue.  If we determine there is sufficient change in our revenues, costs or billing determinants, we have the option to file a new rate case with the FERC to provide an opportunity to recover our prudently incurred costs.  In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates due, in part, to a change in our billing determinants. The change in gas flows, contractual commitments and the outcome of our rate case can impact the financial performance of our pipeline.

Operating and General and Administrative Expenses. During the nine months ended September 30, 2010, our operating and general and administrative expenses decreased primarily as a result of decreased payroll related costs partially offset by higher allocated costs from our affiliates related to our shared pipeline services.

Regulatory Matters

EPNG Rate Case.  In April 2010, the FERC approved an uncontested partial offer of settlement which increased our base tariff rates, effective January 1, 2009.  As part of the settlement we made an initial refund of approximately $23 million to our customers in April 2010, and paid the remaining refunds of approximately $53 million, plus interest, in August 2010.  The settlement resolved all but four issues in the proceeding.  A hearing on the remaining issues was completed in June 2010 and the outcome is not currently determinable.  We believe our accruals established for this matter are adequate.

In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates as permitted under the settlement of the previous rate case.  These new base tariff rates would increase revenue by approximately $100 million annually over previously effective tariff rates.  In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings.  At this time, the outcome of this matter is not currently determinable.

Mojave Rate Case.  In August 2010, we filed a petition with the FERC to (i) amend our filing requirement previously approved by the FERC and (ii) approve an uncontested rate case settlement that, among other things, would establish new base transportation rates.  Under the terms of the agreement, we may not file a new rate case to be effective any earlier than September 1, 2012, but must file a rate case to be effective no later than September 1, 2014.  The FERC approved this settlement in October 2010 with an effective date of December 1, 2010.

Although these rate cases are intended to address significant factors leading to the loss in revenues or increased costs, they will not eliminate all ongoing business risks.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the nine months ended September 30:

	2010	2009
	(In billions, except for rates)
Average advance due from El Paso	$1.1	$1.1
Average short-term interest rate	1.5%	1.8%

Income Taxes

Our effective tax rates of 39 percent and 38 percent for the nine months ended September 30, 2010 and 2009 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program.  At September 30, 2010, we had a note receivable from El Paso of approximately $0.8 billion.  We do not intend to settle this note within the next twelve months and therefore, classified it as non-current on our balance sheet.  During the third quarter of 2010, we utilized $125 million of our note receivable from the cash management program to pay a dividend to our parent.  See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program. During the third quarter of 2010, we repaid approximately $54 million of our 7.625% notes due in August 2010.  Our primary uses of cash are for working capital, capital expenditures and debt service requirements.  For the nine months ended September 30, 2010 compared to the same period in 2009, our operating cash flows decreased by approximately $250 million primarily due to the payment of income taxes during the third quarter of 2010 versus the fourth quarter of 2009, lower reservation revenues and payments of rate refunds. Our cash capital expenditures for the nine months ended September 30, 2010 were approximately $57 million and our estimated capital expenditures for the remainder of this year to maintain our systems are approximately $43 million.

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

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.   In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2010, El Paso had approximately $1.1 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.  For a further discussion of this credit agreement, see our 2009 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

Below is a summary of certain climate change, energy policies and pipeline integrity legislation recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

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

The EPA has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis.  The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations.  Our preliminary estimate of the first year cost to our company is approximately $1 million.

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

Pipeline Integrity Legislation.  Several ruptures on third party pipelines have occurred recently.  In response, various legislative and regulatory reforms associated with pipeline safety and integrity issues have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our pipelines and subjecting additional pipelines (including gathering facilities) to more stringent regulation.  It is uncertain what reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EL PASO NATURAL GAS COMPANY

Date: November 5, 2010	/s/ James J. Cleary
James J. Cleary President (Principal Executive Officer)

Date: November 5, 2010	/s/ John R. Sult
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