Form 10-Q
period 2011-03-31
EL PASO NATURAL GAS CO
filed 2011-05-09
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common stock, par value $1 per share. Shares outstanding on May 6, 2011: 1,000

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010

Operating revenues	$124	$145

Operating expenses
Operation and maintenance	46	44
Depreciation and amortization	23	21
Taxes, other than income taxes	8	8
	77	73
Operating income	47	72
Other income (expense), net	1	(1)
Interest and debt expense	(22)	(23)
Affiliated interest income, net	3	4
Income before income taxes	29	52
Income tax expense	11	20
Net income	$18	$32

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2011 and 2010	10	4
Affiliates	3	6
Other	29	20
Materials and supplies	47	48
Deferred income taxes	10	9
Prepaids	10	15
Regulatory assets	9	8
Other	1	3
Total current assets	119	113
Property, plant and equipment, at cost	3,973	3,970
Less accumulated depreciation and amortization	1,504	1,484
Total property, plant and equipment, net	2,469	2,486
Other assets
Note receivable from affiliate	867	836
Other	106	110
	973	946
Total assets	$3,561	$3,545

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$75	$82
Affiliates	13	25
Other	11	11
Taxes payable	42	28
Accrued interest	28	18
Accrued liabilities	33	24
Other	35	27
Total current liabilities	237	215
Long-term debt	1,113	1,113
Other liabilities
Deferred income taxes	410	408
Other	70	75
	480	483
Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	463	466
Total stockholder’s equity	1,731	1,734
Total liabilities and stockholder’s equity	$3,561	$3,545

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$18	$32
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	23	21
Deferred income taxes	1	10
Other non-cash income items	9	8
Asset and liability changes	24	41
Net cash provided by operating activities	75	112

Cash flows from investing activities
Capital expenditures	(23)	(21)
Net change in note receivable from affiliate	(31)	(91)
Other	—	1
Net cash used in investing activities	(54)	(111)

Cash flows from financing activities
Dividends paid to parent	(21)	—
Net cash used in financing activities	(21)	—

Net change in cash and cash equivalents	—	1
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$1

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and you should read this report along with our 2010 Annual Report on Form 10-K. The financial statements as of March 31, 2011, and for the quarters ended March 31, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010, was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2011.

2. Financial Instruments

At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At March 31, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso Corporation (El Paso) of $867 million and $836 million due upon demand, with a variable interest rate of 1.5% at each balance sheet date. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$1,113	$1,251	$1,113	$1,258

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

In addition to the above proceeding, we and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2011, we had approximately $8 million accrued, which has not been reduced by $8 million of related insurance receivables, for all of our outstanding legal proceedings.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2011, our accrual was approximately $15 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $29 million. Our accrual includes $14 million for environmental contingencies related to properties we previously owned.

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

For 2011, we estimate that our total remediation expenditures will be approximately $3 million, most of which will be expended under government directed clean-up plans.  In addition, we expect to make capital expenditures for environmental matters of approximately $3 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

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

Rates and Regulatory Matters

EPNG Rate Case. In April 2010, the Federal Energy Regulatory Commission (FERC) approved an uncontested partial offer of settlement which increased our base tariff rates, effective January 1, 2009.  As part of the settlement, we made refunds of approximately $76 million, plus interest, in 2010.  The settlement resolved all but four issues in the proceeding.  In January 2011, the Presiding Administrative Law Judge issued a decision that for the most part found against us on the four issues.  We will appeal those decisions to the FERC and may also seek review of any of the FERC’s decisions to the U.S. Court of Appeals.  Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate based on the expected final outcome.

In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates as permitted under the settlement of the previous rate case.  In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings.  At this time, the outcome of this matter is not determinable.

Other Regulatory Matter.  In October 2010, we filed with the FERC to permanently abandon two compressor stations and temporarily idle nine compressor stations along our south mainline system in 2011.  This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line.  Our intent is to bring the idled facilities back into service over the next several years as market demand improves.  In our 2011 rate case, we did not seek to earn a return on the original investment in the idled facilities.  We will continue to incur related operating costs and depreciation expense until the compressor stations are idled.  In April 2011, the FERC denied our request to temporarily idle the nine compressor stations.  Currently, we are evaluating whether to appeal the FERC’s decision and the outcome is uncertain.

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

4.  Accounts Receivable Sales Program

We participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity).  The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting.  The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to control, direct or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price).  Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables.  The table below contains information related to our accounts receivable sales program.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$128	$156
Cash received for accounts receivable sold under the program	76	93
Deferred purchase price related to accounts receivable sold	52	63
Cash received related to the deferred purchase price	44	44
____________
(1) During the quarters ended March 31, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

	March 31,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$45	$42
Uncollected deferred purchase price related to accounts receivable sold(1)	21	13
____________
(1)  Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet.  Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows.  Under the accounts receivable sales program, we service the underlying receivables for a fee.  The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2011 and 2010.

5. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand.  At March 31, 2011 and December 31, 2010, we had a note receivable from El Paso of $867 million and $836 million. At March 31, 2011, we have classified this receivable as noncurrent on our balance sheet as we do not anticipate using it in the next twelve months considering available cash sources and needs.  The interest rate on this note is variable and was 1.5% at March 31, 2011 and December 31, 2010.

In the first quarter of 2011, we utilized $21 million of our notes receivable from the cash management program to pay a dividend to our parent.

Income Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2011 and December 31, 2010, we had federal and state income taxes payable of $34 million and $24 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances.  At March 31, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $9 million included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2011	2010
	(In millions)
Revenues	$4	$5
Operation and maintenance expenses	18	18
Reimbursements of operating expenses	2	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods.  We define Segment EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes.  Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2011 compared with the same period in 2010.

Operating Results:	2011	2010
	(In millions, except for volumes)
Operating revenues	$124	$145
Operating expenses	(77)	(73)
Operating income	47	72
Other income (expense), net	1	(1)
Segment EBIT	48	71
Interest and debt expense	(22)	(23)
Affiliated interest income, net	3	4
Income taxes	(11)	(20)
Net income	$18	$32
Throughput volumes (BBtu/d)(1)	3,054	3,340
____________
(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.

	Variance
Segment EBIT Analysis:	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$(21)	$—	$—	$(21)
Operating and general and administrative expenses	—	(3)	—	(3)
Other(1)	—	(1)	2	1
Total impact on Segment EBIT	$(21)	$(4)	$2	$(23)
____________
(1)	Consists of individually insignificant items.

Reservation and Other Services Revenues.  During the quarter ended March 31, 2011, our reservation and other services revenues decreased due to the nonrenewal of expiring contracts as a result of reduced basis differentials and lower throughput volumes as a result of storage withdrawals in California and increased competition in our California and Arizona market areas which unfavorably impacted our Segment EBIT by $21 million when compared with the prior period.

Operating and General and Administrative Expenses.  During the first quarter of 2010, we received an insurance reimbursement of approximately $3 million related to a litigation matter settled in 2009.

Regulatory Matters

EPNG Rate Case.  In April 2010, the FERC approved an uncontested partial offer of settlement which increased our base tariff rates effective January 1, 2009.  As part of the settlement we made refunds of approximately $76 million, plus interest, in 2010.  The settlement resolved all but four issues in the proceeding.  In January 2011, the Presiding Administrative Law Judge issued a decision that for the most part found against us on the four issues.  We will appeal those decisions to the FERC and may also seek review of any of the FERC’s decisions to the U.S. Court of Appeals.  Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate based on the expected final outcome.

In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates as permitted under the settlement of the previous rate case.  These new base tariff rates would increase revenue by approximately $100 million annually over previously effective tariff rates.  In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings.  At this time, the outcome of this matter is not determinable.

Although these rate cases are intended to address significant factors leading to the loss in revenues or increased costs, they will not eliminate all ongoing business risks.

Other Regulatory Matter.  In October 2010, we filed with the FERC to permanently abandon two compressor stations and temporarily idle nine compressor stations along our south mainline system in 2011.  This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line.  Our intent is to bring the idled facilities back into service over the next several years as market demand improves.  In our 2011 rate case, we did not seek to earn a return on the original investment in the idled facilities.  We will continue to incur related operating costs and depreciation expense until the compressor stations are idled.  In April 2011, the FERC denied our request to temporarily idle the nine compressor stations.  Currently, we are evaluating whether to appeal the FERC’s decision and the outcome is uncertain.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter ended March 31, 2011 was lower than the same period in 2010 due to lower average advances. The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2011	2010
	(In billions, except for rates)
Average advance due from El Paso	$0.8	$1.1
Average short-term interest rate	1.5%	1.5%

Income Taxes

Our effective tax rate of 38 percent for the quarters ended March 31, 2011 and 2010 was higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital, capital expenditures and debt service requirements. At March 31, 2011, we had a note receivable from El Paso of $867 million.  We do not intend to settle any amounts owed under this note within the next twelve months and therefore classified it as non-current on our balance sheet.  We periodically evaluate our operating cash flows, after consideration of our capital and other requirements, to determine potential discretionary dividends of our note receivable to our parent.  Based on our evaluation, during the first quarter of 2011, we utilized $21 million of our note receivable from the cash management program to pay a dividend to our parent.  See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program.

For the quarter ended March 31, 2011 compared with the same period in 2010, our operating cash flows decreased by approximately $37 million primarily due to lower reservation revenues and the acceleration of the collection of accounts receivable in the first quarter of 2010 due to entering into the accounts receivable sales program.

Our cash capital expenditures for the quarter ended March 31, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our systems are listed below:

	Quarter Ended March 31, 2011	2011 Remaining	Total
	(In millions)
Maintenance	$23	$65	$88
Expansion	—	2	2
	$23	$67	$90

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program.  In addition to the cash management program above, we are eligible to borrow amounts available under El Paso’s $1.5 billion credit agreement and are only liable for amounts we directly borrow. As of March 31, 2011, El Paso had $909 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.  For a further discussion of this credit agreement, see our 2010 Annual Report on Form 10-K.  While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

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

EL PASO NATURAL GAS COMPANY

Date: May 6, 2011	/s/ James J. Cleary
James J. Cleary President (Principal Executive Officer)

Date: May 6, 2011	/s/ John R. Sult
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