Form 10-Q
period 2011-06-30
EL PASO NATURAL GAS CO
filed 2011-08-08
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Common stock, par value $1 per share. Shares outstanding on August 4, 2011: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO NATURAL GAS COMPANY

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
     Below is a list of terms that are common to our industry and used throughout this document:
     /d = per day           BBtu = billion British thermal units
     When we refer to “us,” “we,” “our,” or “ours,” we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$123	$126	$247	$271

Operating expenses
Operation and maintenance	50	47	96	91
Depreciation and amortization	18	22	41	43
Taxes, other than income taxes	7	8	15	16

	75	77	152	150

Operating income	48	49	95	121
Other income, net	—	2	1	1
Interest and debt expense	(22)	(24)	(44)	(47)
Affiliated interest income, net	3	4	6	8

Income before income taxes	29	31	58	83
Income tax expense	11	12	22	32

Net income	$18	$19	$36	$51

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2011 and 2010	2	4
Affiliates	3	6
Other	23	20
Materials and supplies	48	48
Deferred income taxes	1	9
Prepaids	7	15
Regulatory assets	15	8
Other	2	3

Total current assets	101	113

Property, plant and equipment, at cost	4,007	3,970
Less accumulated depreciation and amortization	1,524	1,484

Total property, plant and equipment, net	2,483	2,486

Other non-current assets
Note receivable from affiliate	908	836
Other	111	110

	1,019	946

Total assets	$3,603	$3,545

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$85	$82
Affiliates	14	25
Other	11	11
Taxes payable	59	28
Accrued interest	19	18
Accrued liabilities	4	24
Regulatory liabilities	25	7
Other	18	20

Total current liabilities	235	215

Long-term debt	1,113	1,113

Other non-current liabilities
Deferred income taxes	402	408
Other	104	75

	506	483

Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	481	466

Total stockholder’s equity	1,749	1,734

Total liabilities and stockholder’s equity	$3,603	$3,545

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$36	$51
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	41	43
Deferred income tax expense	2	24
Other non-cash income items	12	14
Asset and liability changes	43	(1)

Net cash provided by operating activities	134	131

Cash flows from investing activities
Capital expenditures	(41)	(36)
Net change in note receivable from affiliate	(72)	(96)
Proceeds from disposal of property	—	4

Net cash used in investing activities	(113)	(128)

Cash flows from financing activities
Dividends paid to parent	(21)	—

Net cash used in financing activities	(21)	—

Net change in cash and cash equivalents	—	3
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$3

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of June 30, 2011, and for the quarters and six months ended June 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2011.
2. Financial Instruments
     At June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At June 30, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso Corporation (El Paso) of $908 million and $836 million due upon demand, with a variable interest rate of 2.4% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt	$1,113	$1,324	$1,113	$1,258
3. Commitments and Contingencies
Legal Proceedings
     Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips Company, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs have not alleged an amount of damages against any defendant. We believe that our actions in the 1980s were proper in light of a declining market. We also contend that we are entitled to an indemnity from Burlington under our 1992 separation agreement for all claims related to royalty payments, which Burlington denies. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. We have no liability for the post-production claims as they pertain to periods after our separation from Burlington. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November

2005 was rejected by the court in June 2007. A class certification hearing occurred in April 2009. The court certified a Texas and Oklahoma class of royalty owners and stayed the claims pertaining to New Mexico wells. The class certification was upheld by the Oklahoma Court of Appeals, but a petition for review has been filed with the Oklahoma Supreme Court. The Plaintiffs have proceeded with discovery of the post-production claims against Burlington. Our costs and legal exposure related to this lawsuit are not currently determinable.
     In addition to the above proceeding, we and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at June 30, 2011; however, we have related insurance receivables of approximately $2 million. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2011, our accrual was approximately $15 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $29 million. Our accrual includes $14 million for environmental contingencies related to properties we previously owned.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $3 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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

Rates and Regulatory Matters
     EPNG Rate Case. In April 2010, the Federal Energy Regulatory Commission (FERC) approved an offer of settlement which increased our base tariff rates, effective January 1, 2009. As part of the settlement, we made refunds of approximately $76 million, plus interest, in 2010. The settlement resolved all but four issues in the rate proceeding. In January 2011, the Presiding Administrative Law Judge issued a decision that for the most part found against us on the four issues. We have appealed those decisions to the FERC and may also seek review of any of the FERC’s decisions to the U.S. Court of Appeals. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
     In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates which would increase revenue by approximately $100 million annually over previously effective tariff rates. It is uncertain whether such an increase will be achieved in the context of any settlement between us and our customers or following the outcome of a hearing in the rate case. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
     Other Regulatory Matter. In October 2010, we filed with the FERC to permanently abandon two compressor stations and temporarily idle nine compressor stations along our south mainline system in 2011. This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line. Our intent is to bring the idled facilities back into service over the next several years as market demand improves. In our 2011 rate case, we did not seek to earn a return on the original investment in the idled facilities. We will continue to incur related operating costs and depreciation expense until the compressor stations are idled. In April 2011, the FERC denied our request to temporarily idle the nine compressor stations. We have appealed the FERC’s decision and the outcome is uncertain.
Other Matter
     Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government as part of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. In March 2009, the United States District Court for the District of Columbia issued an opinion dismissing one of our claims, which has been affirmed by the Court of Appeals for the D.C. Circuit. Also in March 2009, following our close cooperation with the Navajo Nation in joint legislative efforts, President Obama signed the Fiscal Year 2009 Omnibus Appropriations Act, which appropriated $5 million toward the final remediation by the DOE of one of the two sites that are the subject of our lawsuit. The DOE has assigned to the Navajo Nation the obligation to remediate the site. The Navajo Nation has begun to perform the final remediation, and in May 2011, we complied with their request to terminate inspection and maintenance of the interim exposure control measures we previously installed at the site. Additionally, the EPA and Bureau of Indian Affairs (BIA) have entered into an administrative order of consent, pursuant to which the BIA will conduct a remedial investigation/feasibility study at the second site involved in the lawsuit. Finally, the EPA is currently assessing the environmental condition of all former uranium mines on the Navajo Indian Reservation to determine the need for further environmental response activities. There are approximately 500 abandoned uranium mine sites on the Navajo Indian Reservation, 16 of which were operated by the historical affiliate.
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$145	$132	$273	$288
Cash received for accounts receivable sold under the program	84	82	160	175
Deferred purchase price related to accounts receivable sold	61	50	113	113
Cash received related to the deferred purchase price	61	54	105	98

(1)	During the quarters and six months ended June 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

	June 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$48	$42
Uncollected deferred purchase price related to accounts receivable sold(1)	21	13

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters and six months ended June 30, 2011 and 2010.
5. Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2011 and December 31, 2010, we had a note receivable from El Paso of $908 million and $836 million. At June 30, 2011, we have classified this receivable as noncurrent on our balance sheet as we do not anticipate using it in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.4% and 1.5% at June 30, 2011 and December 31, 2010.
     In 2011, we utilized $21 million of our notes receivable from the cash management program to pay a dividend to our parent.
     Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2011 and December 31, 2010, we had federal and state income taxes payable of $44 million and $24 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

     Other Affiliate Balances. At June 30, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $9 million included in other current liabilities on our balance sheets.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Revenues	$6	$4	$10	$9
Operation and maintenance expenses	19	18	37	36
Reimbursement of operating expenses	3	3	5	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2011 compared with the same period in 2010.
Operating Results:

	2011	2010
	(In millions,
	except for volumes)
Operating revenues	$247	$271
Operating expenses	(152)	(150)

Operating income	95	121
Other income, net	1	1

Segment EBIT	96	122
Interest and debt expense	(44)	(47)
Affiliated interest income, net	6	8
Income tax expense	(22)	(32)

Net income	$36	$51

Throughput volumes (BBtu/d)(1)	3,063	3,317

(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.
Segment EBIT Analysis:

	Variance
	Operating	Operating
	Revenue	Expense	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and usage revenues	$(24)	$—	$(24)
Other(1)	—	(2)	(2)

Total impact on Segment EBIT	$(24)	$(2)	$(26)

(1)	Consists of individually insignificant items.
     Reservation and Usage Revenues. During the six months ended June 30, 2011, our reservation and usage revenues continued to decline and were overall $24 million lower compared to the same period in 2010. The decline was due to high gas storage levels and increased hydroelectric generation in our California market, the nonrenewal of certain expiring contracts and the sale of open capacity at lower prices as a result of reduced basis differentials.

Regulatory Matters
     EPNG Rate Case. In April 2010, the FERC approved an offer of settlement which increased our base tariff rates effective January 1, 2009. As part of the settlement we made refunds of approximately $76 million, plus interest, in 2010. The settlement resolved all but four issues in the rate proceeding. In January 2011, the Presiding Administrative Law Judge issued a decision that for the most part found against us on the four issues. We have appealed those decisions to the FERC and may also seek review of any of the FERC’s decisions to the U.S. Court of Appeals. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
     In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates which would increase revenue by approximately $100 million annually over previously effective tariff rates. It is uncertain whether such an increase will be achieved in the context of any settlement between us and our customers or following the outcome of a hearing in the rate case. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
     Although these rate cases are intended to address significant factors leading to the loss in revenues or increased costs, they will not eliminate all ongoing business risks.
     Other Regulatory Matter. In October 2010, we filed with the FERC to permanently abandon two compressor stations and temporarily idle nine compressor stations along our south mainline system in 2011. This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line. Our intent is to bring the idled facilities back into service over the next several years as market demand improves. In our 2011 rate case, we did not seek to earn a return on the original investment in the idled facilities. We will continue to incur related operating costs and depreciation expense until the compressor stations are idled. In April 2011, the FERC denied our request to temporarily idle the nine compressor stations. We have appealed the FERC’s decision and the outcome is uncertain.
Interest and Debt Expense
     Our interest and debt expense decreased during the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to the repayment of approximately $54 million of our 7.625% notes that matured in August 2010.
Affiliated Interest Income, Net
     Affiliated interest income, net for the six months ended June 30, 2011 was lower than the same period in 2010 due to lower average advances. The following table shows the average advances due from El Paso and the average short-term interest rates for the six months ended June 30:

	2011	2010
	(In billions, except for rates)
Average advance due from El Paso	$0.9	$1.1
Average short-term interest rate	1.5%	1.5%
Income Tax Expense
     Our effective tax rates of 38 percent and 39 percent for the six months ended June 30, 2011 and 2010 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital, capital expenditures and debt service requirements. At June 30, 2011, we had a note receivable from El Paso of $908 million. We do not intend to settle any amounts owed under this note within the next twelve months and therefore classified it as non-current on our balance sheet. We periodically evaluate our operating cash flows, after consideration of our capital and other requirements, to determine potential discretionary dividends of our note receivable to our parent. Based on our evaluation, during 2011, we utilized $21 million of our note receivable from the cash management program to pay a dividend to our parent. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program.
     Our cash maintenance capital expenditures for the six months ended June 30, 2011 were approximately $41 million and our estimated capital expenditures for the remainder of this year to maintain our systems are approximately $41 million. Our estimated capital expenditures related to pipeline expansions for the remainder of 2011 are not significant.
     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. In addition, we are eligible to borrow amounts available under an El Paso revolving credit facility and are only liable for amounts we directly borrow. During the first half of 2011, El Paso refinanced this credit facility and reduced its overall borrowing capacity from $1.5 billion to $1.25 billion. Certain collateral restrictions under the facility have been modified providing El Paso’s master limited partnership the ability to acquire up to 100 percent ownership interests in us or another El Paso subsidiary, or some combination thereof. This credit facility provides for an elimination of collateral support upon El Paso achieving investment grade status by one of the rating agencies. There were no other significant changes to our restrictive covenants from those reported in our 2010 Annual Report on Form 10-K, other than a change in pricing. Our cost to borrow under the El Paso credit facility has increased to LIBOR plus 2.25. As of June 30, 2011, El Paso had $1.0 billion of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2010 Annual Report on Form 10-K. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EL PASO NATURAL GAS COMPANY
Date: August 5, 2011	/s/ James J Cleary
James J. Cleary
President (Principal Executive Officer)

Date: August 5, 2011	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EL PASO NATURAL GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
10.A	Fourth Amended and Restated Credit Agreement, dated as of May 27, 2011, among El Paso Corporation, El Paso Natural Gas Company and Tennessee Gas Pipeline Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.B	Fourth Amended and Restated Security Agreement, dated as of May 27, 2011, among El Paso Corporation, the persons referred to therein as Pipeline Company Borrowers, the persons referred to therein as Subsidiary Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent and Depository Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 3, 2011).

* 31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.