Form 10-Q
period 2011-09-30
EL PASO NATURAL GAS CO
filed 2011-11-07
CIK 31986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Common stock, par value $1 per share. Shares outstanding on November 3, 2011: 1,000
     EL PASO NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO NATURAL GAS COMPANY
TABLE OF CONTENTS

Caption	Page

PART I — Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	*
Item 4. Controls and Procedures	13

PART II — Other Information

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. (Removed and Reserved) )	14
Item 5. Other Information	14
Item 6. Exhibits	15
Signatures	16

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
     Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	BBtu = billion British thermal units
     When we refer to “us,” “we,” “our,” or “ours,” we are describing El Paso Natural Gas Company and/or our subsidiaries.
 i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$134	$122	$381	$393

Operating expenses
Operation and maintenance	51	49	147	140
Depreciation and amortization	28	22	69	65
Taxes, other than income taxes	8	8	23	24

	87	79	239	229

Operating income	47	43	142	164
Other income, net	—	1	1	2
Interest and debt expense	(22)	(23)	(66)	(70)
Affiliated interest income, net	6	4	12	12

Income before income taxes	31	25	89	108
Income tax expense	11	10	33	42

Net income	20	15	56	66

Other comprehensive income
Unrealized actuarial gains on postretirement benefit obligations (net of income taxes of $4 and $4 in 2011)	6	—	6	—

Total comprehensive income	$26	$15	$62	$66

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2011 and 2010	6	4
Affiliates	34	6
Other	20	20
Materials and supplies	48	48
Deferred income taxes	10	9
Prepaids	2	15
Regulatory assets	16	8
Other	1	3

Total current assets	137	113

Property, plant and equipment, at cost	3,998	3,970
Less accumulated depreciation and amortization	1,543	1,484

Total property, plant and equipment, net	2,455	2,486

Other long-term assets
Note receivable from affiliate	878	836
Other	105	110

	983	946

Total assets	$3,575	$3,545

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$68	$82
Affiliates	14	25
Other	9	11
Taxes payable	76	28
Accrued interest	29	18
Accrued liabilities	28	24
Regulatory liabilities	20	7
Contractual deposits	24	15
Other	2	5

Total current liabilities	270	215

Long-term debt	1,113	1,113

Other long-term liabilities
Deferred income taxes	415	408
Other	70	75

	485	483

Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	433	466
Accumulated other comprehensive income	6	—

Total stockholder’s equity	1,707	1,734

Total liabilities and stockholder’s equity	$3,575	$3,545

See accompanying notes.

EL PASO NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$56	$66
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	69	65
Deferred income tax expense	2	28
Other non-cash income items	10	20
Asset and liability changes	73	(127)

Net cash provided by operating activities	210	52

Cash flows from investing activities
Capital expenditures	(56)	(57)
Net change in note receivable from affiliate	(72)	178
Proceeds from disposal of property	—	4
Other	7	2

Net cash provided by (used in) investing activities	(121)	127

Cash flows from financing activities
Payments to retire long-term debt	—	(54)
Dividends paid to parent	(89)	(125)

Net cash used in financing activities	(89)	(179)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011, and for the quarters and nine months ended September 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     On October 16, 2011, El Paso Corporation (El Paso), our indirect parent, announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the Federal Trade Commission (FTC) and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of shareholders of KMI to support the transaction.
  Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of September 30, 2011.
2. Financial Instruments
     At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At September 30, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso of $908 million and $836 million due upon demand, with a variable interest rate of 2.5% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt	$1,113	$1,349	$1,113	$1,258
3. Credit Facilities
     We are eligible to borrow amounts available under an El Paso revolving credit facility and are only liable for amounts we directly borrow. During the first half of 2011, El Paso refinanced this credit facility and reduced its overall borrowing capacity from $1.5 billion to $1.25 billion. Certain collateral restrictions under the facility have been modified providing El Paso’s master limited partnership the ability to acquire up to 100 percent ownership interests in us or another El Paso subsidiary, or some combination thereof. This credit facility provides for an elimination of collateral support upon El Paso achieving investment grade status by one of the rating agencies. There were no other significant changes to our restrictive covenants from those reported in our 2010 Annual Report on

Form 10-K, other than a change in pricing. Our current cost to borrow under the El Paso credit facility has increased to LIBOR plus 2.25. As of September 30, 2011, El Paso had $472 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us.
4. Commitments and Contingencies
  Legal Proceedings
     Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips Company, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs have only alleged an amount of damages against our co-defendant, Burlington. We believe that our actions in the 1980s were proper in light of a declining market. We also contend that we are entitled to an indemnity from Burlington under our 1992 separation agreement for all claims related to royalty payments, which Burlington denies. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. We have no liability for the post-production claims as they pertain to periods after our separation from Burlington. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was rejected by the court in June 2007. A class certification hearing occurred in April 2009. The court certified a Texas and Oklahoma class of royalty owners and stayed the claims pertaining to New Mexico wells. The class certification was upheld by the Oklahoma Court of Appeals, and a petition for review was denied by the Oklahoma Supreme Court. The Plaintiffs have proceeded with discovery of the post-production claims against Burlington. Our costs and legal exposure related to this lawsuit are not currently determinable.
     State of Texas v. EPNG. On behalf of the Texas Commission on Environmental Quality, the State of Texas has filed a lawsuit against us related to allegedly unauthorized emissions of air contaminants associated with the rupture of one of our pipelines in the vicinity of Bushland, Texas in 2009. Our costs and legal exposure related to this lawsuit are not currently determinable.
     In addition to the above proceedings, we and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at September 30, 2011; however, we have related insurance receivables of approximately $2 million. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
  Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2011, our accrual was approximately $15 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $24 million. Our accrual includes $14 million for environmental contingencies related to properties we previously owned.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
     In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates which would increase revenue by approximately $100 million annually over previously effective tariff rates. It is uncertain whether such an increase will be achieved in the context of any settlement between us and our customers or following the outcome of a hearing in the rate case. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. A hearing commenced in late October 2011. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
     Other Regulatory Matters. In October 2010, we filed with the FERC to permanently abandon two compressor stations and temporarily idle nine compressor stations along our south mainline system in 2011. This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line. Our intent is to bring the idled facilities back into service over the next several years as market demand improves. In our 2011 rate case, we did not seek to earn a return on the original investment in the idled facilities. We will continue to incur related operating costs and depreciation expense until the compressor stations are idled. In April 2011, the FERC denied our request to temporarily idle the nine compressor stations. We have appealed the FERC’s decision and the outcome is uncertain. In September 2011, the FERC issued an order approving the abandonment of the two compressor stations, which we expect to complete in December 2011.
     Pursuant to FERC guidance, regulated pipeline companies are required to recognize a regulatory asset or liability for changes in actuarial assumptions related to their postretirement benefit plans that would otherwise be recorded in accumulated other comprehensive income if it is probable that amounts would be included in rates in future periods. As part of our rate case settlement, we will no longer include these costs in our rates and have reclassified $6 million (net of taxes of $4 million) from a regulatory liability to accumulated other comprehensive income at September 30, 2011.

  Other Matter
     Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government as part of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. In March 2009, the United States District Court for the District of Columbia issued an opinion dismissing one of our claims, which has been affirmed by the Court of Appeals for the D.C. Circuit. Also in March 2009, following our close cooperation with the Navajo Nation in joint legislative efforts, President Obama signed the Fiscal Year 2009 Omnibus Appropriations Act, which appropriated $5 million toward the final remediation by the DOE of one of the two sites that are the subject of our lawsuit. The DOE assigned to the Navajo Nation the obligation to perform the final remediation of the site which was completed in August 2011. Additionally, the EPA and Bureau of Indian Affairs (BIA) have entered into an administrative order of consent, pursuant to which the BIA will conduct a remedial investigation/feasibility study at the second site involved in the lawsuit. Finally, the EPA is currently assessing the environmental condition of all former uranium mines on the Navajo Indian Reservation to determine the need for further environmental response activities. There are approximately 500 abandoned uranium mine sites on the Navajo Indian Reservation, 16 of which were operated by the historical affiliate.
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
5. Accounts Receivable Sales Program
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

     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales program.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$140	$120	$413	$408
Cash received for accounts receivable sold under the program	79	80	239	255
Deferred purchase price related to accounts receivable sold	61	40	174	153
Cash received related to the deferred purchase price	64	43	169	141

(1)	During the quarters and nine months ended September 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

	September 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$43	$42
Uncollected deferred purchase price related to accounts receivable sold(1)	18	13

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters and nine months ended September 30, 2011 and 2010.
6. Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2011 and December 31, 2010, we had a note receivable from El Paso of $908 million and $836 million. At September 30, 2011, we have classified $30 million of this receivable as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.5% and 1.5% at September 30, 2011 and December 31, 2010.
     In 2011, we utilized $89 million of our notes receivable from the cash management program to pay a dividend to our parent.
     Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2011 and December 31, 2010, we had federal and state income taxes payable of $55 million and $24 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.
     Other Affiliate Balances. At September 30, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $9 million.

     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Revenues	$5	$5	$15	$14
Operation and maintenance expenses	18	19	55	55
Reimbursement of operating expenses	3	3	8	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
     On October 16, 2011, El Paso announced a definitive agreement with KMI whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the FTC and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2011 compared with the same period in 2010.
Operating Results:

	2011	2010
	(In millions,
	except for volumes)
Operating revenues	$381	$393
Operating expenses	(239)	(229)

Operating income	142	164
Other income, net	1	2

Segment EBIT	143	166
Interest and debt expense	(66)	(70)
Affiliated interest income, net	12	12
Income tax expense	(33)	(42)

Net income	$56	$66

Throughput volumes (BBtu/d)(1)	3,129	3,360

(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.
Segment EBIT Analysis:

	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and usage revenues	$(12)	$—	$—	$(12)
Operating and general and administrative expenses	—	(9)	—	(9)
Other(1)	—	(1)	(1)	(2)

Total impact on Segment EBIT	$(12)	$(10)	$(1)	$(23)

(1)	Consists of individually insignificant items.
     Reservation and Usage Revenues. During the nine months ended September 30, 2011, our reservation and usage revenues declined and were overall $12 million lower compared to the same period in 2010. The decline was driven by reduced demand due to high gas storage levels and increased hydroelectric generation in our California market, nonrenewal of certain expiring contracts, the sale of open capacity at lower prices due to lower basis differentials and lower revenues related to certain interruptible services.
     Operating and General and Administrative Expenses. During the nine months ended September 30, 2011, our operating and general and administrative expenses were higher compared to the same period in 2010 by approximately $9 million. These increases were primarily due to higher benefits, payroll and contractor costs.
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
     In September 2010, we filed a new rate case with the FERC proposing an increase in base tariff rates which would increase revenue by approximately $100 million annually over previously effective tariff rates. It is uncertain whether such an increase will be achieved in the context of any settlement between us and our customers or following the outcome of a hearing in the rate case. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. A hearing commenced in late October 2011. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.
     Although these rate cases are intended to address significant factors leading to the loss in revenues or increased costs, they will not eliminate all ongoing business risks.
     Other Regulatory Matter. In October 2010, we filed with the FERC to permanently abandon two compressor stations and temporarily idle nine compressor stations along our south mainline system in 2011. This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line. Our intent is to bring the idled facilities back into service over the next several years as market demand improves. In our 2011 rate case, we did not seek to earn a return on the original investment in the idled facilities. We will continue to incur related operating costs and depreciation expense until the compressor stations are idled. In April 2011, the FERC denied our request to temporarily idle the nine compressor stations. We have appealed the FERC’s decision and the outcome is uncertain. In September 2011, the FERC issued an order approving the abandonment of the two compressor stations, which we expect to complete in December 2011.
Interest and Debt Expense
Our interest and debt expense decreased during the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to the repayment of approximately $54 million of our 7.625% notes that matured in August 2010.
Affiliated Interest Income, Net
     Affiliated interest income, net for the nine months ended September 30, 2011 was unchanged as compared to the same period in 2010. The following table shows the average advances due from El Paso and the average short-term interest rates for the nine months ended September 30:

	2011	2010
	(In billions, except for rates)
Average advance due from El Paso	$0.9	$1.1
Average short-term interest rate	1.8%	1.5%

Income Tax Expense
     Our effective tax rates of 37 percent and 39 percent for the nine months ended September 30, 2011 and 2010 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital, capital expenditures and debt service requirements. At September 30, 2011, we had a note receivable from El Paso of $908 million of which $30 million was classified as current based on the net amount that we anticipate using in the next twelve months considering available cash sources and needs. We periodically evaluate our operating cash flows, after consideration of our capital and other requirements, to determine potential discretionary dividends of our note receivable to our parent. Based on our evaluation, during 2011, we utilized $89 million of our note receivable from the cash management program to pay a dividend to our parent. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.
     Our cash maintenance capital expenditures for the nine months ended September 30, 2011 were approximately $56 million and our estimated capital expenditures for the remainder of this year to maintain our systems are approximately $24 million. Our estimated capital expenditures related to pipeline expansions for the remainder of 2011 are not significant.
     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. In addition, we are eligible to borrow amounts available under an El Paso revolving credit facility and are only liable for amounts we directly borrow. During the first half of 2011, El Paso refinanced this credit facility and reduced its overall borrowing capacity from $1.5 billion to $1.25 billion. Certain collateral restrictions under the facility have been modified providing El Paso’s master limited partnership the ability to acquire up to 100 percent ownership interests in us or another El Paso subsidiary, or some combination thereof. This credit facility provides for an elimination of collateral support upon El Paso achieving investment grade status by one of the rating agencies. There were no other significant changes to our restrictive covenants from those reported in our 2010 Annual Report on Form 10-K, other than a change in pricing. Our current cost to borrow under the El Paso credit facility has increased to LIBOR plus 2.25. As of September 30, 2011, El Paso had $472 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EL PASO NATURAL GAS COMPANY

Date: November 4, 2011	/s/ James J. Cleary James J. Cleary
President
(Principal Executive Officer)

Date: November 4, 2011

/s/ John R. Sult John R. Sult
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EL PASO NATURAL GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.