Form 10-Q
period 2012-03-31
EL PASO NATURAL GAS CO
filed 2012-05-04
CIK 31986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1 per share. Shares outstanding on May 2, 2012: 1,000

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

When we refer to “us,” “we,” “our” or “ours,” we are describing El Paso Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Operating revenues	$131	$124

Operating expenses
Operation and maintenance	53	46
Depreciation and amortization	23	23
Taxes, other than income taxes	8	8

	84	77

Operating income	47	47
Other income	1	1
Interest and debt expense	(22)	(22)
Affiliated interest income, net	5	3

Income before income taxes	31	29
Income tax expense	12	11

Net income	19	18
Other comprehensive income
Unrealized actuarial gains on postretirement benefit obligations	—	—

Comprehensive income	$19	$18

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$6	$—
Accounts and note receivable
Customer, net of allowance	10	3
Affiliates	2	3
Other	21	24
Materials and supplies	49	48
Deferred income taxes	12	12
Prepaids	11	16
Regulatory assets	8	8
Other	1	—

Total current assets	120	114

Property, plant and equipment, at cost	3,971	3,993
Less accumulated depreciation and amortization	1,535	1,525

Total property, plant and equipment, net	2,436	2,468

Other long-term assets
Note receivable from affiliate	878	873
Other	101	101

	979	974

Total assets	$3,535	$3,556

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$63	$68
Affiliates	15	20
Other	11	9
Taxes payable	32	35
Accrued interest	29	19
Accrued liabilities	30	29
Regulatory liabilities	14	16
Contractual deposits	21	21
Other	6	6

Total current liabilities	221	223

Long-term debt	1,113	1,113

Other long-term liabilities
Deferred income taxes	449	439
Other	90	78

	539	517

Commitments and contingencies (Note 3)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,268	1,268
Retained earnings	391	432
Accumulated other comprehensive income	3	3

Total stockholder’s equity	1,662	1,703

Total liabilities and stockholder’s equity	$3,535	$3,556

See accompanying notes.

EL PASO NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$19	$18
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	23	23
Deferred income tax expense	10	1
Other non-cash income items	(2)	9
Asset and liability changes	33	24

Net cash provided by operating activities	83	75

Cash flows from investing activities
Capital expenditures	(12)	(23)
Net change in note receivable from affiliate	(5)	(31)

Net cash used in investing activities	(17)	(54)

Cash flows from financing activities
Dividends paid to parent	(60)	(21)

Net cash used in financing activities	(60)	(21)

Net change in cash and cash equivalents	6	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$6	$—

See accompanying notes.

EL PASO NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2011 Annual Report on Form 10-K. The financial statements as of March 31, 2012, and for the quarters ended March 31, 2012 and 2011, are unaudited. The condensed consolidated balance sheet as of December 31, 2011, was derived from the audited balance sheet filed in our 2011 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2011 Annual Report on Form 10-K.

In October 2011, El Paso Corporation (El Paso) entered into a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the Federal Trade Commission (FTC) for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2011 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2012.

2. Financial Instruments

The following table reflects the carrying value and fair value of our long-term debt:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,113	$1,322	$1,113	$1,348

We estimated the fair value of our long-term debt (representing a Level 2 fair value measurement further discussed below) primarily based on quoted market prices for the same or similar issuances. As of March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The carrying amount of our affiliate note receivable approximates its fair value based on an analysis of the nature of the interest rate and our assessment of the ability to recover this amount.

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and would be reflected at the end of the period in which the change occurs. During the quarter ended March 31, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

3. Commitments and Contingencies

Legal Proceedings

Bank of America. We are a named defendant, along with Burlington Resources, Inc. (Burlington), now a subsidiary of ConocoPhillips Company, in a class action lawsuit styled Bank of America, et al. v. El Paso Natural Gas and Burlington Resources Oil and Gas Company, L.P., filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting royalty underpayment claims related to specified shallow wells in Oklahoma, Texas and New Mexico. The Plaintiffs assert that royalties were underpaid starting in the 1980s when the purchase price of gas was lowered below the Natural Gas Policy Act maximum lawful prices. The Plaintiffs have only alleged an amount of damages against our co-defendant, Burlington. We believe that our actions in the 1980s were proper in light of a declining market. We also contend that we are entitled to an indemnity from Burlington under our 1992 separation agreement for all claims related to royalty payments, which Burlington denies. The Plaintiffs assert that royalties were further underpaid by Burlington as a result of post-production cost deductions taken starting in the late 1990s. We have no liability for the post-production claims as they pertain to periods after our separation from Burlington. This action was transferred to Washita County District Court in 2004. A tentative settlement reached in November 2005 was rejected by the court in June 2007. A class certification hearing occurred in April 2009. The court certified a Texas and Oklahoma class of royalty owners and stayed the claims pertaining to New Mexico wells. The class certification was upheld by the Oklahoma Court of Appeals, and a petition for review was denied by the Oklahoma Supreme Court. The Plaintiffs have proceeded with discovery of the post-production claims against Burlington. The Defendants have filed a motion to dismiss the New Mexico claims because of a pending New Mexico class action covering the same claims. Our costs and legal exposure related to this lawsuit are not currently determinable.

State of Texas v. EPNG. On behalf of the Texas Commission on Environmental Quality, the State of Texas has filed a lawsuit against us related to allegedly unauthorized emissions of air contaminants associated with the rupture of one of our pipelines in the vicinity of Bushland, Texas in 2009. The parties have reached an agreement to settle this matter which is subject to public notice and comment before it can be finalized. The settlement will not have a material adverse effect on our financial condition.

In addition to the above proceeding, we and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at March 31, 2012. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2012, our accrual was approximately $17 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $27 million. Our accrual includes $16 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $3 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. We are still evaluating the regulations and their impact on our operations and our financial results.

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

Other Regulatory Matters. In October 2010, we filed with the FERC to temporarily idle nine compressor stations along our south mainline system in 2011. This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line. Our intent was to bring the idled facilities back into service over the next several years as market demand improves. In our 2010 rate case, we did not initially seek to earn a return on the original investment in the idled facilities. We will continue to incur related operating costs and depreciation expense until the compressor stations are idled. In April 2011, the FERC denied our request to temporarily idle the nine compressor stations. We have appealed the FERC’s decision and the outcome is uncertain.

In January 2012, separately from our October 2010 filing, we filed with the FERC to permanently abandon two compressor stations and four compressor units on our north mainline and San Juan triangle to better align our capacity with current contract demand. Several customers filed protests to our application. We requested an order by December 31, 2012.

Other Matter

Tuba City Uranium Milling Facility. For a period of approximately ten years beginning in the mid to late 1950s, Rare Metals Corporation of America, a historical affiliate, conducted uranium mining and milling operations in the vicinity of Tuba City, Arizona, under a contract with the United States government for the benefit of the Cold War nuclear program. The site of the Tuba City uranium mill, which is on land within the Navajo Indian Reservation, reverted to the Navajo Nation after the mill closed in 1966. The tailings at the mill site were encapsulated and a ground water remediation system was installed by the U.S. Department of Energy (DOE) under the Federal Uranium Mill Tailings Radiation Control Act of 1978. In May 2007, we filed suit against the DOE and other federal agencies requesting a judicial determination that the DOE was fully and legally responsible for any remediation of any waste associated with historical uranium production activity at two sites in the vicinity of the mill facilities near Tuba City, Arizona. In March 2009, the United States District Court for the District of Columbia issued an opinion dismissing one of our claims, which has been affirmed by the Court of Appeals for the D.C. Circuit. Also in March 2009, following our close cooperation with the Navajo Nation in joint legislative efforts, President Obama signed the Fiscal Year 2009 Omnibus Appropriations Act, which appropriated $5 million toward the final remediation by the DOE of one of the two sites that are the subject of our lawsuit. The DOE assigned to the Navajo Nation the obligation to perform the final remediation of the site which was completed in August 2011. Additionally, the EPA and Bureau of Indian Affairs (BIA) have entered into an administrative order of consent, pursuant to which the BIA is conducting a remedial investigation/feasibility study at a second site involved in the lawsuit. The remedial investigation/feasibility study is expected to be completed by 2014. Additionally, the United States has filed counterclaims in the District of Columbia alleging that, to the extent we contributed to the disposal of any waste at the second site, we should bear part of the remediation costs at that site. The United States filed a motion to dismiss our remaining claims, which was granted by the district court in March 2012. We will appeal any final judgment. Finally, the EPA is currently assessing the environmental condition of all former uranium mines on the Navajo Indian Reservation to determine the need for further environmental response activities. There are approximately 500 abandoned uranium mine sites on the Navajo Indian Reservation, 16 of which were operated by the historical affiliate. The final outcome of these legal proceedings, remediation and feasibility studies, and environmental assessments is uncertain.

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

Other Commitments

For further discussion of our other commitments, see our 2011 Annual Report on Form 10-K.

4. Accounts Receivable Sales Program

We currently participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity). The existing program is scheduled to terminate on May 29, 2012 however, we are evaluating options to extend the program. The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

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

	Quarter Ended March 31,
	2012	2011
	(In millions)
Accounts receivable sold to the third party financial institution(1)	$137	$128
Cash received for accounts receivable sold under the program	80	76
Deferred purchase price related to accounts receivable sold	57	52
Cash received related to the deferred purchase price	57	44

(1)	During the quarters ended March 31, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

	March 31, 2012	December 31, 2011
	(In millions)
Accounts receivable sold and held by third party financial institution	$46	$50
Uncollected deferred purchase price related to accounts receivable sold(1)	21	21

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2012 and 2011.

5. Transactions with Affiliates

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2012 and December 31, 2011, we had a note receivable from El Paso of $878 million and $873 million. We have classified this receivable as noncurrent on our balance sheet at March 31, 2012 as we do not anticipate using it in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.5% at March 31, 2012 and December 31, 2011. In the first quarter of 2012, we utilized $60 million of our note receivable from the cash management program to pay a dividend to our parent.

Income Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2012 and December 31, 2011, we had federal and state income taxes payable of $23 million and $21 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.

Other Affiliate Balances. At March 31, 2012 and December 31, 2011, we had contractual deposits from our affiliates of $9 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Annual Report on Form 10-K. The following table shows revenues, expenses and reimbursements from our affiliates for the quarters ended March 31:

	2012	2011
	(In millions)
Revenues	$5	$4
Operation and maintenance expenses	19	18
Reimbursements of operating expenses	2	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2011 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

In October 2011, El Paso entered into a definitive merger agreement with KMI whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the FTC for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

In April 2012, KMI announced that, subject to the completion of the merger with El Paso, it expects to drop down a portion of El Paso’s interest in us to Kinder Morgan Energy Partners, L.P., a consolidated subsidiary of KMI, which is expected to occur in the third quarter of 2012.

Results of Operations

Our management uses segment earnings before interest expense and income taxes (Segment EBIT) to measure and assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to our investors because it allows them to use the same performance measure analyzed internally by our management and allows them to evaluate the performance of our business without regard to the manner in which it is financed. Segment EBIT is defined as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. Segment EBIT may not be comparable to measurements used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2012 compared with the same period in 2011.

Operating Results:

	2012	2011
	(In millions, except for volumes)
Operating revenues	$131	$124
Operating expenses	(84)	(77)

Operating income	47	47
Other income	1	1

Segment EBIT	48	48
Interest and debt expense	(22)	(22)
Affiliated interest income, net	5	3
Income taxes	(12)	(11)

Net income	$19	$18

Throughput volumes (BBtu/d)(1)	3,032	3,054

(1)	Throughput volumes exclude throughput transported by the Mojave system on behalf of EPNG.

Segment EBIT Analysis

	Variance
	Operating Revenue	Operating Expense	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation and usage revenues	$7	$—	$7
Operating and general and administrative expenses	—	(5)	(5)
Other(1)	—	(2)	(2)

Total impact on Segment EBIT	$7	$(7)	$—

(1)	Consists of individually insignificant items.

Reservation and Usage Revenues. Effective April 1, 2011, our rates, which are subject to refund, increased pursuant to our 2010 rate case resulting in an increase in reservation revenues. Partially offsetting these amounts was slightly lower throughput on our system due to increased competition in the California market. The overall favorable impact of these items to our Segment EBIT for the quarter ended March 31, 2012 compared to 2011 was approximately $7 million.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2012, our operating and general and administrative expenses were higher compared to the same period in 2011 primarily due to higher payroll and contractor costs.

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

Other Regulatory Matters. In October 2010, we filed with the FERC to temporarily idle nine compressor stations along our south mainline system in 2011. This was done to better align our capacity to the current lower level of contract demand resulting from, in part, the weakened economic conditions along this line. Our intent was to bring the idled facilities back into service over the next several years as market demand improves. In our 2010 rate case, we did not initially seek to earn a return on the original investment in the idled facilities. We will continue to incur related operating costs and depreciation expense until the compressor stations are idled. In April 2011, the FERC denied our request to temporarily idle the nine compressor stations. We have appealed the FERC’s decision and the outcome is uncertain.

In January 2012, separately from our October 2010 filing, we filed with the FERC to permanently abandon two compressor stations and four compressor units on our north mainline and San Juan triangle to better align our capacity with current contract demand. Several customers filed protests to our application. We requested an order by December 31, 2012.

Affiliated Interest Income, Net

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2012	2011
	(In billions, except for rates)
Average advance due from El Paso	$0.9	$0.8
Average short-term interest rate	2.5%	1.5%

Income Taxes

Our effective tax rates of 39 percent and 38 percent for the quarters ended March 31, 2012 and 2011 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under El Paso’s cash management program while our primary uses of cash are for working capital and capital expenditures. At March 31, 2012, we had a note receivable from El Paso of $878 million. We do not intend to settle any amounts owed under this note within the next twelve months and, therefore, classified it as non-current on our balance sheet. We periodically evaluate our operating cash flows, after consideration of our capital and other requirements, to determine potential discretionary dividends to our parent. Based on our evaluation, during the first quarter of 2012, we paid a dividend to our parent of $60 million. See Item 1. Financial Statements, Note 5, for a further discussion of El Paso’s cash management program.

Our cash capital expenditures for the quarter ended March 31, 2012 are listed below:

(In millions)
Maintenance	$11
Expansion	1

$12

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under El Paso’s cash management program. In addition, we are eligible to borrow amounts available under El Paso’s revolving credit agreement and are only liable for amounts we directly borrow. As of March 31, 2012, El Paso had $731 million of capacity remaining and available to us and our affiliates under this credit agreement, and none of the amount outstanding under the facility was issued or borrowed by us. For a further discussion of this credit agreement, see our 2011 Annual Report on Form 10-K. While we do not anticipate a need to directly access the financial markets for the remainder of 2012 for any of our operating activities or maintenance capital needs based on liquidity available to us, market conditions may impact our or El Paso’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1. Financial Statements, Note 3 which is incorporated herein by reference and our 2011 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 3, which is incorporated herein by reference.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2011 Annual Report on Form 10-K under Part I, Item 1A. Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Mine Safety Disclosures

Not applicable.

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

EL PASO NATURAL GAS COMPANY

Date: May 4, 2012	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: May 4, 2012	/s/ John R. Sult
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